Form 10-Q
period 1993-12-31
ENERGEN CORP; ALABAMA GAS CORP
filed 1994-02-14
CIK 277595, 3146

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549

                            FORM 10-Q


X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
       DECEMBER 31, 1993

                                 OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM       TO



Commission                                           IRS Employer
  File                              State of       Identification
 Number          Registrant       Incorporation        Number

 1-7810     Energen Corporation      Alabama         63-0757759
 2-38960  Alabama Gas Corporation    Alabama         63-0022000




                  2101 Sixth Avenue North
                 Birmingham, Alabama 35203
               Telephone Number 205/326-2700

Alabama Gas Corporation, a wholly-owned subsidiary of Energen Corporation, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure format pursuant to General Instruction H(2).


Indicate by a check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the
Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing
requirements for the past 90 days.  YES   X    NO


Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of February 7, 1994:


   Energen Corporation, $0.01 par value          10,916,871 shares
   Alabama Gas Corporation, $0.01 par value      1,972,052 shares

       Energen Corporation and Alabama Gas Corporation
      Form 10-Q for the Quarter Ended December 31, 1993




                                            INDEX
                                                                   Page No.

PART I.    Financial Information (Unaudited)

  Item 1.  Financial Statements

      (a)  Consolidated Statements of Income of Energen Corporation    4

      (b)  Consolidated Balance Sheets of Energen Corporation        5-6

      (c)  Consolidated Statements of Cash Flows of Energen
             Corporation                                               7

      (d)  Statements of Income of Alabama Gas Corporation             8

      (e)  Balance Sheets of Alabama Gas Corporation                9-10

      (f)  Statements of Cash Flows of Alabama Gas Corporation        11

      (g)  Notes to Unaudited Financial Statements                 12-13

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations           14-16

           Selected Business Segment Data of Energen Corporation      17


PART II.   Other Information

  Item 6.  Exhibits and Reports on Form 8-K                           18


SIGNATURES                                                            20

                 (This page intentionally left blank.)

                                             PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
Energen Corporation and Subsidiaries
(Unaudited)
                                                                                  Three Months Ended December 31,
                                                                                    1993                1992
                                                                              (in thousands, except per share data)

Operating Revenues
Natural gas distribution                                                         $    78,993         $    76,866
Oil and gas production activities                                                      6,201               4,905
Other                                                                                  5,248               4,266
Intercompany eliminations                                                             (2,523)             (1,929)

      Total operating revenues                                                        87,919              84,108

Operating Expenses
Cost of gas                                                                           43,374              43,906
Operations                                                                            23,143              20,281
Maintenance                                                                            2,251               2,167
Depreciation, depletion and amortization                                               6,711               5,971
Taxes, other than income taxes                                                         6,727               6,417

      Total operating expenses                                                        82,206              78,742

Operating Income                                                                       5,713               5,366

Other Income (Expense)
Interest expense, net of amounts capitalized                                          (2,922)             (2,592)
Dividends on preferred stock of subsidiary                                                 -                 (21)
Other, net                                                                               196                 406

      Total other income (expense)                                                    (2,726)             (2,207)

Income Before Income Taxes                                                             2,987               3,159
Income taxes                                                                             687                 489

Net Income                                                                       $     2,300         $     2,670

Earnings Per Average Common Share                                                $      0.22         $      0.26

Dividends Per Common Share                                                       $      0.27         $      0.26

Average Common Shares Outstanding                                                     10,587              10,184




The accompanying Notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
Energen Corporation and Subsidiaries
                                                                                December 31,        September 30,
                                                                                    1993                1993
                                                                                 (Unaudited)
                                                                                         (In thousands)

ASSETS

Property, Plant and Equipment
Utility plant                                                                    $   434,148         $   429,115
Less accumulated depreciation                                                        220,047             215,892

    Utility plant, net                                                               214,101             213,223

Oil and gas properties, successful efforts method                                     87,743              86,077
Less accumulated depreciation, depletion and amortization                             36,829              35,150

Oil and gas properties, net                                                           50,914              50,927

Other property, net                                                                    8,658               8,947

      Total property, plant and equipment, net                                       273,673             273,097

Current Assets
Cash and cash equivalents                                                              4,984              15,008
Accounts receivable, net of allowance for doubtful
    accounts of $1,939 at December 31, 1993 and
    $1,927 at September 30, 1993                                                      51,771              36,181
Inventories, at average cost
    Storage gas                                                                       22,313                   -
    Materials and supplies                                                             8,652               8,957
    Liquified natural gas in storage                                                   3,829               3,636
Deferred gas costs                                                                    15,677               2,966
Deferred income taxes                                                                  4,134               4,090
Prepayments and other                                                                  2,343               4,034

      Total current assets                                                           113,703              74,872

Other Assets
Notes receivable                                                                       5,924               6,798
Deferred charges and other                                                            12,085              15,918

      Total other assets                                                              18,009              22,716

TOTAL ASSETS                                                                     $   405,385         $   370,685






The accompanying Notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
Energen Corporation and Subsidiaries
                                                                                December 31,        September 30,
                                                                                    1993                1993
                                                                                 (Unaudited)
                                                                                         (In thousands)

CAPITAL AND LIABILITIES

Capitalization
Preferred stock, cumulative, $0.01 par value, 5,000,000
    shares authorized                                                            $         -         $         -

Common shareholders' equity
    Common stock, $0.01 par value; 30,000,000 shares authorized,
      10,916,412 shares outstanding at December 31, 1993 and
      10,320,317 shares outstanding at September 30, 1993                                109                 103
    Premium on capital stock                                                          81,082              66,368
    Capital surplus                                                                    2,802               2,802
   Retained earnings                                                                  70,546              71,040

Total common shareholders' equity                                                    154,539             140,313
Long-term debt                                                                       104,173              85,852

      Total capitalization                                                           258,712             226,165

Current Liabilities
Long-term debt due within one year                                                     4,673               5,043
Notes payable to banks                                                                28,000              40,000
Accounts payable                                                                      38,524              27,609
Accrued taxes                                                                         12,006               9,656
Customers' deposits                                                                   17,131              16,719
Amounts due customers                                                                  6,248               5,105
Accrued wages and benefits                                                             7,773               8,054
Other                                                                                 13,775              13,232

      Total current liabilities                                                      128,130             125,418

Deferred Credits and Other Liabilities
Deferred income taxes                                                                    864                 480
Accumulated deferred investment tax credits                                            4,956               5,077
Other                                                                                 12,723              13,545

      Total deferred credits and other liabilities                                    18,543              19,102

Commitments and Contingencies                                                              -                   -

TOTAL CAPITAL AND LIABILITIES                                                    $   405,385         $   370,685




The accompanying Notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Energen Corporation and Subsidiaries
(Unaudited)
                                                                                  Three Months Ended December 31,
                                                                                    1993                1992
                                                                                         (In thousands)

Operating Activities
Net income                                                                       $     2,300         $     2,670
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation, depletion and amortization                                           6,711               5,971
    Deferred income taxes, net                                                           212                  68
    Deferred investment tax credits, net                                                (121)               (132)
    Gain on sale of equity securities                                                 (1,375)                  -
    Net change in:
      Accounts receivable                                                            (15,590)            (16,435)
      Inventories                                                                    (22,201)              1,057
      Accounts payable                                                                10,915              25,036
      Other current assets and liabilities                                            (6,853)             (9,378)
    Other, net                                                                           (98)                365

      Net cash provided by (used in) operating activities                            (26,100)              9,222

Investing Activities
Additions to property, plant and equipment                                            (7,193)            (16,310)
Proceeds from sale of equity securities                                                3,305                   -
Payments on notes receivable                                                             693                 419
Other, net                                                                             1,569                 140

      Net cash used in investing activities                                           (1,626)            (15,751)

Financing Activities
Payment of dividends on common stock                                                  (2,795)             (2,648)
Issuance of common stock                                                              14,721                  85
Reduction of long-term debt and preferred stock of subsidiary                         (8,899)             (1,242)
Proceeds from issuance of medium-term notes                                           26,675                   -
Net change in short-term debt                                                        (12,000)              7,000

      Net cash provided by financing activities                                       17,702               3,195

Net change in cash and cash equivalents                                              (10,024)             (3,334)
Cash and cash equivalents at beginning of period                                      15,008              10,303

Cash and cash equivalents at end of period                                       $     4,984         $     6,969








The accompanying Notes are an integral part of these statements.

STATEMENTS OF INCOME
Alabama Gas Corporation
(Unaudited)
                                                                                  Three Months Ended December 31,
                                                                                    1993                1992
                                                                              (In thousands, except per share data)

Operating Revenues                                                               $    78,993         $    76,866

Operating Expenses
Cost of gas                                                                           44,610              45,289
Operations                                                                            18,248              16,259
Maintenance                                                                            2,153               2,052
Depreciation                                                                           4,427               4,262
Income taxes
    Current                                                                              361                 360
    Deferred, net                                                                        (32)                 48
    Deferred investment tax credits, net                                                (122)               (132)
Taxes, other than income taxes                                                         6,403               6,175

      Total operating expenses                                                        76,048              74,313

Operating Income                                                                       2,945               2,553

Other Income
Allowance for funds used during construction                                              76                  17
Other, net                                                                              (208)                183

      Total other income                                                                (132)                200

Interest Charges
Interest on long-term debt                                                             1,419               1,523
Other interest expense                                                                   698                 345

      Total interest charges                                                           2,117               1,868

Net Income                                                                               696                 885
Less cash dividends on cumulative preferred stock                                          -                  21

Net Income Available for Common                                                  $       696        $        864













The accompanying Notes are an integral part of these statements.

BALANCE SHEETS
Alabama Gas Corporation
                                                                                December 31,        September 30,
                                                                                    1993                1993
                                                                                 (Unaudited)
                                                                                         (In thousands)

ASSETS

Property, Plant and Equipment
Utility plant                                                                    $   434,148         $   429,115
Less accumulated depreciation                                                        220,047             215,892

    Utility plant, net                                                               214,101             213,223

Other property, net                                                                       82                  83

Current Assets
Cash                                                                                   1,921                 480
Accounts receivable
    Gas                                                                               38,252              23,563
    Merchandise                                                                        1,354               1,256
    Other                                                                              1,006               1,011
    Allowance for doubtful accounts                                                   (1,800)             (1,800)
Inventories, at average cost
    Storage gas                                                                       22,313                   -
    Materials and supplies                                                             5,767               5,851
    Liquified natural gas in storage                                                   3,829               3,636
Deferred gas costs                                                                    15,677               2,966
Deferred income taxes                                                                  2,587               2,587
Prepayments and other                                                                  2,149               2,520

      Total current assets                                                            93,055              42,070

Deferred Charges and Other Assets                                                      8,804               9,172

TOTAL ASSETS                                                                     $   316,042         $   264,548















The accompanying Notes are an integral part of these statements.

BALANCE SHEETS
Alabama Gas Corporation
                                                                                December 31,        September 30,
                                                                                    1993                1993
                                                                                 (Unaudited)
                                                                                         (In thousands)

CAPITAL AND LIABILITIES

Capitalization
Common shareholder's equity
    Common stock, $0.01 par value; 3,000,000 shares authorized,
      1,972,052 shares outstanding in 1993 and 1992                              $        20         $        20
    Premium on capital stock                                                          31,682              21,682
    Capital surplus                                                                    2,802               2,802
   Retained earnings                                                                  72,787              74,886

Total common shareholder's equity                                                    107,291              99,390
Cumulative preferred stock, $0.01 par value, 120,000 shares
    authorized, issuable in series - $4.70 Series                                          -                   -
Long-term debt                                                                        62,833              43,912

      Total capitalization                                                           170,124             143,302

Current Liabilities
Long-term debt due within one year                                                     2,823               3,193
Notes payable to banks                                                                28,000              29,000
Accounts payable
    Other                                                                             35,366              18,772
    Affiliated companies                                                               6,925               1,252
Accrued taxes                                                                         10,869               8,960
Customers' deposits                                                                   17,129              16,717
Supplier refunds due customers                                                           792                 740
Other amounts due customers                                                            5,456               4,365
Accrued wages and benefits                                                             4,758               5,261
Other                                                                                  5,802               4,821

      Total current liabilities                                                      117,920              93,081

Deferred Credits and Other Liabilities
Deferred income taxes                                                                 12,512              12,416
Accumulated deferred investment tax credits                                            4,956               5,077
Regulatory liability                                                                   7,543               7,717
Customer advances for construction and other                                           2,987               2,955

      Total deferred credits and other liabilities                                    27,998              28,165

Commitments and Contingencies                                                              -                   -

TOTAL CAPITAL AND LIABILITIES                                                    $   316,042         $   264,548



The accompanying Notes are an integral part of these statements.

STATEMENTS OF CASH FLOWS
Alabama Gas Corporation
(Unaudited)
                                                                                  Three Months Ended December 31,
                                                                                    1993                1992
                                                                                          (in thousands)

Operating Activities
Net income                                                                       $       696         $       885
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                      4,427               4,262
    Deferred income taxes, net                                                           (32)                 48
    Deferred investment tax credits                                                     (122)               (132)
    Net change in:
      Accounts receivable                                                            (14,869)            (15,725)
      Inventories                                                                    (22,422)               (118)
      Accounts payable                                                                15,342              23,472
      Other current assets and liabilities                                            (8,398)            (10,382)
    Other, net                                                                           461                 161

      Net cash provided by (used in) operating activities                            (24,917)              2,471

Investing Activities
Additions to property, plant and equipment                                            (5,214)             (3,426)
Net advances from holding company                                                         87                   -
Other, net                                                                               (21)                (37)

      Net cash used in investing activities                                           (5,148)             (3,463)

Financing Activities
Payment of dividends on common stock                                                  (2,795)             (2,650)
Payment of dividends on preferred stock                                                    -                 (21)
Reduction of long-term debt and preferred stock                                       (8,299)               (442)
Proceeds from issuance of medium-term notes                                           26,675                   -
Proceeds from equity infusion from parent                                             10,000                   -
Net advances from (to) affiliates                                                      6,925              (2,476)
Net change in short-term debt                                                         (1,000)              7,000

    Net cash provided by financing activities                                         31,506               1,411

Net change in cash                                                                     1,441                 419
Cash at beginning of period                                                              480               2,394

Cash at end of period                                                            $     1,921         $     2,813






The accompanying Notes are an integral part of these statements.

  Energen Corporation and Alabama Corporation
   Notes to Unaudited Financial Statements


1.   Basis of Presentation

All adjustments to the unaudited financial statements which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods have been recorded. Such adjustments consisted only of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended September 30, 1993, 1992, and 1991 included in the 1993 Annual Report of Energen Corporation (the Company) on Form 10-K. Certain reclassifications were made to conform prior years' financial statements to the current quarter presentation. The Company's primary business is seasonal in character and influenced by weather conditions. Results of operations for the interim periods are not necessarily indicative of the results which may be expected for the fiscal year.

2.   Change in Accounting Method

The Company adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions, with respect to the accrual of such costs for all employees under labor union agreements effective for the year beginning October 1, 1993. The Company adopted SFAS No. 106 with respect to salaried employees in a prior year. There is no cumulative effect on the income statement resulting from the adoption of SFAS No. 106 as the Company has elected to amortize transition costs over a twenty year period. The Company funds its accrued postretirement benefit liability on a quarterly basis in the month following each quarter end.

The expense for the plan covering employees under labor union agreements for the year ended September 30, 1994 is expected to be $3,709,000. The "projected unit credit" actuarial method was used to determine the normal cost and actuarial liability.

A reconciliation of the estimated status of the obligation is as follows (in thousands):



                                                           Three Months Ended
                                                            December 31, 1993


Accumulated postretirement benefit                              $ (26,007)
Plan assets                                                            10
Unamortized amounts                                                25,372

Accrued post-employment benefit liability                        $   (625)

Net periodic postretirement benefit cost for the quarter ended
December 31, 1993 includes the following (in thousands):

                                                         Three Months Ended
                                                          December 31, 1993

Service cost                                                      $   126
Interest cost on accumulated
    postretirement benefit obligation                                 480
Amortization of transition obligation                                 321
Amortization of actuarial gains and losses                              -
Expected return on plan assets                                          -

Net periodic postretirement benefit expense                        $  927

The weighted average health care cost trend rate used in determining the accumulated postretirement benefit obligation was
8.0 percent. That assumption has a significant effect on the amounts reported. To illustrate, increasing the weighted average health care cost trend rate by 1.0 percent would increase the accumulated postretirement benefit obligation by 8.7 percent and the net periodic benefit cost by 8.5 percent. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5 percent. On December 6, 1993, the Alabama Public Service Commission adopted Order 4-3454, which allows the Company to recover all costs accrued under SFAS No. 106 through rates.

3.   Regulatory

As a public utility in the state of Alabama, Alagasco is subject to regulation by the Alabama Public Service Commission (APSC), which has adopted several innovative approaches to rate regulation, including Alabama's Rate Stabilization and Equalization (RSE) rate-setting process. Implemented in 1983 and modified in 1985, 1987, and 1990, RSE replaces the traditional utility rate case with APSC-monitored periodic rate adjustments presently designed to give Alagasco the opportunity to earn an average return on equity (ROE) at its fiscal year-end within a specified range. Under Alagasco's current RSE order, which became effective December 1990, Alagasco's allowed ROE range is 13.15 percent to 13.65 percent. The APSC conducts quarterly reviews to determine, based on Alagasco's budget and fiscal year-to-date performance, whether Alagasco's projected ROE for the fiscal year will be within the allowed range. Reductions in rates can be made quarterly to bring the projected ROE within the allowed range. Increases, however, are permitted only once each fiscal year effective on December 1, and cannot exceed 4 percent of prior-year revenues.

RSE limits Alagasco's equity upon which a return is permitted to 60 percent of total capitalization and provides for a cost control measure designed to monitor Alagasco's operations and maintenance (O & M) expense. If increases in O & M expense per customer fall within 1.25 percent above or below the Consumer Price Index for all Urban Customers (index range), no adjustment is required. If, however, increases in O & M expense per customer exceed the index range, three-fourths of the difference is returned to customers.
To the extent increases in O & M expense per customer are less than the index range, Alagasco will benefit by one-half of the difference through future rate adjustments. Effective December 15, 1990, the APSC approved a temperature adjustment to customers' monthly bills to mitigate the effect of departures from normal temperature on Alagasco's earnings. The calculation is performed monthly and adjusted on customer's bills in the actual month the weather variation occurs.

Under RSE as extended, a $.5 million annual decrease in revenue became effective October 1, 1993, and a $7.2 million annual increase in revenue became effective December 1, 1993.


4.   Supplemental Cash Flow Information

Energen Corporation
Three months ended December 31, (in thousands)          1993           1992

Interest paid, net of amounts capitalized           $   3,753       $  4,065
Income taxes paid                                   $     158       $    793
Noncash investing activities (capitalized
  depreciation and allowance for funds used
  during construction)                              $     122        $    62
Noncash financing activities (debt issuance costs)  $     175        $     -


Alabama Gas Corporation
Three months ended December 31, (in thousands)           1993           1992

Interest paid                                        $   3,361        $ 3,489
Income taxes paid                                    $    (185)       $   243
Noncash investing activities (capitalized
  depreciation and allowance for funds used
  during construction)                               $     122        $    62
Noncash financing activities (debt issuance costs)   $     175        $     -

Item 2.  Managements's Discussion and Analysis of Financial
         Condition and Results of Operations


Consolidated net income for the first quarter was $2,300,000 ($0.22 per share) compared to $2,670,000 ($0.26 per share) in the prior year. The slight decline in the current quarter is due primarily to a decreased contribution from the Company's exploration and production subsidiary, Taurus Exploration, Inc., (Taurus).

Taurus's, $.4 million decrease in earnings in the current quarter was primarily attributable to the absence of coalbed methane drilling fees due to the expiration of the tax credit qualifying deadline on December 31, 1992; to decreased consulting fees; and to
decreased recognition of tax credits on an interim basis.   The
contribution from Alabama Gas Corporation (Alagasco), the Company's natural gas utility, remained virtually the same as that of the prior year. Net income from the Company's other activities increased slightly due primarily to increased propane margins and merchandising sales.

Natural gas revenues increased three percent in the current quarter primarily due to the pass through of increased gas cost partially offset by decreased sales to core customers.

Oil and gas revenues increased 26 percent for the quarter primarily due to a 54 percent increase in oil and gas production volumes partially offset by reduced consulting fees following the conclusion of a major consulting contract. The average sales price of gas this quarter was $2.02 per Mcf compared with $1.92 per Mcf in the prior year. The average sales price of oil this quarter was $14.94 per barrel compared with $18.40 per barrel in the prior year. Taurus's sales contracts are largely tied to the spot market and are sensitive to price fluctuations inherent therein. To hedge its exposure to such price fluctuations on oil and gas production, Taurus periodically enters into futures contracts. Under this program, Taurus has entered into futures contracts for the sale of
5.3 Bcf of its gas production with an average contract price of $1.95, and for the sale of 36,000 barrels of its oil production at an average contract price of $20.30 over the remainder of this fiscal year. Taurus plans to extend its hedging program into fiscal 1995.

Other revenues for the quarter were higher by $1 million due to increased merchandise sales.

The cost of gas remained virtually unchanged. Increases due to purchased volumes were offset by an overall decrease in the unit cost of purchased gas.

Operations and maintenance expense increased 13 percent in the first quarter primarily due to increased labor and related expenses at Alagasco and decreased drilling fees and overhead reimbursements at Taurus.

Depreciation expense increased 12 percent in the current quarter due primarily to increased oil and gas production at Taurus and normal plant growth at Alagasco.

The Company's expense for taxes other than income taxes primarily reflects various state and local business taxes paid by Alagasco as well as various payroll-related taxes. The state and local business taxes are generally based on gross receipts of Alagasco and fluctuate accordingly.

Alagasco's higher average short-term debt outstanding (associated with the current year purchase of storage gas inventory) together with the effect of the $15.0 million unsecured notes issued in the third quarter of the prior fiscal year combined to create a 13 percent increase in interest expense in the current quarter.

Other income decreased in the current quarter primarily due to redemption fees incurred related to the current year refinancing.

Income tax expense for the quarter increased over the prior year due to decreased recognition of nonconventional fuel tax credits on an interim basis. The Company anticipates effective tax rates to remain lower than statutory rates through the year 2002 as it expects to recognize all tax credits generated for financial statement purposes.

As previously discussed, the Company's business is seasonal in character and influenced by weather conditions. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year.

Liquidity and Capital Resources

Net cash provided by operating activities decreased $35.3 million in the current year and is due largely to the purchase of storage gas by Alagasco during the current year in connection with the implementation of Order 636. Fluctuations in accounts receivable and payable are generally the result of timing of payments.

Net cash provided by investing activities increased $14.1 million over the prior year. The most significant factor contributing to the increase was the current year reduction in capital expenditures. Capital expenditures for the prior year included the Company's investment of approximately $13.0 million in conventional producing properties following the 1992 sale of nonconventional properties. Also contributing to the increase were proceeds of $3.3 million resulting from the sale of equity securities.

The increase in net cash provided by financing activities of $14.5 million is attributable to several occurrences in the first quarter of the current year. The issuance of 550,000 shares of Energen common stock in November of 1993 resulted in proceeds of approximately $13.5 million which were used primarily to help fund the purchase of storage gas. Alagasco also issued $26.8 million of medium-term notes which offered investors a combination of interest rates and investment periods ranging from 5.6 percent to 7.2 percent for notes redeemable December 1, 1998, to December 15, 2023. Alagasco used proceeds from these notes to fund the balance of the storage investment, redeem its 8.75 percent debentures, reduce its short-term debt outstanding and to fund additional capital needs. Subsequent to December 31, 1993, Alagasco has issued an additional $23.2 million in medium-term notes with interest rates ranging from 5.4 percent to 7.2 percent and maturities of January 15, 1999 to January 13, 2014. Net proceeds will be used primarily to repay short-term debt.


Energen has short-term credit facilities totaling $110 million available for working capital needs, with $28 million and $27 million outstanding at December 31,1993 and 1992, respectively.

CAPITAL EXPENDITURES: Capital and exploration expenditures could approximate $52 million in 1994, excluding municipal gas system acquisitions, and primarily will be used to fund normal distribution system expansion and the development of a new customer information system at Alagasco, and oil and gas development activities. The Company anticipates funding these capital expenditures through internally generated capital and the utilization of short-term credit facilities. In addition to the capital expenditures, the Company will maintain an investment in storage working gas which is anticipated to average $26.0 million.

Energen Corporation
Selected Business Segment Data
                                                                                  Three Months Ended December 31,
                                                                                    1993                1992

Natural Gas Distribution
Operating revenues (in thousands)
   Residential                                                                   $    51,598         $    50,437
   Commercial and industrial - small                                                  19,112              19,303
   Commercial and industrial - large                                                      23                 276
   Transportation                                                                      7,808               7,278
   Other                                                                                 452                (428)

      Total                                                                      $    78,993         $    76,866

Volumes sold and transported (thousands of Mcf)
   Residential                                                                         6,932               7,271
   Commercial and industrial - small                                                   3,073               3,309
   Commercial and industrial - large                                                       5                  78
   Transportation                                                                     13,168              12,986

      Total                                                                           23,178              23,644

Other data (in thousands)
   Depreciation and amortization                                                 $     4,427         $     4,262
   Capital expenditures                                                          $     5,336         $     3,487
   Operating income                                                              $     3,152         $     2,829

Oil and Gas Exploration and Production
Operating revenues (in thousands)
   Natural gas                                                                   $     4,019         $     2,377
   Oil                                                                                   812                 791
   Other                                                                               1,370               1,737

      Total                                                                      $     6,201         $     4,905

Sales volume - natural gas (thousands of Mcf)                                          1,991               1,241
Sales volume - oil (thousands of barrels)                                                 54                  43
Average sales price - natural gas (per Mcf)                                      $      2.02         $      1.92
Average sales price - oil (per barrel)                                           $     14.94         $     18.40
Other data (in thousands)
   Depreciation, depletion and amortization                                      $     1,955         $     1,428
   Capital expenditures                                                          $     1,833         $    12,803
   Exploration expenditures                                                      $        55         $        96
   Operating income (loss)                                                       $     2,098         $     2,308

Other Businesses (in thousands)
   Operating revenues                                                            $     5,248         $     4,266
   Depreciation and amortization                                                 $       329         $       281
   Capital expenditures                                                          $       146         $        82
   Operating income                                                              $       774         $       542

Eliminations and Corporate Expenses (in thousands)
Operating loss                                                                   $      (311)        $      (313)

                   PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits

         * 4 Indenture dated as of November 1, 1993, between Alabama Gas Corporation and Nations Bank of Georgia, National Association, Trustee, which was filed as Exhibit 4(k) to Alabama Gas' Amendment #1 to Registration Statement on Form S-3 (Registration No. 33-70466).

         *  Incorporated by Reference

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed for the three months ended December 31, 1993.

                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              ENERGEN CORPORATION
                                             ALABAMA GAS CORPORATION



        February 14, 1994                    By /s/ Rex J. Lysinger
            Date                             Rex J. Lysinger
                                             Chairman of the Board and Chief
                                             Executive Officer



        February 14, 1994                     By /s/ G. C. Ketcham
            Date                              G. C. Ketcham
                                              Executive Vice President, Chief
                                              Financial Officer and Treasurer



        February 14, 1994                     By /s/ J. T. McManus
            Date                              J. T. McManus
                                              Vice President-Finance and
                                              Corporate Development of Energen
                                              and Vice President-Finance
                                              and Planning of Alagasco