Form 10-Q
period 1994-03-31
ENERGEN CORP; ALABAMA GAS CORP
filed 1994-05-13
CIK 277595, 3146

                                      SECURITIES AND EXCHANGE COMMISSION
                                            WASHINGTON, D. C. 20549


                                                   FORM 10-Q



X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH
        31, 1994

                                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
             TO

Commission                                             IRS
  File                               State of     Identification
 Number         Registrant        Incorporation       Number

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


Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of May 6, 1994:


  Energen Corporation, $0.01 par value        10,917,355 shares
  Alabama Gas Corporation, $0.01 par value     1,972,052 shares

                    ENERGEN CORPORATION AND ALABAMA GAS
                FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1994


                               TABLE OF CONTENTS
                                                               Page

                PART I: FINANCIAL INFORMATION (Unaudited)

Item 1.       Financial Statements

    (a)  Consolidated Statements of Income
           of Energen Corporation                                 4

    (b)  Consolidated Balance Sheets of Energen Corporation       5

    (c)  Consolidated Statements of Cash Flows
           of Energen Corporation                                 7

    (d)  Statements of Income of Alabama Gas Corporation          8

    (e)  Balance Sheets of Alabama Gas Corporation                9

    (f)  Statements of Cash Flows of Alabama Gas Corporation     11

    (g)  Notes of Unaudited Financial Statements                 12

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   14

         Selected Business Segment Data of
           Energen Corporation                                   18


                        PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                        19


SIGNATURES                                                       20

                 (This page intentionally left blank.)

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
Energen Corporation and Subsidiaries
(Unaudited)
                                                    Three months ended                 Six months ended
                                                         March 31,                         March 31,
(in thousands, except share data)                    1994           1993             1994          1993

Operating Revenues
Natural gas distribution                        $   158,268    $   142,314      $   237,261    $   219,180
Oil and gas production activities                     6,170          4,973           12,371          9,878
Other                                                 5,561          4,441           10,809          8,707
Intercompany eliminations                            (1,912)        (2,082)          (4,435)        (4,011)

     Total operating revenues                       168,087        149,646          256,006        233,754

Operating Expenses
Cost of gas                                          93,912         83,080          137,286        126,986
Operations                                           23,697         21,260           46,840         41,541
Maintenance                                           2,438          2,569            4,689          4,736
Depreciation, depletion and amortization              6,796          6,216           13,507         12,187
Taxes, other than income taxes                       10,874          9,654           17,601         16,071

     Total operating expenses                       137,717        122,779          219,923        201,521

Operating Income                                     30,370         26,867           36,083         32,233

Other Income (Expense)
Interest expense, net of amounts capitalized         (2,823)        (2,741)          (5,745)        (5,333)
Dividends on preferred stock of subsidiary                -            (21)               -            (42)
Other, net                                              648            587              844            993

     Total other income (expense)                    (2,175)        (2,175)          (4,901)        (4,382)

Income Before Income Taxes                           28,195         24,692           31,182         27,851
Income taxes                                          6,003          4,747            6,690          5,236

Net Income                                      $    22,192    $    19,945      $    24,492    $    22,615

Earnings Per Average Common Share               $      2.03    $      1.95      $      2.28    $      2.22

Dividends Per Common Share                      $      0.27    $      0.26      $      0.54    $      0.52

Average Common Shares Outstanding                    10,917         10,211           10,750         10,197



The accompanying Notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
Energen Corporation and Subsidiaries
(Unaudited)
                                                                              March 31,       September 30,
(in thousands)                                                                  1994              1993

ASSETS

Property, Plant and Equipment
Utility plant                                                                $  442,504         $   429,115
Less accumulated depreciation                                                   224,212             215,892

   Utility plant, net                                                           218,292             213,223

Oil and gas properties, successful efforts method                                87,717              86,077
Less accumulated depreciation, depletion and amortization                        38,537              35,150

   Oil and gas properties, net                                                   49,180              50,927

Other property, net                                                               8,493               8,947

     Total property, plant and equipment, net                                   275,965             273,097

Current Assets
Cash and cash equivalents                                                        38,480              15,008
Accounts receivable, net of allowance for doubtful
   accounts of $2,128 at March 31, 1994, and
   $1,927 at September 30, 1993                                                  52,636              36,181
Inventories, at average cost
   Storage gas                                                                   17,954                   -
   Materials and supplies                                                         8,555               8,957
   Liquified natural gas in storage                                               3,341               3,636
Deferred gas costs                                                                7,920               2,966
Deferred income taxes                                                             9,853               4,090
Prepayments and other                                                             2,990               4,034

     Total current assets                                                       141,729              74,872

Other Assets
Notes receivable                                                                  5,632               6,798
Deferred charges and other                                                       11,825              15,918

     Total other assets                                                          17,457              22,716

TOTAL ASSETS                                                                 $  435,151         $   370,685





The accompanying Notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
Energen Corporation and Subsidiaries
(Unaudited)
                                                                              March 31,       September 30,
(in thousands)                                                                  1994              1993

CAPITAL AND LIABILITIES

Capitalization
Preferred stock, cumulative, $0.01 par value, 5,000,000
   shares authorized                                                         $        -         $         -

Common shareholders' equity
   Common stock, $0.01 par value; 30,000,000 shares authorized,
     10,916,871 shares outstanding at March 31, 1994, and
     10,320,317 shares outstanding at September 30, 1993                            109                 103
   Premium on capital stock                                                      81,052              66,368
   Capital surplus                                                                2,802               2,802
   Retained earnings                                                             89,789              71,040

Total common shareholders' equity                                               173,752             140,313
Long-term debt                                                                  125,792              85,852

     Total capitalization                                                       299,544             226,165

Current Liabilities
Long-term debt due within one year                                                4,643               5,043
Notes payable to banks                                                                -              40,000
Accounts payable                                                                 42,398              27,609
Accrued taxes                                                                    18,558               9,656
Customers' deposits                                                              17,842              16,719
Amounts due customers                                                             9,794               5,105
Accrued wages and benefits                                                        9,230               8,054
Other                                                                            14,727              13,232

     Total current liabilities                                                  117,192             125,418

Deferred Credits and Other Liabilities
Deferred income taxes                                                               881                 480
Accumulated deferred investment tax credits                                       4,834               5,077
Other                                                                            12,700              13,545

     Total deferred credits and other liabilities                                18,415              19,102

Commitments and Contingencies                                                         -                   -

TOTAL CAPITAL AND LIABILITIES                                                $  435,151         $   370,685



The accompanying Notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Energen Corporation and Subsidiaries
(Unaudited)

Six months ended March 31, (in thousands)                                       1994                1993

Operating Activities
Net income                                                                   $   24,492         $    22,615
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation, depletion and amortization                                      13,507              12,187
   Deferred income taxes, net                                                    (5,643)             (2,009)
   Deferred investment tax credits, net                                            (243)               (265)
   Gain on sale of equity securities                                             (1,375)                  -
   Net change in:
     Accounts receivable                                                        (16,455)            (20,677)
     Inventories                                                                (17,257)              1,266
     Accounts payable                                                            14,789              16,682
     Other current assets and liabilities                                        13,475             (11,295)
   Other, net                                                                       149                 731

     Net cash provided by operating activities                                   25,439              19,235

Investing Activities
Additions to property, plant and equipment                                      (16,090)            (23,139)
Proceeds from sale of equity securities                                           3,305                   -
Payments on notes receivable                                                      1,073                 655
Other, net                                                                        1,588                 171

     Net cash used in investing activities                                      (10,124)            (22,313)

Financing Activities
Payment of dividends on common stock                                             (5,745)             (5,305)
Issuance of common stock                                                         14,692                 981
Reduction of long-term debt and preferred stock of subsidiary                   (10,460)             (4,518)
Proceeds from issuance of medium-term notes                                      49,670                   -
Net change in short-term debt                                                   (40,000)              9,000

     Net cash provided by financing activities                                    8,157                 158

Net change in cash and cash equivalents                                          23,472              (2,920)
Cash and cash equivalents at beginning of period                                 15,008              10,303

Cash and cash equivalents at end of period                                   $   38,480         $     7,383







The accompanying Notes are an integral part of these statements.

STATEMENTS OF INCOME
Alabama Gas Corporation
(Unaudited)

                                                    Three months ended                 Six months ended
                                                         March 31,                         March 31,
(in thousands)                                       1994           1993             1994          1993

Operating Revenues                              $   158,268    $   142,314      $   237,261    $   219,180

Operating Expenses
Cost of gas                                          94,930         84,352          139,540        129,641
Operations                                           18,282         16,451           36,530         32,710
Maintenance                                           2,342          2,458            4,495          4,510
Depreciation                                          4,441          4,278            8,868          8,540
Income taxes
  Current                                            15,119          8,684           15,480          9,044
  Deferred, net                                      (5,787)          (316)          (5,819)          (268)
  Deferred investment tax credits, net                 (121)          (133)            (243)          (265)
Taxes, other than income taxes                       10,577          9,333           16,980         15,508

    Total operating expenses                        139,783        125,107          215,831        199,420

Operating Income                                     18,485         17,207           21,430         19,760

Other Income
Allowance for funds used during construction            111             34              187             51
Other, net                                              189            104              (19)           287

    Total other income                                  300            138              168            338

Interest Charges
Interest on long-term debt                            1,659          1,442            3,078          2,965
Other interest expense                                  438            583            1,136            928

    Total interest charges                            2,097          2,025            4,214          3,893

Net Income                                           16,688         15,320           17,384         16,205
Less cash dividends on cumulative
  preferred stock                                         -             21                -             42

Net Income Available for Common                 $    16,688    $    15,299      $    17,384    $    16,163









The accompanying Notes are an integral part of these statements.

BALANCE SHEETS
Alabama Gas Corporation
(Unaudited)

                                                                              March 31,       September 30,
(in thousands)                                                                  1994              1993

ASSETS

Property, Plant and Equipment
Utility plant                                                                $  442,504         $   429,115
Less accumulated depreciation                                                   224,212             215,892

   Utility plant, net                                                           218,292             213,223

Other property, net                                                                 174                  83

Current Assets
Cash and cash equivalents                                                        27,044                 480
Accounts receivable
   Gas                                                                           40,403              23,563
   Merchandise                                                                    1,079               1,256
   Other                                                                          1,244               1,011
   Allowance for doubtful accounts                                               (2,000)             (1,800)
Inventories, at average cost
   Storage gas                                                                   17,954                   -
   Materials and supplies                                                         5,704               5,851
   Liquified natural gas in storage                                               3,341               3,636
Deferred gas costs                                                                7,920               2,966
Deferred income taxes                                                             8,339               2,587
Prepayments and other                                                             1,969               2,520

     Total current assets                                                       112,997              42,070

Deferred Charges and Other Assets                                                 8,730               9,172

TOTAL ASSETS                                                                 $  340,193         $   264,548














The accompanying Notes are an integral part of these statements.

BALANCE SHEETS
Alabama Gas Corporation
(Unaudited)

                                                                              March 31,       September 30,
(in thousands)                                                                  1994              1993

CAPITAL AND LIABILITIES

Capitalization
Common shareholder's equity
   Common stock, $0.01 par value; 3,000,000 shares authorized,
     1,972,052 shares outstanding in 1993 and 1992                           $       20         $        20
   Premium on capital stock                                                      31,682              21,682
   Capital surplus                                                                2,802               2,802
   Retained earnings                                                             86,525              74,886

Total common shareholder's equity                                               121,029              99,390
Cumulative preferred stock, $0.01 par value, 120,000 shares
   authorized, issuable in series - $4.70 Series                                      -                   -
Long-term debt                                                                   84,452              43,912

     Total capitalization                                                       205,481             143,302

Current Liabilities
Long-term debt due within one year                                                2,793               3,193
Notes payable to banks                                                                -              29,000
Accounts payable
   Other                                                                         35,351              18,772
   Affiliated companies                                                           8,180               1,252
Accrued taxes                                                                    19,506               8,960
Customers' deposits                                                              17,784              16,717
Supplier refunds due customers                                                      806                 740
Other amounts due customers                                                       8,988               4,365
Accrued wages and benefits                                                        6,147               5,261
Other                                                                             7,225               4,821

     Total current liabilities                                                  106,780              93,081

Deferred Credits and Other Liabilities
Deferred income taxes                                                            12,630              12,416
Accumulated deferred investment tax credits                                       4,834               5,077
Regulatory liability                                                              7,344               7,717
Customer advances for construction and other                                      3,124               2,955

     Total deferred credits and other liabilities                                27,932              28,165

Commitments and Contingencies                                                         -                   -

TOTAL CAPITAL AND LIABILITIES                                                $  340,193         $   264,548

The accompanying Notes are an integral part of these statements.

STATEMENTS OF CASH FLOWS
Alabama Gas Corporation
(Unaudited)

Six months ended March 31, (in thousands)                                       1994              1993

Operating Activities
Net income                                                                   $   17,384         $    16,205
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                                  8,868               8,540
   Deferred income taxes, net                                                    (5,819)               (268)
   Deferred investment tax credits                                                 (243)               (265)
   Net change in:
     Accounts receivable                                                        (16,783)            (19,108)
     Inventories                                                                (17,512)                137
     Accounts payable                                                            18,017              15,953
     Other current assets and liabilities                                        15,189              (8,568)
   Other, net                                                                       684                 234

     Net cash provided by operating activities                                   19,785              12,860

Investing Activities
Additions to property, plant and equipment                                      (13,745)             (8,980)
Net advances from holding company                                                    87                (119)
Other, net                                                                         (118)                  5

     Net cash used in investing activities                                      (13,776)             (9,094)

Financing Activities
Payment of dividends on common stock                                             (5,745)             (5,305)
Payment of dividends on preferred stock                                               -                 (42)
Reduction of long-term debt and preferred stock                                  (9,860)             (3,708)
Proceeds from issuance of medium-term notes                                      49,670                   -
Proceeds from equity infusion from parent                                        10,000                   -
Net advances from (to) affiliates                                                 5,490              (6,299)
Net change in short-term debt                                                   (29,000)             12,000

   Net cash provided by (used in) financing activities                           20,555              (3,354)

Net change in cash                                                               26,564                 412
Cash at beginning of period                                                         480               2,394

Cash at end of period                                                        $   27,044         $     2,806







The accompanying Notes are an integral part of these statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
Energen Corporation and Alabama Gas Corporation


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

Under RSE as extended, a $.5 million annual decrease in revenue became effective October 1, 1993, and a $7.2 million annual increase in revenue became effective December 1, 1993. As of April 1, 1994, the Company was within its allowed range; accordingly, no annual adjustment was required.

3.   SUPPLEMENTAL CASH FLOW INFORMATION

Energen Corporation

Six months ended March 31, (in thousands)         1994     1993

Interest paid, net of amounts capitalized       $ 5,919   $ 6,411
Income taxes paid                               $ 3,984   $ 3,646
Noncash investing activities (capitalized
  depreciation and allowance for funds
  used during construction)                     $   269   $   140
Noncash financing activities
  (debt issuance costs)                         $   330   $     -


Alabama Gas Corporation

Six months ended March 31, (in thousands)         1994      1993

Interest paid                                   $ 4,247   $ 4,861
Income taxes paid                               $ 4,612   $ 3,623
Noncash investing activities (capitalized
  depreciation and allowance for funds
  used during construction)                     $   269   $   140
Noncash financing activities (debt
  issuance costs)                               $   330   $     -

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Consolidated net income for the second quarter was $22,192,000 ($2.03 per share), compared with consolidated net income of $19,945,000 ($1.95 per share) for the same period last year. Consolidated net income for the six months was $24,492,000 ($2.28 per share) compared with $22,615,000 ($2.22 per share) for the same period of the prior year. Strong performances by Energen Corporation's two core businesses, Alabama Gas Corporation (Alagasco) and Taurus Exploration, Inc. (Taurus) were responsible for both the quarter and year-to-date increases.

The 11 percent increase in the current quarter earnings was attributable primarily to both the utility earning its allowed return on additional equity (resulting from its investment in underground storage working gas), and to Taurus's higher conventional gas production, coalbed methane operating fees, and lower exploration expense. Net income from the Company's other activities rose slightly as a result primarily of increased merchandising operations. The 8 percent increase in year-to-date net income was due primarily to the utility earning its allowed return on additional equity. Higher conventional gas production at Taurus, as well as increased merchandising and propane operations from Energen's other activities, also contributed to the increase.

Natural gas revenues increased 11 percent for the quarter and 8 percent for the six-month period. Increases for both periods were due to a combination of the recovery of Gas Supply Realignment
(GSR) costs in connection with the implementation of Order 636, and to an 11 percent increase in volumes sold to residential customers, and 6 percent increase year-to-date.

Oil and gas revenues increased 24 percent for the quarter primarily due to significantly higher conventional gas production, increased operating fees associated with increased production, and decreased exploration expense. Offsetting these increases to some degree was the effect of decreased oil and gas prices. The average sales price of gas for the current quarter was $1.95 per Mcf compared with $2.03 per Mcf in the prior year. The average sales price of oil for the current quarter was $12.98 per barrel compared with $16.96 per barrel in the prior year. Oil and gas revenues year-to-date increased 25 percent. Similar to the quarter, conventional gas production was the dominant component of the revenue increase; a 32 percent growth in operating fees primarily related to production was offset in part by decreased consulting fees following the conclusion of a major consulting contract and decreased oil prices. The average sales price of gas for the six months ended March 31, 1994, and 1993, was $1.98 per Mcf. The average sales price of oil for the six months ended March 31, 1994, was $14.05 per barrel compared with $17.60 per barrel in the prior year. To hedge its exposure to such price fluctuations on oil and gas production, Taurus periodically enters into futures contracts. Under this program, Taurus has entered into futures contracts for the sale of 4.3 Bcf of its gas production with an average contract price of $1.94, and for the sale of 24,000 barrels of its oil production at an average contract price of $20.30 over the remainder of this fiscal year. Taurus has extended its program into fiscal 1995 for the sale of 3.4 Bcf of its gas production with an average contract price of $2.16.

Other revenues for the quarter and year-to-date were 25 percent and 24 percent higher, respectively, due primarily to increased merchandising sales.

The 13 percent increase in cost of gas for the quarter and 8 percent increase in cost of gas for the year were due to the recovery of GSA costs and greater volumes sold, partially offset by lower commodity cost of gas.

Operations and maintenance expense increased 10 percent in the current quarter and 12 percent for the year. Impacting these expenses for both periods were increased labor and related expenses at Alagasco, and increased operations expenses associated with merchandising operations.

Depreciation expense for the quarter and year-to-date increased 9 and 11 percent, respectively, due largely to higher conventional gas production at Taurus and normal plant growth at Alagasco.

The Company's expense for taxes other than income taxes primarily reflects various state and local business taxes paid by Alagasco as well as various payroll-related taxes. The state and local business taxes are generally based on gross receipts of Alagasco and fluctuate accordingly.

Interest expense for the quarter rose only 3 percent as the effect of the issuance of both $15 million in unsecured notes in the third quarter of the prior year and $50 million unsecured notes in the current year was largely offset by significantly lower average short-term debt outstanding. For the year, interest expense rose
8 percent due to the effects of the debt issuances above, offset by slightly lower average short-term debt outstanding.

Other income was virtually unchanged for the quarter. For the year, the variation in other income was due to redemption fees incurred related to the refinancing of long-term debt during the current year.

The increase in income tax expense for the quarter and year-to-date was associated with increased pretax income. The Company anticipates effective tax rates to remain lower than statutory rates through the year 2002 as it expects to recognize all section 29 tax credits generated for financial statement purposes.

As previously discussed, the Company's business is seasonal in character and influenced by weather conditions. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

Three factors were primarily responsible for the $6.2 million increase in cash provided by operations. The recovery of GSR costs, and increases in accrued taxes payable (both reflected in other current assets and liabilities) were largely offset by Alagasco's current year purchase of storage gas. Fluctuations in accounts receivable and payable are generally the result of timing of payments.

Net cash provided by investing activities increased $12.2 million over the prior year. The most significant factor contributing to the increase was the current year reduction in capital expenditures. Capital expenditures for the prior year included the Company's investment of approximately $13 million in conventional producing properties following the 1992 sale of nonconventional properties. Offsetting the current year decrease at Taurus was an increase in capital expenditures at Alagasco due in part to the development of a new customer information system. Also contributing to the increase were proceeds of $3.3 million resulting from the sale of equity securities.

The increase in net cash provided by financing activities of $8 million is attributable to several occurrences in the current year. Proceeds from the issuance of 550,000 shares of Energen common stock in November of 1993 totaled $13.5 million and were used to help fund the purchase of storage gas. Alagasco also issued $50 million of medium-term notes which offered investors a combination of interest rates and investment periods ranging from 5.4 percent to 7.2 percent for notes redeemable December 1, 1998, to December 15, 2023. Alagasco used proceeds from these notes to fund the balance of the storage investment, redeem its 8.75 percent debentures, reduce its short-term debt outstanding, and to fund additional capital needs.

Energen has short-term credit facilities totaling $110 million available for working capital needs, with $29 million outstanding at March 31, 1993.


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

             (This page intentionally left blank.)

SELECTED BUSINESS SEGMENT DATA
Energen Corporation
                                                          Three months ended             Six months ended
                                                               March 31,                     March 31,
                                                          1994          1993            1994          1993

Natural Gas Distribution
Operating revenues (in thousands)
  Residential                                          $  110,586    $   96,338      $  162,184    $  146,775
  Commercial and industrial - small                        39,523        35,772          58,635        55,075
  Commercial and industrial - large                           710           964             733         1,240
  Transportation                                            8,248         8,089          16,056        15,367
  Other                                                      (799)        1,151            (347)          723

    Total                                              $  158,268    $  142,314      $  237,261    $  219,180

Volumes sold and transported (thousands of Mcf)
  Residential                                              16,841        15,155          23,773        22,426
  Commercial and industrial - small                         6,429         6,118           9,502         9,427
  Commercial and industrial - large                            86           188              91           266
  Transportation                                           13,747        13,454          26,915        26,440

    Total                                                  37,103        34,915          60,281        58,559

Other data (in thousands)
  Depreciation and amortization                        $    4,441    $    4,278      $    8,868    $    8,540
  Capital expenditures                                 $    8,678    $    5,631      $   14,014    $    9,188
  Operating income                                     $   27,696    $   25,442      $   30,848    $   28,271

Oil and Gas Exploration and Production
Operating revenues (in thousands)
  Natural gas                                          $    4,136    $    3,028      $    8,155    $    5,405
  Oil                                                         649           916           1,461         1,707
  Other                                                     1,385         1,029           2,755         2,766

    Total                                              $    6,170    $    4,973      $   12,371    $    9,878

Sales volume - natural gas (thousands of Mcf)               2,126         1,492           4,117         2,733
Sales volume - oil (thousands of barrels)                      50            54             104            97
Average sales price - natural gas (per Mcf)            $     1.95    $     2.03      $     1.98    $     1.98
Average sales price - oil (per barrel)                 $    12.98    $    16.96      $    14.05    $    17.60
Other data (in thousands)
  Depreciation, depletion and amortization             $    2,090    $    1,655      $    4,045    $    3,083
  Capital expenditures                                 $      315    $    1,087      $    2,148    $   13,890
  Exploration expenditures                             $      139    $      468      $      194    $      564
  Operating income                                     $    1,913    $      905      $    4,011    $    3,213

Other Businesses (in thousands)
  Operating revenues                                   $    5,561    $    4,441      $   10,809    $    8,707
  Depreciation and amortization                        $      265    $      283      $      594    $      564
  Capital expenditures                                 $       51    $      189      $      197    $      271
  Operating income                                     $    1,071    $      850      $    1,845    $    1,392

Eliminations and Corporate Expenses (in thousands)
Operating loss                                         $     (310)   $     (330)     $     (621)   $     (643)

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.        Exhibits

     None.

b.        Reports on Form 8-K

     No reports on Form 8-K were filed for the three months ended
     March 31, 1994.

                      SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ENERGEN CORPORATION
                                    ALABAMA GAS CORPORATION



     May 13, 1994                    By/s/ Rex J. Lysinger
        Date                           Rex J. Lysinger
                                       Chairman of the Board and Chief
                                       Executive Officer



     May 13, 1994                    By/s/ G. C. Ketcham
         Date                          G. C. Ketcham
                                       Executive Vice President, Chief
                                       Financial Officer and Treasurer



     May 13, 1994                     By/s/ J. T. McManus
         Date                           J. T. McManus
                                        Vice President-Finance and
                                        Corporate Development of
                                        Energen and Vice President
                                        Finance and Planning of
                                        Alagasco