Form 10-Q
period 1994-06-30
ENERGEN CORP; ALABAMA GAS CORP
filed 1994-08-12
CIK 277595, 3146

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D C. 20549


                                FORM 10-Q



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1994

                                   OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___




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


Alabama Gas Corporation, a wholly owned subsidiary of Energen Corporation, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure format pursuant to General Instruction H(2).

Indicate by a check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES X NO ____


Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of August 6, 1994:



 Energen Corporation, $0.01 par value            10,915,904 shares
 Alabama Gas Corporation, $0.01 par value         1,972,052 shares

             ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
              FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1994

                            TABLE OF CONTENTS

                                                                        Page

                PART I: FINANCIAL INFORMATION (Unaudited)


Item 1.  Financial Statements

       (a)  Consolidated Statements of Income of Energen Corporation        4

       (b)  Consolidated Balance Sheets of Energen Corporation              5

       (c)  Consolidated Statements of Cash Flows of Energen Corporation    7

       (d)  Statements of Income of Alabama Gas Corporation                 8

       (e)  Balance Sheets of Alabama Gas Corporation                       9

       (f)  Statements of Cash Flows of Alabama Gas Corporation            11

       (g)  Notes to Unaudited Financial Statements                        12

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         14

         Selected Business Segment Data of Energen Corporation             17


                        PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                          18


SIGNATURES                                                                 19

                  (This page intentionally left blank.)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
Energen Corporation and Subsidiaries
(Unaudited)
                                        Three months ended      Nine months ended
                                              June 30,               June 30,
(in thousands, except share data)         1994       1993        1994       1993


Operating Revenues
Natural gas distribution                $ 66,070   $ 69,452   $ 303,331  $ 288,632
Oil and gas production activities          6,414      4,932      18,785     14,810
Other                                      2,477      2,948      13,286     11,655
Intercompany eliminations                 (1,836)    (2,008)     (6,271)    (6,019)


  Total operating revenues                73,125     75,324     329,131    309,078


Operating Expenses
Cost of gas                               30,669     36,557     167,955    163,543
Operations                                23,180     21,603      70,020     63,144
Maintenance                                2,490      2,281       7,179      7,017
Depreciation, depletion and amortization   7,029      6,353      20,536     18,540
Taxes, other than income taxes             5,432      5,549      23,033     21,620


  Total operating expenses                68,800     72,343     288,723    273,864


Operating Income                           4,325      2,981      40,408     35,214


Other Income (Expense)
Interest expense, net of
   amounts capitalized                    (2,837)    (2,649)     (8,582)    (7,982)
Dividends on preferred stock of subsidiary              (21)                   (63)
Gain on sale of assets                     2,142                  2,142
Other, net                                 2,403        591       3,247      1,584


  Total other income (expense)             1,708     (2,079)     (3,193)    (6,461)


Income Before Income Taxes                 6,033        902      37,215     28,753
Income taxes                               2,083       (179)      8,773      5,057


Net Income                              $  3,950   $  1,081   $  28,442    $23,696


Earnings Per Average Common Share       $   0.36   $   0.11   $    2.63    $  2.32


Dividends Per Common Share              $   0.27   $   0.26   $    0.81    $  0.78


Average Common Shares Outstanding         10,917     10,255      10,806     10,216



The accompanying Notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
Energen Corporation and Subsidiaries
(Unaudited)

                                        June 30,     September 30,
(in thousands)                            1994           1993


ASSETS
Property, Plant and Equipment
Utility plant                            $448,328       $429,115
Less accumulated depreciation             227,208        215,892


  Utility plant, net                      221,120        213,223


Oil and gas properties,
  successful efforts method                89,570         86,077
Less accumulated depreciation,
  depletion and amortization               40,578         35,150


  Oil and gas properties, net              48,992         50,927


Other property net                          5,377          8,947


 Total property, plant and equipment, net 275,489        273,097


Current Assets
Cash and cash equivalents                  56,489         15,008
Accounts receivable, net of allowance
  for doubtful accounts of $2,027 at
  June 30, 1994 and $1,927 at
  September 30, 1993                       24,888         36,181
Inventories, at average cost
  Storage gas                              18,466
  Materials and supplies                    8,027          8,957
  Liquified natural gas in storage          3,167          3,636
Deferred gas costs                          1,713          2,966
Deferred income taxes                      10,255          4,090
Prepayments and other                       2,741          4,034


  Total current assets                    125,746         74,872


Other Assets
Notes receivable                            4,691          6,798
Deferred charges and other                 10,993         15,918


  Total other assets                       15,684         22,716


TOTAL ASSETS                             $416,919       $370,685




The accompanying Notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
Energen Corporation and Subsidiaries
(Unaudited)
                                        June 30,     September 30,
(in thousands)                            1994           1993


CAPITAL AND LIABILITIES

Capitalization
Preferred stock, cumulative $0.01 par
  value, 5,000,000 shares authorized    $              $

Common shareholders' equity
 Common stock, $0.01 par value; 30,000,000
  shares authorized 10,917,355 shares
  outstanding at June 30, 1994, and
  10,320,317 shares outstanding at
  September 30, 1993                          109              103
 Premium on capital stock                  81,063           66,368
 Capital surplus                            2,802            2,802
 Retained earnings                         90,791           71,040
 Treasury stock at cost; 2,000 shares         (44)


Total common shareholders' equity         174,721           140,313
Long-term debt                            125,760            85,852


  Total capitalization                    300,481           226,165


Current Liabilities
Long-term debt due within one year          4,593             5,043
Notes payable to banks                                       40,000
Accounts payable                           19,567            27,609
Accrued taxes                              20,815             9,656
Customers' deposits                        17,258            16,719
Amounts due customers                      10,547             5,105
Accrued wages and benefits                 10,354             8,054
Other                                      15,421            13,232


  Total current liabilities                98,555           125,418


Deferred Credits and Other Liabilities
Deferred income taxes                         564               480
Accumulated deferred investment tax credits 4,712             5,077
Other                                      12,607            13,545


Total deferred credits and other
  liabilities                              17,883            19,102


Commitments and Contingencies


TOTAL CAPITAL AND LIABILITIES            $416,919          $370,685


The accompanying Notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOW
Energen Corporation and Subsidiaries
(Unaudited)


Nine months ended June 30, (in thousands)           1994           1993


Operating Activities
Net Income                                        $ 28,442       $ 23,696
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation, depletion and amortization           20,536         18,540
 Deferred income taxes, net                         (6,502)        (2,060)
 Deferred investment tax credits, net                 (365)          (397)
 Gain on sale of assets                             (2,142)
 Gain on sale of equity securities                  (2,878)
 Net change in:
  Accounts receivable                               10,780         (2,814)
  Inventories                                      (18,227)         1,232
  Accounts payable                                  (8,042)         3,631
  Other current assets and liabilities              23,647            641
  Other, net                                           437          1,001


  Net cash provided by operating activities         45,686         43,470


Investing Activities
Additions to property, plant and equipment         (25,765)       (31,955)
Proceeds from sale of equity securities              4,808
Proceeds from sale of assets                         8,624
Payments on notes receivable                         1,394          1,044
Other, net                                           1,640            182


  Net cash used in investing activities             (9,299)       (30,729)


Financing Activities
Purchase of treasury stock                             (44)
Payment of dividends on common stock                (8,689)        (7,975)
Issuance of common stock                            14,699          1,943
Reduction of long-term debt and preferred
  stock of subsidiary                              (10,542)        (9,648)
Proceeds from issuance of medium-term notes         49,670         14,555
Net change in short-term debt                      (40,000)       (14,000)

 Net cash provided by (used in)
    financing activities                             5,094        (15,125)


Net change in cash and cash equivalents             41,481         (2,384)
Cash and cash equivalents at beginning of period    15,008         10,303


Cash and cash equivalents at end of period      $   56,489     $    7,919




The accompanying Notes are an integral part of these statements.

STATEMENTS OF INCOME
Alabama Gas Corporation
(Unaudited)


                          Three months ended   Nine months ended
                               June 30,            June 30,
(in thousands)               1994     1993       1994   1993


Operating Revenues         $ 66,070 $ 69,452  $ 303,331    $ 288,632


Operating Expenses
Cost of gas                  31,604   37,619    171,144      167,260
Operations                   18,023   17,029     54,553       49,739
Maintenance                   2,390    2,171      6,885        6,681
Depreciation                  4,505    4,312     13,373       12,852
Income taxes
 Current                      1,280      824     16,760        9,868
 Deferred, net                 (335)    (328)    (6,154)        (596)
 Deferred investment tax
   credits, net                (122)    (132)      (365)        (397)
Taxes, other than
   income taxes               5,145    5,264     22,125       20,772


  Total operating expenses   62,490   66,759    278,321      266,179


Operating Income              3,580    2,693     25,010       22,453


Other Income
Allowance for funds used
  during construction            90        43       277           94
Other, net                      207       168       188          455


  Total other income            297       211       465          549


Interest Charges
Interest on long-term debt    1,717     1,360     4,795        4,325
Other interest expense          361       507     1,497        1,435


  Total interest charges      2,078     1,867     6,292        5,760


Net Income                    1,799     1,037    19,183       17,242
Less cash dividends on
  cumulative preferred stock               21                     63


Net Income Available
  for Common                $ 1,799  $  1,016  $ 19,183    $  17,179



The accompanying Notes are an integral part of these statements.

BALANCE SHEETS
Alabama Gas Corporation
(Unaudited)

                                        June 30,     September 30,
(in thousands)                            1994           1993


ASSETS

Property, Plant and Equipment
Utility plant                            $448,328       $429,115
Less accumulated depreciation             227,208        215,892


  Utility plant, net                      221,120        213,223


Other property, net                           240             83


Current Assets
Cash and cash equivalents                  27,119            480
Accounts receivable
 Gas                                       21,559         23,563
 Merchandise                                1,421          1,256
 Other                                        896          1,011
 Allowance for doubtful accounts           (2,000)        (1,800)
Inventories, at average cost
 Storage gas                               18,466
 Materials and supplies                     5,885          5,851
 Liquified natural gas in storage           3,167          3,636
Deferred gas costs                          1,713          2,966
Deferred income taxes                       8,775          2,587
Prepayments and other                       1,679          2,520


  Total current assets                     88,680         42,070


Deferred Charges and Other Assets           8,424          9,172


TOTAL ASSETS                             $318,464       $264,548


The accompanying Notes are an integral part of these statements.

BALANCE SHEETS
Alabama Gas Corporation
(Unaudited)

                                                         June 30,     September 30,
(in thousands)                                            1994           1993


CAPITAL AND LIABILITIES
Capitalization
Common shareholders' equity
 Common stock, $0.01 par value; 3,000,000
  shares authorized 1,972,052 shares
   outstanding in 1994 and 1993                        $     20     $       20
 Premium on capital stock                                31,682         21,682
 Capital surplus                                          2,802          2,802
 Retained earnings                                       85,374         74,886


Total common shareholder's equity                       119,878         99,390
Cumulative preferred stock, $0.01 par value,
  120,000 shares authorized, issuable in
  series $4.70 Series
Long-term debt                                           84,420         43,912


  Total capitalization                                   204,298       143,302


Current Liabilities
Long-term debt due within one year                         2,793         3,193
Notes payable to banks                                                  29,000
Accounts payable
 Other                                                    17,227        18,772
 Affiliated companies                                      5,625         1,252
Accrued taxes                                             19,070         8,960
Customers' deposits                                       17,258        16,717
Supplier refunds due customers                               828           740
Other amounts due customers                                9,719         4,365
Accrued wages and benefits                                 6,557         5,261
Other                                                      7,154         4,821


  Total current liabilities                               86,231        93,081


Deferred Credits and Other Liabilities
Deferred income taxes                                     12,871        12,416
Accumulated deferred investment tax credits                4,712         5,077
Regulatory liability                                       7,158         7,717
Customer advances for construction and other               3,194         2,955


  Total deferred credits and other liabilities            27,935        28,165


Commitments and Contingencies


TOTAL CAPITAL AND LIABILITIES                          $ 318,464     $ 264,548


The accompanying Notes are an integral part of these statements.

STATEMENTS OF CASH FLOW
Alabama Gas Corporation
(Unaudited)


Nine months ended June 30, (in thousands)            1994           1993


Operating Activities
Net Income                                          $ 19,183       $ 17,242
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation, depletion and amortization             13,373         12,852
 Deferred income taxes, net                           (6,154)          (596)
 Deferred investment tax credits                        (365)          (397)
 Net change in:
  Accounts receivable                                  2,067         (2,066)
  Inventories                                        (18,031)           276
  Accounts payable                                     1,005          1,034
  Other current assets and liabilities                21,816          3,120
  Other, net                                             939            362


  Net cash provided by operating activities           33,833         31,827


Investing Activities
Additions or property, plant and equipment           (21,069)       (13,948)
Net advances from holding company                         87
Other, net                                              (118)          (152)


  Net cash used in investing activities              (21,100)       (14,100)


Financing Activities
Payment of dividends on common stock                  (8,695)        (7,975)
Payment of dividends on preferred stock                                 (63)
Reduction of long-term debt and preferred stock       (9,892)        (8,838)
Proceeds from issuance of medium-term notes           49,670
Proceeds from equity infusion from parent             10,000
Net advances from (to) affiliates                      1,823         (2,510)
Net change in short-term debt                        (29,000)         1,000


 Net cash provided by (used in) financing activities  13,906        (18,386)


Net change in cash                                    26,639           (659)
Cash at beginning of period                              480          2,394


Cash at end of period                               $ 27,119       $  1,735

The accompanying Notes are an integral part of these statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
Energen Corporation and Alabama Gas Corporation


1.   BASIS OF PRESENTATION

All adjustments to the unaudited financial statements which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods have been recorded. Such adjustments consisted only of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended September 30, 1993, 1992, and 1991 included in the 1993 Annual Report of Energen Corporation (the Company) on Form 10-K.
Certain reclassifacations were made to conform prior years' financial statements to the current quarter presentation. The Company's primary business is seasonal in character and influenced by weather conditions. Results of operations for the interim periods are not necessarily indicative of the results which may be expected for the fiscal year.

2.   REGULATORY

As a public utility in the state of Alabama, Alagasco is subject to regulation by the Alabama Public Service Commission (APSC), which has adopted several innovative approaches to rate regulation, including Alabama's Rate Stabilization and Equalization (RSE) rate-setting process. Implemented in 1983 and modified in 1985, 1987, and 1990, RSE replaced the traditional utility rate case with APSC-monitored periodic rate adjustments presently designed to give Alagasco the opportunity to earn an average return on equity
(ROE) at its fiscal year-end within a specified range. Under Alagasco's current RSE order, which became effective December 1990, Alagasco's allowed ROE range is 13.15 percent to 13.65 percent. The APSC conducts quarterly reviews to determine, based on Alagasco's budget and fiscal year-to-date performance, whether Alagasco's projected ROE for the fiscal year will be within the allowed range. Reductions in rates bring the projected
ROE within the allowed range. Increases, however, are permitted only once each fiscal year effective on December 1, and cannot exceed 4 percent of prior-year revenues.

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

Under its terms, Alagasco's current RSE order continues until, after notice to Alagasco, the APSC votes to either modify or discontinue its operation.
On October 4, 1993, the APSC unanimously voted to defer review of the current RSE order until such time as certain hearings mandated by the Energy Policy Act of 1992 (Energy Act) in connection with integrated resource planning and demand side management programs are completed. The proceedings are expected to continue through most of 1994. Following completion of the Energy Act proceedings, it is expected that the APSC will consider renewal of Rate RSE. Under RSE as extended, a $.5 million annual decrease in revenue became effective October 1, 1993, a $7.2 million annual increase in revenue became effective December 1, 1993, and a $1.0 million annual decrease in revenue became effective July 1,1994.

3.   SUPPLEMENTAL CASH FLOW INFORMATION

Energen Corporation

Nine months ended June 30, (in thousands)         1994          1993


Interest paid, net of amounts capitalized       $   9,029     $   9,158
Income taxes paid                               $   7,571     $   3,906
Noncash investing activities (capitalized
  depreciation and allowance for funds used
  during construction)                          $     396     $     231
Noncash financing activities (debt
  issuance costs)                               $     330     $



Alabama Gas Corporation


Nine months ended June 30, (in thousands)             1994           1993


Interest paid                                      $  7,024      $    7,186
Income taxes paid                                  $  8,843      $    4,562
Noncash investing activities (capitalized
  depreciation and allowance for funds
   used during construction)                       $    396      $      231
Noncash financing activities (debt issuance costs) $    330      $

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated net income for the third quarter was $3,950,000 ($.36 per share) compared with $1,081,000 ($.11 per share) for the same period last year. One-time gains associated with Energen's other activities and a strong performance by Alabama Gas Corporation (Alagasco) combined to create increased earnings for the quarter. The Company sold substantially all of the assets of its propane distribution subsidiary as well as a majority of its investment in equity securities of a high-temperature combustion technology company resulting in approximately $2 million in earnings for the quarter. Also, the utility continued to earn its allowed return on additional equity resulting from its investment in underground storage working gas.

Consolidated net income for the nine months was $28,442,000 ($2.63 per share) compared with $23,696,000 ($2.32 per share) for the same period of the prior year. The factors contributing to the increase in current quarter earnings held true for the year-to-date with higher conventional gas production activities at Taurus Exploration, Inc. (Taurus) further enhancing earnings.

Natural gas revenues decreased 5 percent for the quarter as a result of a 16 percent decrease in sales volumes to core customers offset in part by collections under the weather normalization adjustment. For the nine month period, natural gas revenues increased 5 percent primarily as a result of the recovery of Gas Supply Adjustment (GSA) costs.

Oil and gas revenues increased 30 percent for the quarter and 27 percent for the nine months primarily due to significantly higher conventional gas production and increased operating fees associated with a new operating project. Offsetting these increases to some degree were the effects of decreased oil prices and decreased consulting fees following the conclusion of a major consulting contract. The average sales price of gas for the current quarter was $1.83 per Mcf compared with $1.73 per Mcf in the prior year. The average sales price of oil for the current quarter was $14.16 per barrel compared with $17.41 per barrel in the prior year. The average sales price of gas for the nine months ended June 30, 1994, and 1993, was $1.93 per Mcf and $1.88 per Mcf, respectively. The average sales price of oil for the nine months ended June 30, 1994, was $14.08 per barrel compared with $17.41 per barrel in the prior year.
To hedge its exposure to such price fluctuations on oil and gas production, Taurus periodically enters into futures contracts. Under this program, Taurus has entered into futures contracts for the sale of 2.1 Bcf of its gas production with an average contract price of $1.96, and for the sale of 42,000 barrels of its oil production at an average contract price of $18.41 over the remainder of this fiscal year. Taurus has extended its program into fiscal 1995 for the sale of 4.6 Bcf of its gas production with an average contract price of $2.17, and for the sale of 72,000 barrels of its oil production at an average contract price of $18.41.

Other revenues for the quarter were 16 percent lower due primarily to decreased revenues from propane operations as a result of the asset sale. For the year-to-date, other revenues were 14 percent higher as increased sales from the merchandising operations more than offset decreases from propane operations.

The 15 percent decrease in cost of gas for the quarter was due largely to a 16 percent decrease in volumes sold to residential customers. Although volumes sold for the nine months remained virtually unchanged from the prior year, cost of gas increased 3 percent due primarily to the recovery of GSA costs offset largely by lower commodity cost of gas.

The 7 percent increase in operations and maintenance expense for the quarter was primarily due to increased labor and related expenses at Alagasco and increased exploration expenses at Taurus. Impacting the 11 percent increase for the nine months were labor and related expenses at Alagasco, increased operations expenses associated with merchandising operations, and increased exploration and lease operating expenses at Taurus.

Depreciation expense for the quarter and year-to-date increased 11 percent due largely to higher conventional gas production at Taurus and normal plant growth at Alagasco.

The Company's expense for taxes other than income taxes primarily reflects various state and local business taxes paid by Alagasco as well as various payroll-related taxes. The state and local business taxes are generally based on gross receipts of Alagasco and fluctuate accordingly.

Interest expense for the quarter and year-to-date rose 7 and 8 percent, respectively, due primarily to the issuance of $50 million in unsecured notes in the current year offset in part by lower average short-term debt outstanding.

During the third quarter of the current year, the Company sold substantially all of the operating assets of its propane distribution subsidiary resulting in a pretax gain of $2.1 million dollars and sold a majority of its investment in equity securities in a high-temperature combustion company for a pre-tax gain of $1.5 million.

The increase in income tax expense for the quarter and year-to-date was primarily associated with increased pretax income. The Company anticipates effective tax rates to remain lower than statutory rates through the year 2002 as it expects to recognize all section 29 tax credits generated for financial statement purposes.

As previously discussed, the Company's business is seasonal in character and influenced by weather conditions. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year.

Liquidity and Capital Resources

Two factors were primarily responsible for the $2.2 million increase in cash provided by operations. The recovery of GSA costs and increases in accrued taxes payable (both reflected in other current assets and liabilities) were largely offset by Alagasco's current year purchase of storage gas. Fluctuations in accounts receivable and payable are generally the result of timing of payments.

Net cash from investing activities increased $21.4 million over the prior year primarily as a result of three factors proceeds from the current year sale of equity securities, proceeds from the sale of assets of the propane subsidiary, and a decrease in capital expenditures. Capital expenditures for the prior year included the Company's investment of approximately $13 million in conventional producing properties following the 1992 sale of nonconventional properties. Offsetting the current year decrease at Taurus was an increase in capital expenditures at Alagasco due in part to the development of a new customer information system.

The increase in net cash provided by financing activities of $20.2 million is attributable to several occurrences in the current year. Proceeds from the issuance of 550,000 shares of Energen common stock in November of 1993 totaled $13.5 million and were used to help fund the purchase of storage gas. Alagasco also issued $50 million of medium-term notes which offered investors a combination of interest rates and investment periods ranging from
5.4 percent to 7.2 percent for notes redeemable December 1, 1998, to December 15, 2023. Alagasco used proceeds from these notes to fund the balance of the storage investment, redeem its 8.75 percent debentures, reduce its short-term debt outstanding, and to fund additional capital needs. During the third quarter, the Energen Board of Directors authorized the purchase of up to 500,000 shares of the Company's common stock. At June 30, 1994, the Company had repurchased 2,000 shares. Energen has short-term credit facilities totaling $110 million available for working capital needs with $6 million outstanding at June 30, 1993.

Capital Expenditures: Capital and exploration expenditures could approximate $52 million in 1994, excluding municipal gas system acquisitions, and primarily will be used to fund normal distribution system expansion and the development of a new customer information system at Alagasco, and oil and gas development activities. The Company anticipates funding these capital expenditures through internally generated capital and the utilization of short-term credit facilities as needed. In addition to the capital expenditures, the Company will maintain an investment in storage working gas which is anticipated to average $25 million.

                  (This page intentionally left blank.)

SELECTED BUSINESS SEGMENT DATA
Energen Corporation

                                         Three months ended   Nine months ended
                                              June 30,            June 30,
(in thousands)                               1994    1993       1994        1993


Natural Gas Distribution
Operating Revenues (in thousands)
 Residential                               $ 42,982 $ 45,346  $ 205,166    $ 192,121
 Commercial and industrial - small           16,009   17,377     74,644       72,452
 Commercial and industrial - large               30      (35)       763        1,205
 Transportation                               6,892    6,285     22,948       21,652
 Other                                          157      479       (190)       1,202


  Total                                    $ 66,070 $ 69,452  $ 303,331   $  288,632


Volumes sold and transported (thousands of Mcf)
 Residential                                  5,129    6,149     28,902       28,575
 Commercial and industrial - small            2,498    2,859     12,000       12,286
 Commercial and industrial - large                7       12         98          278
 Transportation                              12,785   11,669     39,700       38,109


  Total                                      20,419   20,689     80,700       79,248


Other data (in thousands)
 Depreciation and amortization             $  4,505  $ 4,312   $ 13,373    $  12,852
 Capital expenditures                      $  7,451  $ 5,061   $ 21,465    $  14,179
 Operating income                          $  4,403  $ 3,057   $ 35,251    $  31,328


Oil and Gas Exploration and Production
Operating revenues (in thousands)
 Natural gas                               $  4,452  $ 2,949   $ 12,607    $   8,354
 Oil                                            722      940      2,183        2,647
 Other                                        1,240    1,043      3,995        3,809


  Total                                    $  6,414  $ 4,932   $ 18,785     $ 14,810


Sales volume- natural gas (thousands of Mcf)  2,431    1,702      6,368        4,435
Sales volume - oil (thousands of barrels)        51       54        155          152
Average sales price - natural gas (Per Mcf)$   1.83  $  1.73   $   1.93     $   1.88
Average sales price - oil (per barrel)     $  14.16  $ 17.41   $  14.08     $  17.41
Other data (in thousands)
 Depreciation, depletion and amortization  $  2,323  $ 1,757   $  6,368     $  4,840
 Capital expenditures                      $  2,226  $ 3,728   $  4,374     $ 17,618
 Exploration expenditures                  $  1,093  $   255   $  1,287     $    819
 Operating income                          $    911  $   677   $  4,922     $  3,890

Other Business (in thousands)
 Operating revenues                        $  2,477  $ 2,948   $ 13,268     $ 11,655
 Depreciation and amortization             $    201  $   284   $    795     $    848
 Capital expenditures                      $    125  $   118   $    322     $    389
 Operating income                          $   (299) $  (128)  $  1,547     $  1,264

Eliminations and Corporate Expenses (in thousands)
Operating loss                             $  ( 690) $  (625)  $ (1,312)    $ (1,268)

The accompanying Notes are an integral part of these statements.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.                         Exhibits

  None.

b.                         Reports on Form 8-K

  No reports on Form 8-K were filed for the three months ended June 30, 1994.

                                    SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ENERGEN CORPORATION
                                         ALABAMA GAS CORPORATION


August 12, 1994                          By/s/ Rex J. Lysinger
                                         Rex J. Lysinger
                                         Chairman of the Board and Chief
                                         Executive Officer



August 12, 1994                          By/s/ G. C. Ketcham
                                         G. C. Ketcham
                                         Executive Vice President, Chief
                                         Financial Officer and Treasurer



August 12, 1994                          By/s/ J. T. McManus
                                         J. T. McManus
                                         Vice President-Finance and Corporate
                                         Development of Energen and Vice
                                         President-Finance and Planning of
                                         Alagasco