Form 10-K
period 1994-09-30
ENERGEN CORP; ALABAMA GAS CORP
filed 1994-12-28
CIK 277595, 3146

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1994

COMMISSION                                                        IRS EMPLOYER
   FILE                                     STATE OF             IDENTIFICATION
  NUMBER            REGISTRANT            INCORPORATION              NUMBER
- -------------------------------------------------------------------------------
1-7810          Energen Corporation          Alabama               63-0757759
2-38960         Alabama Gas Corporation      Alabama               63-0022000

                            2101 Sixth Avenue North
                           Birmingham, Alabama 35203
                                 (205) 326-2700

          Securities Registered Pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                                              EXCHANGE ON WHICH REGISTERED
- -------------------                                              ----------------------------
Energen Corporation Common Stock, $0.01 par value                New York Stock Exchange
Energen Corporation Preferred Stock Purchase Rights              New York Stock Exchange


        Securities Registered Pursuant to Section 12(g) of the Act: NONE

Indicate by a check mark whether registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to
such filing requirements for the past 90 days. YES   X   NO
                                                   -----    -----

Indicate by a check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Aggregate market value of the voting stock held by non-affiliates of the registrants as of November 15, 1994:

                 Energen Corporation               $233,414,500

Indicate number of shares outstanding of each of the registrant's classes of common stock as of November 15, 1994:

                 Energen Corporation               10,919,977 shares
                 Alabama Gas Corporation            1,972,052 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

- -        Energen Corporation Proxy Statement to be filed on or about December
         15, 1994 (Part III, Item 10-13)

- -        Portions of Energen Corporation 1994 Annual Report to Stockholders are
         incorporated by reference into Part II, Items 5, 6, 7, and 8 of this report

                              ENERGEN CORPORATION
                          1994 FORM 10-K ANNUAL REPORT


                               TABLE OF CONTENTS

                                                                                              PAGE
                                                                                              ----
                                            PART I

Item 1.    Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3

Item 2.    Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8

Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8

Item 4.    Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . .        8


                                           PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters   . . . .       11

Item 6.    Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . .       12

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .       12

Item 8.    Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . .       12

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure   . . . . . . . . . . . . . . . . . . . . . . . . . .       12


                                          PART III

Item 10.   Directors and Executive Officers of the Registrants  . . . . . . . . . . . . .       12

Item 11.   Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . .       13

Item 12.   Security Ownership of Certain Beneficial Owners and Management   . . . . . . .       13

Item 13.   Certain Relationships and Related Transactions   . . . . . . . . . . . . . . .       13


                                           PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K   . . . . . .       13

                     (This page intentionally left blank)

   This Form 10-K is filed on behalf of Energen Corporation (Energen or the
               Company) and Alabama Gas Corporation (Alagasco).

PART I

ITEM 1.  BUSINESS

GENERAL

Energen is a diversified energy holding company engaged primarily in the distribution, exploration, and production of natural gas.

Energen was incorporated in Alabama in 1978 in connection with the reorganization of its largest subsidiary, Alagasco. Alagasco was formed in 1948 by the merger of Alabama Gas Company into Birmingham Gas Company, the predecessors of which had been in existence since the late 1800's. Alagasco became a public company in 1953.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The information required by this item is incorporated by reference from Note 13 to the Consolidated Financial Statements of the 1994 Annual Report to Stockholders, and is attached herein as Part 1V, Item 14, Exhibit 13.

NARRATIVE DESCRIPTION OF BUSINESS

- -        NATURAL GAS DISTRIBUTION

         GENERAL: Alagasco, Energen's principal subsidiary, is the largest natural gas distribution utility in the State of Alabama. Alagasco purchases natural gas through interstate and intrastate suppliers and distributes the purchased gas through its distribution facilities for sale to residential, commercial, industrial and other end-users of natural gas. Alagasco also provides transportation services to industrial and commercial customers located on its distribution system. These transportation customers, acting on their own or using Alagasco as their agent, purchase gas directly from producers or other suppliers and arrange for delivery of the gas into the Alagasco distribution system. Alagasco then charges a fee to transport this customer-owned gas through its distribution system to the customer's facility.

         Alagasco's service territory is located primarily in central and north Alabama and includes over 175 communities in 30 counties. Birmingham, the largest city in Alabama, and Montgomery, the state capital, are served by Alagasco. The counties in which Alagasco provides service have an aggregate area of more than 22,000 square miles and include the service territories of various municipal gas distribution systems.

         The aggregate population of the counties served by Alagasco is estimated to be 2.4 million. During 1994 Alagasco served an average of 402,531 residential customers, 32,563 small commercial and industrial customers, and 43 large commercial and industrial customers. The Alagasco distribution system includes approximately 8,500 miles of main, more than 9,300 miles of service lines, odorization and regulation facilities, and customer meters. Alagasco also operates two liquefied natural gas facilities which it uses to meet peak demands.

         APSC REGULATION: As a public utility in the state of Alabama, Alagasco is subject to regulation by the Alabama Public Service Commission (APSC), which has adopted several innovative approaches to rate regulation, including Alabama's Rate Stabilization and Equalization (RSE) rate-setting process. Implemented in 1983 and modified in 1985, 1987, and 1990, RSE replaces the traditional utility rate case with APSC-monitored periodic rate adjustments presently designed to give Alagasco the opportunity to earn an average return on equity
         (ROE) at its fiscal year-end within a specified range. Under Alagasco's current RSE order, which became effective December 1990, Alagasco's allowed ROE range is 13.15 percent to 13.65 percent. The APSC conducts quarterly reviews to determine, based on Alagasco's budget and fiscal year-to-date performance, whether Alagasco's projected ROE for the fiscal year will be within the allowed range. Reductions in rates can be made quarterly to bring the projected ROE within the allowed range. Increases, however, are permitted only once each fiscal year effective on December 1, and cannot exceed 4 percent of prior-year revenues.

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

         Under its terms, Alagasco's current RSE order continues until, after notice to Alagasco, the APSC votes to either modify or discontinue its operation. On October 4, 1993, the APSC unanimously voted to defer review of the current RSE order until such time as certain hearings mandated by the Energy Policy Act of 1992 (Energy Act) in connection with integrated resource planning and demand side management programs are completed. The Energy Act proceedings are expected to conclude during 1995 at which time it is expected that the Commission will begin reviewing Alagasco's RSE. No time table for review has yet been established.

         FERC REGULATION: Alagasco's interstate pipeline suppliers, Southern Natural Gas Company (Southern) and Transcontinental Gas Pipeline Corporation (Transco), are subject to regulation by the Federal Energy Regulatory Commission (FERC). Among other things, FERC regulates the character of services that Southern and Transco can offer and the rates and fees they can charge Alagasco and other customers for gas sales and transportation; thus, FERC can directly affect Alagasco's services and operating expenses.

         Effective November 1, 1993, Southern substantially restructured its services pursuant to FERC Order 636 which required interstate pipelines to eliminate their role as a merchant of a "bundled" sales service; Transco unbundled its services prior to fiscal 1994. In place of the sales service formerly offered, Southern now provides unbundled contract storage service and various transportation services. As a result of the shift from merchant to transporter, Southern has and will incur transition costs, including the cost of buy-outs or buy-downs of long-term gas supply contracts. These costs, referred to as Gas Supply Realignment, or GSR, costs are recovered primarily by Southern from its firm customers, subject to prudence and eligibility review by FERC, in the form of a surcharge. Alagasco has received approval from the APSC to pass through the GSR surcharge to Alagasco's customers through the Gas Supply Adjustment (GSA) rider to Alagasco's tariff.

         In addition, Order 636 required pipelines to change the methodology used to classify costs between the demand and commodity components for purposes of cost allocation and rate design from the Modified Fixed Variable (MFV) to the Straight Fixed Variable (SFV) methodology. The SFV method recovers more of the pipeline's fixed costs through the demand component of rates and causes cost shifts from customers with relatively high load factors to customers with relatively low load factors. Order 636 required that pipeline customers which were negatively affected by the use of SFV, such as Alagasco, must be provided mitigation measures to reduce the rate impact of restructuring. In accordance with Southern's restructuring order, Alagasco has been allowed to reduce its capacity demand during the six-month off-peak period in order to limit the rate impact of the SFV cost shift to less than 10 percent.

         Alagasco's GSA filing with the APSC, which became effective November 1, 1993, included all of the cost components for restructuring (GSR costs, mitigation of SFV, lower commodity cost of gas, costs of storage service, etc.). This adjustment to rates resulted in a modest rate reduction.

         Although Southern commenced its restructured services on November 1, 1993, there remain proceedings pending before FERC and the courts challenging the Southern restructuring order as well as the Order 636 process generally.

         GAS SUPPLY: The Alagasco distribution system is connected to and has firm transportation contracts with two major interstate pipeline systems--Southern and Transco. Effective November 1, 1993,
         Alagasco's pre-Order 636 contract demand and firm transportation with Southern converted to 250,924 Mcf (thousand cubic feet) per day of No-Notice Firm Transportation service for a period of 15 years, 91,946 Mcf per day of Firm Transportation service for 15 years, and 50,000 Mcf per day of Firm Transportation for five years. Southern also unbundled its existing storage capacity. Alagasco's pro rata share of this storage is 12,426,687 Mcf. Alagasco has a maximum withdrawal rate from storage of 250,924 Mcf per day and a maximum injection rate into storage of 95,590 Mcf per day. The Transco firm transportation contract, which expires in 2001, provides for maximum daily firm transportation of up to 100,000 Mcf. Thus the Company has a peak day firm interstate pipeline transportation capacity of 492,870 Mcf per day.

         Alagasco has replaced the sales service formerly provided by Southern with purchases from various gas producers and marketers including affiliates of Southern and Transco and from certain intrastate producers including Basin Pipeline Corp., an Energen subsidiary. Alagasco has contracts in place to purchase up to a total of 286,776 Mcf per day of firm supply, of which 271,946 is supported by firm transportation on the Transco and Southern systems, 14,830 Mcf provides redundant supply on the Southern system, and 30,000 Mcf is purchased at the city gate from intrastate suppliers. This volume along with Alagasco's maximum withdrawal from storage of 250,924 Mcf per day and 200,000 Mcf per day of liquefied natural gas peak shaving capacity gives Alagasco a peak day firm supply of 722,870 Mcf per day. Alagasco also utilizes the Southern and Transco pipeline systems to access spot market gas in order to supplement its firm system supply and serve its industrial transportation customers.

         COMPETITION AND PRICING: The price of natural gas is a significant marketing factor in the territory served by Alagasco; propane, coal and fuel oil are readily available, and many major industrial customers have the capability to switch to alternate fuels. In the residential and small industrial and commercial markets, electricity is the principal competitor.

         Natural gas service available to Alagasco customers generally falls into two categories -- interruptible and firm. Interruptible service is contractually subject to interruption by Alagasco for various reasons, the most common of which is curtailment of industrial customers during periods of peak residential heating demand on the Alagasco system. Firm service is generally not subject to interruption and, therefore, is more expensive than interruptible service. Firm service is generally provided to residential and small commercial and industrial customers. Interruptible service is generally provided to large commercial and industrial customers which typically have the capacity to reduce consumption by adjusting their production schedules or by switching to alternate fuels during periods of interruption. Deliveries of sales and transportation gas totaled 97,531 MMcf (million cubic feet) in 1994.

         Alagasco has a Competitive Fuel Clause as part of its rate tariff which allows Alagasco to adjust large commercial and industrial prices on a case-by-case basis to compete with either alternate fuels or alternate sources of gas. The GSA rider to Alagasco's tariff increases the rates paid by other customers to recover the reduction in rates allowed under the Competitive Fuel Clause because the retention of any customer, particularly large commercial and industrial, benefits all customers by recovering a portion of the system's fixed cost. During 1994 approximately 23.9 percent (12,582
         MMcf) of Alagasco's deliveries of gas to large commercial and industrial customers were made under the Competitive Fuel Clause.

         Alagasco also has a Transportation Tariff which allows the Company to transport gas for customers rather than buying and reselling gas to them. The Transportation Tariff is based on Alagasco's gas sales profit margin so that Alagasco's net income is not affected whether it transports or sells gas. The Transportation Tariff also may be adjusted under the Competitive Fuel Clause. Of Alagasco's total large commercial and industrial customer deliveries during 1994, 99.7 percent (37,678 MMcf) was from transportation of customer-owned gas.

         GROWTH: Alagasco has supplemented traditional service area growth with acquisitions of municipally-owned gas distribution systems.
         Since 1985 Alagasco has acquired 19 such systems, including the 2,200-customer gas system of Alabaster purchased in early fiscal 1995. More than 42,000 customers have been added through initial system purchases and subsequent customer additions, as Alagasco has increased the relatively low saturation rates in the acquired areas through a variety of marketing efforts including: offering natural gas service to propane customers already situated on the municipal system lines; extending the acquired municipal system into nearby neighborhoods which desire natural gas service; and marketing natural gas appliances to existing and new customers. Approximately 80 municipal systems remain in Alabama, and many are located in or near Alagasco's existing service territory. The Company is optimistic that additional acquisition opportunities will arise in the future.

         Power generation is a possible avenue of future growth for Alagasco. During 1994 Alagasco built a nine-mile pipeline to an Alabama Power Company electric peaking plant in order to provide natural gas to nine combustion turbine (CT) units scheduled to begin operation in 1995. The CT units will generate electricity during periods of peak demand, providing Alagasco with a new substantial summertime load.

         WEATHER: Alagasco's gas distribution business is highly seasonal since a material portion of Alagasco's total sales and delivery volumes is to customers whose use varies depending upon temperature, principally residential, small commercial and small industrial customers. Alagasco's rate tariff includes a temperature adjustment rider which is designed to mitigate the effect of departures from normal temperature on Alagasco's earnings. The calculation is performed monthly and adjustments are made to customer's bills in the actual month the weather variation occurs.

         ENVIRONMENTAL MATTERS: Alagasco is in the chain of title of eight former manufactured gas plant sites, of which it still owns four, and five manufactured gas distribution sites, of which it still owns one. A preliminary investigation of the sites does not indicate the present need for remediation activities. Management expects that, should remediation of any such sites be required in the future, Alagasco's share, if any, of such costs will not materially affect the results of operations or financial condition of Alagasco.

- -        OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES

         Energen's oil and gas exploration and production activities are conducted by its subsidiary, Taurus Exploration, Inc. (Taurus), and involve the exploration for and the production of natural gas and oil from conventional and nonconventional reservoirs. Taurus's 1994 oil and gas production totaled 10.3 Bcf (with oil expressed in natural gas equivalents), and the average sales price was $1.94 per Mcf equivalent. Conventional oil and gas reserves of 42,261 MMcf equivalents plus nonconventional gas reserves of 26,712 MMcf combine for total oil and gas reserves at fiscal year-end of 68,973 MMcf equivalents.

         CONVENTIONAL: Taurus's conventional oil and gas strategy is to build a foundation of low-risk, income- producing properties through acquisitions and supplement its returns with exploration activities. Taurus has agreements with PMC Reserve Acquisition Company and General Atlantic Resources, Inc. which provide avenues for investment in producing properties. Taurus is continuing to independently evaluate other producing property acquisition opportunities. To help ensure a continuing flow of exploratory prospects, during 1994 Taurus entered into a multi-year joint venture with King Ranch and Holley Petroleum Inc.

         which will utilize newly available 3-D seismic data. The new 3-D data will provide coverage of more than 200 offshore Texas blocks, representing approximately one million acres of potential leasehold.

         Taurus's exploration activities are concentrated in the shallow waters of the Gulf of Mexico. Four successful discoveries during 1994 added reserves of 5.3 Bcf equivalents. Proved property acquisitions added reserves of 1.7 Bcf equivalents.

         NONCONVENTIONAL: Taurus's nonconventional gas strategy is to focus on operating the large projects in which it has a small working interest and operate for others; supplementing these activities, Taurus also consults on an international basis. Taurus does not anticipate additional major project development in the Black Warrior Basin, and results of an internally generated, comprehensive evaluation of North America for new coalbed methane exploration opportunities showed that available opportunities do not meet Taurus's current risk profile. Taurus does plan, however, to continue its operating and consulting activities.

         At September 30, 1994, Taurus had working interests in 441 coalbed methane wells and royalty interests in an additional 216 wells, all located in Alabama's Black Warrior Basin. Gas produced from these wells through the year 2002 qualifies for the Section 29 tax credit for producing fuel from nonconventional sources. Net decreases to coalbed methane reserves in 1994 totaled 3.7 Bcf, and primarily reflect the effects of lower prices as of September 30, 1994.

         Taurus is the operator of more than 950 coalbed methane wells, including wells in an existing project owned by TECO Coalbed Methane, Inc., one of Taurus's coalbed methane associates in other projects. Under the terms of the agreement, Taurus provides technical, administrative and operating services and receives additional compensation based on the project's profitability.

         During 1994 Taurus signed a multi-year strategic alliance with Conoco, Inc. designed to enhance both companies' coalbed methane programs. Taurus will provide consulting and associated services relative to the acquisition, exploration and development of coalbed methane properties to complement Conoco's capabilities.

         Substantially all of the gas produced from the coalbed methane wells in which Taurus has an interest is being sold under long-term contracts which provide markets for 100 percent of the wells' production capacity and is sold at prices indexed to the monthly Gulf Coast spot market. Contracts representing approximately one-third of this gas are subject to price renegotiation during 1995.

         ENVIRONMENTAL MATTERS: Taurus is subject to various environmental regulations. Management believes that Taurus is in compliance with currently applicable standards of the environmental agencies to which it is subject and that potential environmental liabilities, if any, are minimal. Also, to the extent Taurus has operating agreements with various joint venture partners, environmental costs, if any, would be shared proportionately.

- -        PROPANE SALES

         Prior to June 1994, Energen had been involved in the retail propane distribution business through its subsidiary, W & J Propane Gas, Inc. (W & J). In June 1994, W & J sold substantially all of its assets.

- -        INTRASTATE GAS GATHERING AND TRANSMISSION

         Energen operates an intrastate gas pipeline and gathering system through its subsidiary, Basin Pipeline Corp. (Basin). Basin's pipeline and gathering facilities primarily serve certain of Taurus's coalbed methane properties.

- -        COMBUSTION TECHNOLOGY

         Prior to May 1994, through its American Heat Tech, Inc. (Heat Tech) subsidiary, Energen owned a 41 percent equity interest in American Combustion, Inc. During May 1994, a substantial portion of this interest was sold leaving Heat Tech with approximately an 8 percent ownership interest. ACI designs, manufactures and markets high temperature combustion technology products.

EMPLOYEES

The Company has 1,488 employees; Alagasco employs 1,318; Taurus employs 158; and Energen's other subsidiaries employ 12.

ITEM 2.  PROPERTIES

The corporate headquarters of Energen, Alagasco and Taurus are located in leased office space in Birmingham, Alabama.

The properties of Alagasco consist primarily of its gas distribution system, which includes more than 8,500 miles of main, more than 9,300 miles of service lines, odorization and regulation facilities, and customer meters. Alagasco also has two liquefied natural gas facilities, 23 commercial offices, nine service centers, and other related property and equipment, some of which are leased by Alagasco. Substantially all of Alagasco's fixed assets are subject to the lien of its first mortgage bonds. The Montgomery, Alabama service center also serves as collateral for a mortgage note, the terms of which are discussed in Note 2 to the Consolidated Financial Statements which is incorporated by reference from the 1994 Annual Report to Stockholders and is included in Part IV, Item 14, Exhibit 13, herein.

For a description of Taurus's oil and gas properties, see the discussion under
Item 1--Business. Information concerning Taurus's production, reserves and development is included in Note 15 to the Consolidated Financial Statements which is incorporated by reference from the 1994 Annual Report to Stockholders and is included in Part IV, Item 14, Exhibit 13, herein. The proved reserve estimates are consistent with comparable reserve estimates filed by Taurus with any federal authority or agency.

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings pending, other than routine litigation incidental to the Company's business, in which the Company or any of its subsidiaries is a party. There are no material legal proceedings to which any officer or director of the Company or any of its subsidiaries is a party or has a material interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1994.

EXECUTIVE OFFICERS OF THE REGISTRANTS

ENERGEN CORPORATION

       Name                   Age                  Position (1)
       ----                   ---                  ------------

Rex J. Lysinger               57       Chairman of the Board and Chief
                                       Executive Officer (2)

Wm. Michael Warren, Jr.       47       President and Chief Operating Officer (3)

Geoffrey C. Ketcham           43       Executive Vice President, Chief
                                       Financial Officer and Treasurer (4)

Dudley C. Reynolds            41       General Counsel and Secretary (5)

Gary C. Youngblood            51       Executive Vice President of Alagasco (6)

John A. Wallace               50       Senior Vice President--Methane of
                                       Taurus (7)

James T. McManus              36       Vice President--Finance and Corporate
                                       Development (8)

NOTES:   (1)     All executive officers of Energen have been employed by
                 Energen for the past five years. Officers serve at the pleasure of its Board of Directors.

         (2) Served as Vice President of Alagasco from July 1975 to January 1977, when he was elected President. Elected President of Energen upon its formation in 1978. Elected Chairman of the Board of Energen and its subsidiaries September 1982. Currently Chairman of the Board and Chief Executive Officer of Energen and its subsidiaries. Serves as a Director of Energen and each of its subsidiaries.

         (3) Served as Senior Vice President and General Counsel of Alagasco from September 1983 to October 1984, when he was elected President and Chief Operating Officer of that corporation. Elected Executive Vice President of Energen June 1987 and elected President and Chief Operating Officer of Energen April 1, 1991. Elected President and Chief Operating Officer of all Energen subsidiaries (except W & J) January 1992. Serves as a Director of Energen and each of its subsidiaries.

         (4) Elected Controller of Alagasco November 1981, Vice President and Controller June 1984, Vice President--Finance and Planning of Alagasco June 1985 and Vice President--Planning of Energen August 1986. Elected Vice President--Finance and Treasurer of Energen and each of its subsidiaries June 1987. Elected Senior Vice President--Finance and Treasurer of Energen and each of its subsidiaries April 1989. Elected Executive Vice President, Chief Financial Officer and Treasurer of Energen and each of its subsidiaries April 1, 1991.

         (5) Served as Staff Attorney for Energen and its subsidiaries to November 1, 1984, when he was named Senior Attorney. Elected Assistant Secretary in 1985 and Secretary effective September 1986. Elected Vice President--Legal and Secretary of Energen and each of its subsidiaries June 1987. Elected General Counsel and Secretary of Energen and each of its subsidiaries April 1, 1991.

         (6) Served as District Manager--Birmingham District until June 1985, when he was elected Vice President--Birmingham Operations; Elected Senior Vice President--Administration April 1, 1991. Elected Executive Vice President October 1993.

         (7) Served as Manager, Methane Development of Taurus until August 1988, when he was elected Vice President Methane Operations of Taurus. Elected Vice President Methane Exploration and Production of Taurus November 1990. Elected Senior Vice President--Methane of Taurus February 1992.

         (8) Served as Director of Corporate Accounting of Energen until November 1988, when he was elected Controller of Energen; Elected Controller of Alagasco May 1989. Elected Assistant Vice President--Corporate Development of Energen June 1990. Elected Vice President--Finance and Corporate Development of Energen and Vice President--Finance and Planning of Alagasco effective April 1, 1991.

ALABAMA GAS CORPORATION

       Name                   Age                    Position (1)
       ----                   ---                    ------------

Rex J. Lysinger               57       Chairman of the Board and Chief
                                       Executive Officer (2)

Wm. Michael Warren, Jr.       47       President and Chief Operating Officer (2)

Geoffrey C. Ketcham           43       Executive Vice President and Chief
                                       Financial Officer (2)

Dudley C. Reynolds            41       General Counsel and Secretary (2)

Gary C. Youngblood            51       Executive Vice President (2)

Roy F. Etheredge              58       Senior Vice President--Operations (3)

T. Irving Hawkins             60       Senior Vice President--Marketing
                                       Services (4)

James T. McManus              36       Vice President--Finance and Planning (2)

Gerald G. Turner              59       Vice President--Rates (5)

NOTES:   (1)     All executive officers of Alagasco have been employed by
                 Energen for the past five years. Officers serve at the pleasure of the Board of Directors.

         (2)     See discussion of Energen officers above.

         (3)     Elected Assistant Vice President in 1983, Vice
                 President--Northern Division in 1984. Elected Vice President--State Operations in 1985. Elected Senior Vice President--Operations April 1, 1991.

         (4) Served as General Manager--Marketing of Alagasco until August 1, 1982, when he was elected Vice President--Marketing Services. Elected Senior Vice President--Marketing Services April 1, 1991.

         (5) Served as Director of Rates and Regulations until he was elected Assistant Vice President--Rates in June 1987. Elected Vice President--Rates May 1989.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

The information regarding Energen's common stock and the frequency and amount of dividends paid during the past two years with respect to such stock is incorporated by reference from the 1994 Annual Report to Stockholders, page 52, and is included in Part IV, Item 14, Exhibit 13, herein. At October 29, 1994, there were approximately 6,000 holders of record of Energen's common stock. For restrictions on Energen's present and future ability to pay dividends, see Note 2 to the Consolidated Financial Statements which is incorporated by reference from the 1994 Annual Report to Stockholders and is included in Part IV, Item 14, Exhibit 13, herein.

At the date of this filing, Energen Corporation owns all the issued and outstanding common stock of Alabama Gas Corporation.

ITEM 6.  SELECTED FINANCIAL DATA

                              Energen Corporation

The information regarding selected financial data is incorporated by reference from the 1994 Annual Report to Stockholders, pages 54-55, and is included in
Part IV, Item 14, Exhibit 13, herein.


                            Alabama Gas Corporation
                                  (unaudited)

==========================================================================================
YEARS ENDED SEPTEMBER 30,            1994        1993        1992        1991       1990
(IN THOUSANDS)
==========================================================================================
Operating revenues                 $344,637    $330,560    $310,726    $309,128   $310,959
Net income                         $ 14,896    $ 13,024    $ 12,420    $ 11,970   $  9,390
Cash dividends on common stock     $  8,695    $  7,975    $  7,630    $  6,994   $  4,301
Cash dividends on preferred stock  $     --    $     70    $     85    $     85   $     97
- ------------------------------------------------------------------------------------------

Total assets                       $308,905    $264,548    $258,902    $246,573   $242,814
Long-term debt                     $ 84,391    $ 43,912    $ 60,979    $ 66,307   $ 69,865
Preferred stock                    $     --    $     --    $  1,800    $  1,800   $  1,800
==========================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information is incorporated by reference from the 1994 Annual Report to Stockholders and is included in Part IV, Item 14, Exhibit 13, herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item for Energen Corporation and subsidiaries is incorporated by reference from the 1994 Annual Report to Stockholders and is included in Part IV, Item 14, Exhibit 13, herein. The information required by this item for Alabama Gas Corporation is contained in Part IV, Item 14, herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the executive officers of both Energen and Alagasco is included in Part I. The other information required by Item 10 is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Stockholders to be held January 25, 1995. The proxy statement will be filed within 120 days after the end of the fiscal year covered by this Form 10-K. The directors and nominees for director of Alagasco are the same as those of Energen except the Alagasco directors do not have staggered terms, thus the entire Alagasco Board has been nominated for re-election to an annual term at the Annual Meeting.

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Stockholders to be held January 25, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The information regarding the security ownership of the beneficial owners of more than five percent of Energen's common stock is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Stockholders to be held January 25, 1995.

B.       SECURITY OWNERSHIP OF MANAGEMENT

         The information regarding the security ownership of management is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Stockholders to be held January 25, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Stockholders to be held January 25, 1995.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.       DOCUMENTS FILED AS PART OF THIS REPORT

         (1) FINANCIAL STATEMENTS The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this report and are included in Part IV, Item 14, Exhibit 13, herein.

         (2) FINANCIAL STATEMENT SCHEDULES The financial statement schedules listed in the accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this report.

         (3) EXHIBITS The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

B.       REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the fourth quarter of 1994.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                              ENERGEN CORPORATION
                                  (Registrant)


                            ALABAMA GAS CORPORATION
                                  (Registrant)


   December 21, 1994                           /s/Rex J. Lysinger
- -----------------------                        ------------------------------
         DATE                                  Rex J. Lysinger
                                               Chairman of the Board, Chief
                                               Executive Officer and Director

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrants and in the capacities and on the dates indicated:



   December 21, 1994                         /s/Rex J. Lysinger
- -----------------------                      --------------------------------
         DATE                                Rex J. Lysinger
                                             Chairman of the Board, Chief
                                             Executive Officer and Director


   December 21, 1994                         /s/Wm. Michael Warren, Jr.
- -----------------------                      --------------------------------
         DATE                                Wm. Michael Warren, Jr.
                                             President, Chief Operating
                                             Officer and Director


   December 21, 1994                         /s/Geoffrey C. Ketcham
- -----------------------                      --------------------------------
         DATE                                Geoffrey C. Ketcham
                                             Executive Vice President, Chief
                                             Financial Officer and Treasurer


   December 21, 1994                         /s/James T. McManus
- -----------------------                      --------------------------------
         DATE                                James T. McManus
                                             Vice President--Finance and
                                             Corporate Development of Energen
                                             and Vice President--Finance and
                                             Planning of Alagasco


   December 21, 1994                         /s/Dr. Stephen D. Ban
- -----------------------                      --------------------------------
         DATE                                Dr. Stephen D. Ban
                                             Director


   December 21, 1994                         /s/James S. M. French
- -----------------------                      --------------------------------
         DATE                                James S. M. French
                                             Director


   December 21, 1994                         /s/Harris Saunders, Jr.
- -----------------------                      --------------------------------
         DATE                                Harris Saunders, Jr.
                                             Director


   December 21, 1994                         /s/Dr. Judy M. Merritt
- -----------------------                      --------------------------------
         DATE                                Dr. Judy M. Merritt
                                             Director

                              ENERGEN CORPORATION
                            ALABAMA GAS CORPORATION
                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                   ITEM 14(A)


1.       Energen Corporation                                                                         Reference Page
         -------------------                                                                        ----------------
                                                                                                                1994
                                                                                                    1994      Annual
                                                                                                    10-K      Report
                                                                                                    -- -      ------
         A.      Financial Statements

                 Report of Independent Certified Public Accountants . . . . . . . . . .                         53

                 Consolidated statements of income for the years ended
                 September 30, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . .                         33

                 Consolidated balance sheets as of September 30,
                 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         34

                 Consolidated statements of shareholders' equity for the year
                 ended September 30, 1994, 1993 and 1992  . . . . . . . . . . . . . . .                         36

                 Consolidated statements of cash flows for the years ended
                 September 30, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . .                         37

                 Notes to consolidated financial statements . . . . . . . . . . . . . .                         38


         B.      Financial Statement Schedules

                 Report of Independent Certified Public Accountants . . . . . . . . . .             39

                 Schedule V     Property, Plant and Equipment . . . . . . . . . . . . .             40

                 Schedule VI    Accumulated Depreciation, Depletion and
                                Amortization of Property, Plant and
                                Equipment . . . . . . . . . . . . . . . . . . . . . . .             43

                 Schedule VIII  Valuation and Qualifying Accounts . . . . . . . . . . .             44

                 Schedule X     Supplementary Income Statement Information  . . . . . .             45

                                                                                                    Reference Page
                                                                                                  ------------------
                                                                                                                1994
                                                                                                  1994        Annual
                                                                                                  10-K        Report
                                                                                                  -- -        ------
2.       Alabama Gas Corporation
         -----------------------

         A.      Financial Statements

                 Report of Independent Certified Public Accounts  . . . . . . . . . . .             22

                 Statements of income for the years ended
                 September 30, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . .             23

                 Balance sheets as of September 30, 1994 and 1993 . . . . . . . . . . .             24

                 Statements of retained earnings for the years ended
                 September 30, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . .             26

                 Statements of cash flows for the years ended
                 September 30, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . .             27

                 Notes to financial statements  . . . . . . . . . . . . . . . . . . . .             28


         B.      Financial Statement Schedules

                 Schedule V     Property, Plant and Equipment . . . . . . . . . . . . .             46

                 Schedule VI    Accumulated Depreciation, Depletion and
                                Amortization of Property, Plant and
                                Equipment . . . . . . . . . . . . . . . . . . . . . . .             49

                 Schedule VIII  Valuation and Qualifying Accounts . . . . . . . . . . .             50

                 Schedule X     Supplementary Income Statement Information  . . . . . .             51

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

                              ENERGEN CORPORATION
                            ALABAMA GAS CORPORATION
                               INDEX TO EXHIBITS
                                 ITEM 14(A)(3)

Exhibit
Number                              Description
- -------                             -----------

*3(a) Restated Certificate of Incorporation of Energen Corporation (formerly Alagasco, Inc.) which was filed as Exhibit 4(a) to Energen's Registration Statement on Form S-8 (Registration No. 33-14855).

*3(b) Amendment to the Restated Certificate of Incorporation of Energen Corporation (formerly Alagasco, Inc.) adopted on July 18, 1985, which was filed as Exhibit 4(b) to Energen's Registration Statement on Form S-8 (Registration No. 33-14855).

*3(c) Amendment to the Restated Certificate of Incorporation of Energen Corporation adopted on January 15, 1987, which was filed as Exhibit 4(c) to Energen's Registration Statement on Form S-8 (Registration No. 33-14855).

*3(d) Amendment to the Restated Certificate of Incorporation of Energen Corporation adopted on January 25, 1989, which was filed as Exhibit 4(d) to Energen's Registration Statement on Form S-3 (Registration No. 33-70464).

*3(e) Composite Restated Certificate of Incorporation of Energen Corporation, as amended through February 12, 1989, which was filed as
         Exhibit 4(e) to Energen's Registration Statement on Form S-3 (Registration No. 33-70464).

*3(f) Certificate of Adoption of Resolutions designating Series A Junior Participating Preferred Stock (June 27, 1988) which was filed as
         Exhibit 4(e) to Energen's Registration Statement on Form S-2 (Registration No. 33-25435).

*3(g) Bylaws of Energen Corporation, which were filed as Exhibit 4(e) to Energen's Registration Statement on Form S-8 (Registration No. 33-14855).

*3(h) Joint Agreement of Merger, under the name Alabama Gas Corporation (November 19, 1948), which was filed as Exhibit 4(a) to Alabama Gas' Registration Statement on Form S-3 (Registration No. 33-12841).

*3(i) Alabama Gas Corporation, Certificate of Amendment to Joint Agreement of Merger which constitutes the Certificate of Incorporation of said Corporation (March 13, 1953), which was filed as Exhibit 4(b) to Alabama Gas' Registration Statement on Form S-3 (Registration No. 33-12841).

*3(j) Alabama Gas Corporation, Certificate of Amendment to the Certificate of Incorporation (April 22, 1954), which was filed as Exhibit 4(c) to Alabama Gas' Registration Statement on Form S-3 (Registration No. 33-12841).

*3(k) Alabama Gas Corporation, Certificate of Amendment to the Joint Agreement of Merger, as heretofore amended, which constitutes the Certificate of Incorporation of Alabama Gas Corporation (January 20,
         1959), which was filed as Exhibit 4(d) to Alabama Gas' Registration Statement on Form S-3 (Registration No. 33-12841).

*3(l) Alabama Gas Corporation, Certificate of Amendment to the Joint Agreement of Merger, as heretofore amended, which constitutes the Certificate of Incorporation of Alabama Gas Corporation (January 26,
         1968), which was filed as Exhibit 4(e) to Alabama Gas' Registration Statement on Form S-3 (Registration No. 33-12841).

*3(m) Alabama Gas Corporation, Certificate of Amendment to the Joint Agreement of Merger, as heretofore amended, which constitutes the Certificate of Incorporation of Alabama Gas Corporation (October 16,
         1980), which was filed as Exhibit 4(f) to Alabama Gas' Registration Statement on Form S-3 (Registration No. 33-12841).

*3(n) Articles of Amendment to the Certificate of Incorporation of Alabama Gas Corporation (October 26, 1984), which was filed as Exhibit 4(g) to Alabama Gas' Registration Statement on Form S-3 (Registration No. 33-12841).

*3(o) Articles of Amendment to the Certificate of Incorporation of Alabama Gas Corporation (December 18, 1986), which was filed as Exhibit 4(h) to Alabama Gas' Registration Statement on Form S-3 (Registration No. 33-12841).

*3(p) Composite Joint Agreement of Merger under the name Alabama Gas Corporation, as Amended March 20, 1986, which was filed as Exhibit 4(i) to Alabama Gas' Registration Statement on Form S-3 (Registration No. 33-12841).

*3(q) Alabama Gas Corporation, Certificate filed pursuant to Section 33 of Act Number 414 of the Regular Session of the Legislature of the State of Alabama (August 26, 1965, reclassifying and authorizing $4.70 Series Cumulative Preferred Stock), which was filed as Exhibit 4(j) to Alabama Gas' Registration Statement on Form S-3 (Registration No. 33-12841).

*3(r) By-Laws of Alabama Gas Corporation, which was filed as Exhibit 4(k) to Alabama Gas' Registration Statement on Form S-3 (Registration No. 33-12841).

*4(a) Rights Agreement, dated as of July 27, 1988, between Energen Corporation and AmSouth Bank, N.A., Rights Agent, which was filed as
         Exhibit 1 to Energen's Registration Statement on Form 8-A (File No. 1-7810).

*4(b) Amendment of Rights Agreement, dated as of February 28, 1990, between Energen Corporation and AmSouth Bank, N.A., Rights Agent, which was filed as Exhibit 2 to Energen's Form 8 Amendment No. 2 to its Registration Statement on Form 8-A (File No. 1-7810).

*4(c) Indenture, dated as of January 1, 1992, between Energen Corporation and Boatmen's Trust Company, Trustee, which was filed as Exhibit 4 to Energen's Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 33-44936).

*4(d) Indenture, dated as of March 1, 1993, between Energen Corporation and Boatmen's Trust Company, Trustee, which was filed as Exhibit 4 to Energen's to Registration Statement on Form S-3 (Registration No. 33-25435).

*4(e) Ninth Supplemental Indenture, dated as of April 1, 1949, between Alabama Gas Corporation and Chemical Bank and Trust Company, Trustee, supplementing, amending, and restating the First Mortgage and Deed of Trust between Birmingham Gas Company and Chemical Bank and Trust Company, Trustee, dated April 1, 1941 (filed as Exhibit 7(a)(J) to Alabama Gas' Form S-1, Registration Statement 2-7910, effective March 26, 1949).

*4(f) Nineteenth Supplemental Indenture dated as of December 1, 1985, between Alabama Gas Corporation and Chemical Bank and Trust Company, Trustee, which was filed as Exhibit 4(o) to Energen's Registration Statement on Form S-3 (Registration No. 33-70464).

*4(g) Indenture dated as of October 1, 1989, between Alabama Gas Corporation and Boatmen's Trust Company, Trustee, which was filed as Exhibit 4(l) to Alabama Gas' Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 33-31400).

*4(h) Indenture dated as of November 1, 1993, between Alabama Gas Corporation and NationsBank of Georgia, National Association, Trustee, which was filed as Exhibit 4(k) to Alabama Gas's Registration Statement on Form S-3 (Registration No. 33-70466).

*10(a) Form of Service Agreement Under Rate Schedule CSS (No. S10710), between Southern Natural Gas Company and Alabama Gas Corporation as filed as Exhibit 10(a) to Energen's Annual Report on Form 10-K for the year ended September 30, 1993.

 *10(b) Form of Service Agreement Under Rate Schedule IT (No. 790420), between Southern Natural Gas Company and Alabama Gas Corporation as filed as
         Exhibit 10(b) to Energen's Annual Report on Form 10-K for the year ended September 30, 1993.

 *10(c) Form of Service Agreement Under Rate Schedule FT-NN (No. 866941), between Southern Natural Gas Company and Alabama Gas Corporation as filed as Exhibit 10(c) to Energen's Annual Report on Form 10-K for the year ended September 30, 1993.

 *10(d) Form of Service Agreement Under Rate Schedule FT (No. 866940) between Southern Natural Gas Company and Alabama Gas Corporation as filed as
         Exhibit 10(d) to Energen's Annual Report on Form 10-K for the year ended September 30, 1993.

*10(e) Form of Executive Retirement Supplement Agreement between Energen Corporation and certain executive officers as filed as Exhibit 10(f) to Energen's Annual Report on Form 10-K for the year ended September 30, 1993.

 10(f) Amendment to Executive Retirement Supplement Agreement effective as of June 22, 1994, between Energen Corporation and certain executive officers.

*10(g) Restricted Stock Incentive Plan of Energen Corporation, which was filed as Exhibit 4 to Post Effective Amendment No. 2 to Energen Corporation's Registration Statement on Forms S-8 and S-3 (Registration No. 2-89855).

*10(h) Severance Compensation Agreement between Energen Corporation and certain executive officers, which was filed as Exhibit 10(e) to Energen's Annual Report on Form 10-K for the year ended September 30, 1992.

*10(i) Energen Corporation 1988 Stock Option Plan as filed as Exhibit 10(i) to Energen's Annual Report on Form 10-K for the year ended September 30, 1993.

*10(j) Energen Corporation 1992 Long-Range Performance Share Plan, dated as of October 1, 1991, which was filed as Exhibit A to the Registrant's Proxy Statement for its January 22, 1992 Annual Meeting (File No. 1-7810).

*10(k) Energen Corporation 1992 Directors Stock Plan, effective as of January 22, 1992, which was filed as Exhibit B to Energen's Proxy Statement for its January 22, 1992 Annual Meeting (File No. 1-7810).

*10(l) Energen Corporation Director Fees Deferral Plan as filed as Exhibit 10(l) to Energen's Annual Report on Form 10-K for the year ended September 30, 1993.

 10(m) Energen Corporation Annual Incentive Compensation Plan, Revised 5/90, as amended effective October 1, 1993.

 13 Information incorporated by reference from the Energen Corporation 1994 Annual Report to Stockholders

 21      Subsidiaries of Energen Corporation

 23(a)   Consent of Independent Certified Public Accountants (Energen).

 23(b)   Consent of Independent Certified Public Accountants (Alagasco).

 27.1 Financial Data Schedule of Alabama Gas Corporation (for SEC purposes only)

 27.2    Financial Data Schedule of Energen Corporation (for SEC purposes only)



*Incorporated by reference

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF ALABAMA GAS CORPORATION:

We have audited the financial statements and the financial statement schedules of Alabama Gas Corporation listed in the index on pages 16 and 17 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alabama Gas Corporation as of September 30, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note 12 to the financial statements, the Company changed its method of accounting for certain other postretirement benefits, effective October 1, 1993, and income taxes effective October 1, 1991.



Coopers & Lybrand L.L.P.
Birmingham, Alabama
October 26, 1994

STATEMENTS OF INCOME
ALABAMA GAS CORPORATION

===============================================================================================
YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)             1994              1993              1992
===============================================================================================
OPERATING REVENUES                                 $344,637          $330,560          $310,726
- -----------------------------------------------------------------------------------------------

OPERATING EXPENSES
Cost of gas                                         188,592           187,800           176,411
Operations                                           72,639            66,196            61,470
Maintenance                                           9,147             8,781             8,611
Depreciation                                         17,941            17,206            17,154
Income taxes
  Current                                            10,623             5,407             4,777
  Deferred, net                                      (2,418)            1,530             1,945
  Deferred investment tax credits, net                 (487)             (528)             (535)
Taxes, other than income taxes                       26,301            24,196            21,165
- -----------------------------------------------------------------------------------------------

     Total operating expenses                       322,338           310,588           290,998
- -----------------------------------------------------------------------------------------------

OPERATING INCOME                                     22,299            19,972            19,728
- -----------------------------------------------------------------------------------------------

OTHER INCOME
Allowance for funds used during construction            465               163                50
Other, net                                              452               376               238
- -----------------------------------------------------------------------------------------------

     Total other income                                 917               539               288
- -----------------------------------------------------------------------------------------------

INTEREST CHARGES
Interest on long-term debt                            6,475             5,532             6,243
Other interest expense                                1,845             1,955             1,353
- -----------------------------------------------------------------------------------------------

     Total interest charges                           8,320             7,487             7,596
- -----------------------------------------------------------------------------------------------

NET INCOME                                           14,896            13,024            12,420
Less cash dividends on cumulative preferred stock        --                70                85
- -----------------------------------------------------------------------------------------------

NET INCOME AVAILABLE FOR COMMON                    $ 14,896          $ 12,954          $ 12,335
===============================================================================================




The accompanying Notes to Financial Statements are an integral part of these statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION

=============================================================================
YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)             1994              1993
=============================================================================

ASSETS

PROPERTY, PLANT AND EQUIPMENT
Utility plant                                      $464,593          $429,115
Less accumulated depreciation                       231,327           215,892
- -----------------------------------------------------------------------------

  Utility plant, net                                233,266           213,223
- -----------------------------------------------------------------------------

Other property, net                                     183                83
- -----------------------------------------------------------------------------

CURRENT ASSETS
Cash                                                    156               480
Accounts receivable
  Gas                                                22,209            23,563
  Merchandise                                         1,326             1,256
  Other                                               1,512             1,011
  Allowance for doubtful accounts                    (2,000)           (1,800)
Inventories, at average cost
  Storage gas inventory                              24,363                --
  Materials and supplies                              5,688             5,851
  Liquified natural gas in storage                    3,349             3,636
Deferred gas costs                                    1,460             2,966
Deferred income taxes                                 5,724             2,587
Prepayments and other                                 2,595             2,520
=============================================================================

     Total current assets                            66,382            42,070
- -----------------------------------------------------------------------------

DEFERRED CHARGES AND OTHER ASSETS                     9,074             9,172
- -----------------------------------------------------------------------------

TOTAL ASSETS                                       $308,905          $264,548
=============================================================================




The accompanying Notes to Financial Statements are an integral part of these statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION


================================================================================================
YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)                                1994              1993
================================================================================================
CAPITAL AND LIABILITIES

CAPITALIZATION
Common shareholder's equity
  Common stock, $0.01 par value; 3,000,000 shares authorized,
    1,972,052 shares outstanding in 1994 and 1993                     $     20          $     20
  Premium on capital stock                                              31,682            21,682
  Capital Surplus                                                        2,802             2,802
  Retained Earnings                                                     81,087            74,886
- ------------------------------------------------------------------------------------------------

  Total common shareholder's equity                                    115,591            99,390
Cumulative preferred stock, $0.01 par value, 120,000 shares
  authorized                                                                --                --
Long-term debt                                                          84,391            43,912
- ------------------------------------------------------------------------------------------------

     Total capitalization                                              199,982           143,302
- ------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
Long-term debt due within one year                                       2,823             3,193
Notes payable to banks                                                   4,000            29,000
Accounts payable
  Other                                                                 19,002            18,772
  Affiliated companies                                                     132             1,252
Accrued taxes                                                           14,241             8,960
Customers' deposits                                                     17,462            16,717
Supplier refunds due customers                                             832               740
Other amounts due customers                                             10,902             4,365
Accrued wages and benefits                                               5,659             5,261
Other                                                                    7,605             4,821
- ------------------------------------------------------------------------------------------------

     Total current liabilities                                          82,658            93,081
- ------------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                   13,704            12,416
Accumulated deferred investment tax credits                              4,590             5,077
Regulatory liability                                                     6,960             7,717
Customer advances for construction and other                             1,011               751
Other                                                                       --             2,204
- ------------------------------------------------------------------------------------------------

     Total deferred credits and other liabilities                       26,265            28,165
- ------------------------------------------------------------------------------------------------

TOTAL CAPITAL AND LIABILITIES                                         $308,905          $264,548
================================================================================================




The accompanying Notes to Financial Statements are an integral part of these statements.

STATEMENTS OF RETAINED EARNINGS
ALABAMA GAS CORPORATION


========================================================================================================
YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)                       1994              1993              1992
========================================================================================================
RETAINED EARNINGS AT BEGINNING OF YEAR                       $74,886           $69,907           $65,202

Add net income                                                14,896            13,024            12,420
Less cash dividends on common stock                            8,695             7,975             7,630
Less cash dividends on preferred stock                            --                70                85
- --------------------------------------------------------------------------------------------------------

RETAINED EARNINGS AT END OF YEAR                             $81,087           $74,886           $69,907
========================================================================================================




The accompanying Notes to Financial Statements are an integral part of these statements.

STATEMENTS OF CASH FLOW
ALABAMA GAS CORPORATION

========================================================================================================
YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)                       1994              1993              1992
========================================================================================================
OPERATING ACTIVITIES
Net Income                                                  $ 14,896          $ 13,024          $ 12,420
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                             17,941            17,206            17,154
    Deferred income taxes, net                                (2,418)            1,530             1,945
    Deferred investment tax credits                             (487)             (528)             (535)
    Net change in:
      Accounts receivable                                        896            (3,787)           (1,888)
      Inventories                                            (23,913)              (94)             (306)
      Accounts payable                                          (890)            3,398             2,017
      Other current assets and liabilities                    17,268               968            (6,828)
    Other, net                                                (2,116)           (1,536)           (2,986)
- --------------------------------------------------------------------------------------------------------

      Net cash provided by operating activities               21,177            30,181            20,993
- --------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to property, plant and equipment                   (37,853)          (21,743)          (20,003)
Net advances (to) from holding company                            87               (87)               --
Other, net                                                       181              (320)              522
- --------------------------------------------------------------------------------------------------------

      Net cash used in investing activities                  (37,585)          (22,150)          (19,481)
- --------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Payment of dividends on common stock                          (8,695)           (7,975)           (7,630)
Payment of dividends on preferred stock                           --               (70)              (85)
Reduction of long-term debt and preferred stock               (9,891)          (19,500)           (4,822)
Proceeds from medium term notes                               49,670                --                --
Proceeds from capital contribution                            10,000                --                --
Net advances (to) from holding company                            --            (6,299)            6,050
Net change in short-term debt                                (25,000)           24,000             5,000
Other, net                                                        --              (101)               --
- --------------------------------------------------------------------------------------------------------

      Net cash used in (provided by) financing activities     16,084            (9,945)            1,487
- --------------------------------------------------------------------------------------------------------

Net change in cash                                              (324)           (1,914)               25
Cash at beginning of period                                      480             2,394             2,369
- --------------------------------------------------------------------------------------------------------

Cash at end of period                                       $    156          $    480          $  2,394
========================================================================================================




The accompanying Notes to Financial Statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Alabama Gas Corporation (Alagasco), a wholly-owned subsidiary of Energen Corporation, is the largest natural gas distribution utility in the State of Alabama, serving customers primarily in central and north Alabama. The following is a description of its significant accounting policies and practices.

A.       UTILITY PLANT AND DEPRECIATION

Utility plant is stated at original cost which includes an allowance for funds used during construction. Maintenance is charged for the cost of normal repairs and the renewal or replacement of an item of property which is less than a retirement unit. When property which represents a retirement unit is replaced or removed, the cost of such property is credited to utility plant and, together with the cost of removal less salvage, is charged to the accumulated reserve for depreciation.

Depreciation is provided on the straight-line method over the estimated useful lives of utility property at rates established by the Alabama Public Service Commission (APSC). Approved depreciation rates averaged approximately 4.3 percent in 1994 and 1993 and 4.4 percent in 1992.


B.       OPERATING REVENUE AND GAS COSTS

In accordance with industry practice, Alagasco records revenue on a monthly and cycle billing basis. The Company extends credit to its residential and industrial utility customers which are located primarily in central and north Alabama. The commodity cost of purchased gas applicable to gas delivered to customers but not yet billed under the cycle billing method is deferred as a current asset.


C.       INCOME TAXES

Alagasco files a consolidated income tax return with its parent. The consolidated income taxes are allocated to the appropriate subsidiaries using the separate return method. Deferred income taxes reflect the impact of temporary differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, and are measured in compliance with enacted tax laws. Investment tax credits have been deferred and are being amortized over the lives of the related assets.


D.       CASH EQUIVALENTS

Alagasco includes highly liquid marketable securities and debt instruments purchased with an original maturity of three months or less in cash equivalents.

2.       LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt consists of the following:

==============================================================================================
AS OF SEPTEMBER 30, (IN THOUSANDS)                                      1994             1993
==============================================================================================
First Mortgage Bonds, 11% Series H, due $1,500,000 annually
  to January 15, 1999                                                 $ 7,500          $ 9,000
Medium term notes, interest ranging from 5.4% to 7.2%, for notes
  redeemable December 1, 1998 to December 15, 2023                     50,000               --
9% debentures, due up to $1,200,000 annually to November 1, 2014       28,758           28,758
8.75% debentures, redeemed during fiscal year 1994                         --            8,299
Mortgage note payable, due $30,800 quarterly to April 1, 2002;
  interest is variable                                                    956            1,048
- ----------------------------------------------------------------------------------------------

Total                                                                  87,214           47,105
Less amounts due within one year                                        2,823            3,193
- ----------------------------------------------------------------------------------------------

Total                                                                 $84,391          $43,912
==============================================================================================

Substantially all utility plant serves as collateral for the First Mortgage Bonds. In addition, utility plant having a net book value of $1,703,000 serves as collateral for the mortgage note payable which has a variable interest rate of 1.47 percent above the 91-day U.S. Treasury Bill rate, adjusted quarterly. The applicable year-end interest rate was 5.66 percent and 4.54 percent for 1994 and 1993, respectively.

The aggregate maturities of long-term debt for the next five years are as follows:

===============================================================================
                   YEARS ENDING SEPTEMBER 30, (IN THOUSANDS)
===============================================================================

     1995             1996              1997             1998           1999
- -------------------------------------------------------------------------------
    $2,823           $2,823            $2,823           $2,823         $8,173
===============================================================================

Alagasco is subject to various restrictions on the payment of dividends. The most restrictive provision is, under the 9 percent debentures, utility dividends or other distributions with respect to utility common stock may not be made unless the utility maintains a consolidated tangible net worth, as defined, of at least $50 million. At September 30, 1994, Alagasco had a tangible net worth of $115,364,000.

Energen and Alagasco have short-term credit lines and other credit facilities of $110 million available to either entity for working capital needs. The following is a summary of information relating to notes payable to banks:

======================================================================================
AS OF SEPTEMBER 30, (IN THOUSANDS)                   1994         1993           1992
======================================================================================
Amount outstanding                                 $  4,000     $ 29,000       $ 5,000
Other Energen outstanding                             2,000       11,000            --
Available for borrowings                            104,000       70,000        70,000
- --------------------------------------------------------------------------------------

  Total                                            $110,000     $110,000       $75,000
======================================================================================

Maximum amount outstanding at any month-end        $ 60,000     $ 29,000       $25,000
Average daily amount outstanding                   $ 13,460     $ 23,071       $ 9,087
Weighted average interest rates based on:
  Average daily amount outstanding                     3.32%        3.41%         4.62%
  Amount outstanding at year-end                       5.17%        3.35%         3.63%
=======================================================================================

Total interest expense in 1994, 1993 and 1992 was $8,320,000, $7,487,000, and
$7,596,000, respectively.

3.       REGULATORY

As an Alabama utility, Alagasco is subject to regulation by the APSC which, in 1983, established the Rate Stabilization and Equalization (RSE) rate-setting process. RSE was extended for the third time on December 3, 1990, for a three-year period. Under the terms of that extension, RSE shall continue after November 30, 1993, unless, after notice to the Company, the Commission votes to either modify or discontinue its operation. On October 4, 1993, the Commission unanimously voted to extend RSE until such time as certain hearings mandated by the Energy Policy Act of 1992 (Energy Act) in connection with integrated resource planning and demand side management programs are completed. The Energy Act proceedings are expected to conclude during fiscal 1995 at which time it is expected that the Commission will begin reviewing Alagasco's RSE.
No time table for review has yet been established.

Under RSE as extended, the APSC conducts quarterly reviews to determine, based on Alagasco's projections and fiscal year-to-date performance, whether Alagasco's return on equity for the fiscal year will be within the allowed range of 13.15 percent to 13.65 percent. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each fiscal year, effective December 1, and cannot exceed 4 percent of prior-year revenues. RSE limits the utility's equity upon which a return is permitted to 60 percent of total capitalization and provides for certain cost control measures designed to monitor the Company's operations and maintenance (O&M) expense. If O&M expense per customer falls within 1.25 percentage points above or below the Consumer Price Index For All Urban Customers (index range), no adjustment is required. If, however, O&M expense per customer exceeds the index range, three-quarters of the difference will be returned to the customers. To the extent O&M expense per customer is less than the index range, the utility will benefit by one-half of the difference through future rate adjustments. Effective December 15, 1990, the APSC approved a temperature adjustment to customers' monthly bills to mitigate the effect of departures from normal temperature on Alagasco's earnings. The calculation is performed monthly, and the adjustment to customer's bills is made in the same month the weather variation occurs.

The Company's rate schedules for natural gas distribution charges contained a Purchased Gas Adjustment (PGA) rider in 1993 which permitted the pass-through of changes in gas costs to customers. The APSC approved, effective October 4, 1993, the replacement of the PGA rider with the new Gas Supply Adjustment rider in order to accommodate changes in gas supply purchases resulting from implementation of FERC Order 636, including gas supply realignment surcharges imposed by the Company's suppliers.

In accordance with APSC-directed regulatory accounting procedures, Alagasco in 1989 began returning excess utility deferred taxes which resulted from a reduction in the federal statutory tax rate from 46 percent to 34 percent using the average rate assumption method. This method provides for the return to ratepayers of excess deferred taxes over the lives of the related assets. In 1993 those excess taxes were reduced as a result of a federal tax rate increase from 34 percent to 35 percent. Approximately $3.1 million of remaining excess utility deferred taxes is being returned to ratepayers over approximately 16 years.

4.       CAPITAL STOCK

Alagasco's authorized common stock consists of 3 million, $0.01 par value common shares. At September 30, 1994 and 1993, 1,972,052 shares were issued and outstanding. Alagasco is authorized to issue 120,000 shares of preferred stock, par value $0.01 per share, in one or more series. On July 30, 1993, all outstanding shares of Alagasco's $4.70 Series cumulative preferred stock were redeemed.

5.       INCOME TAXES

The components of income taxes consist of the following:


===================================================================================
FOR THE YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)      1994       1993         1992
===================================================================================
Taxes estimated to be payable currently:
  Federal                                           $ 9,664     $4,911       $4,337
  State                                                 959        496          440
- -----------------------------------------------------------------------------------

     Total current                                   10,623      5,407        4,777
- -----------------------------------------------------------------------------------

Taxes deferred:
  Federal                                            (2,689)       867        1,230
  State                                                (216)       135          180
- -----------------------------------------------------------------------------------

     Total deferred                                  (2,905)     1,002        1,410
- -----------------------------------------------------------------------------------

Total income tax expense                            $ 7,718     $6,409       $6,187
===================================================================================

As discussed in Note 12, Alagasco adopted Statement of Financial Accounting Standard (SFAS) No. 109 as of October 1, 1991.

Temporary differences which give rise to a significant portion of deferred tax assets and liabilities for 1994 and 1993 are as follows:

======================================================================
AS OF SEPTEMBER 30, 1994 (IN THOUSANDS)               1994       1993
======================================================================

Deferred tax assets:
  Deferred investment tax credits                   $ 1,567    $ 1,748
  Regulatory liabilities                              2,585      2,866
  Deferred revenue                                      403        516
  Self-insurance reserve                              1,339        842
  Unbilled revenue                                    1,454      1,426
  Allowance for uncollectible accounts                  878        669
  Accrued vacation                                      981        903
  Gas supply realignment costs                        1,123         --
  Other, net                                          1,170        430
- ----------------------------------------------------------------------

  Subtotal                                           11,500      9,400
  Valuation allowance                                    --         --
- ----------------------------------------------------------------------

     Total deferred tax assets                      $11,500    $ 9,400
======================================================================

Deferred tax liabilities:
  Depreciation and basis differences                $17,704    $16,893
  Pension and other benefit costs                     1,457      1,181
  Purchased gas adjustment                               --        988
  Other, net                                            319        167
- ----------------------------------------------------------------------

     Total deferred tax liabilities                 $19,480    $19,229
======================================================================

No valuation allowance with respect to deferred taxes is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet.

Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:


==========================================================================================
FOR THE YEAR ENDED SEPTEMBER 30, (IN THOUSANDS)             1994         1993        1992
==========================================================================================
Income tax expense at statutory federal income tax rate    $7,915       $6,729      $6,298
Increase (decrease) resulting from:
  Investment tax credits -- deferred                         (487)        (528)       (535)
  Return of utility excess deferred taxes                     (76)        (172)         --
  State income taxes, net of federal income tax benefit       486          412         408
  Other, net                                                 (120)         (32)         16
- ------------------------------------------------------------------------------------------

Total income tax expense                                   $7,718       $6,409      $6,187
==========================================================================================

There were no tax-related balances due from Alagasco to affiliates at September 30, 1994; the tax-related balance due to affiliates from Alagasco as of September 30, 1993, was $1,239,000, and is included in the amounts payable to affiliates in Note 13.

6.       RETIREMENT INCOME PLANS AND OTHER BENEFITS

All information presented concerning retirement income and other benefit plans includes other affiliates of Energen Corporation as well as Alagasco.

Energen has two defined benefit non-contributory pension plans which cover substantially all employees. Benefits are based on years of service and final earnings. The Company's policy is to use the "projected unit credit" actuarial method for funding and financial reporting purposes. The expense (income) for the plan covering the majority of employees for the years ended September 30, 1994, 1993 and 1992 was $15,000, $(118,000), and $(278,000), respectively. The expense for the second plan covering employees under labor union agreements for 1994, 1993 and 1992 was $555,000, $557,000 and $503,000, respectively.

The funded status of the plans is as follows:

=====================================================================================================
                                                      ASSETS EXCEED              ACCUMULATED BENEFITS
AS OF JUNE 30, (IN THOUSANDS)                      ACCUMULATED BENEFITS             EXCEED ASSETS
=====================================================================================================

                                                      1994       1993               1994       1993
                                                      ----       ----               ----       ----
Vested benefits                                    $(48,354)  $(46,513)          $(12,860)  $(12,258)
Nonvested benefits                                   (5,530)    (5,403)            (2,253)    (2,121)
- ----------------------------------------------------------------------------------------------------

Accumulated benefit obligation                      (53,884)   (51,916)           (15,113)   (14,379)
Effects of salary progression                       (10,332)    (9,803)                --         --
- ----------------------------------------------------------------------------------------------------

Projected benefit obligation                        (64,216)   (61,719)           (15,113)   (14,379)
Fair value of plan assets, primarily
  equity and fixed income securities                 72,004     73,576             11,863     11,815
Unrecognized net gain                                 2,646       (434)             1,034        124
Unrecognized prior service cost                          46         51              1,554      1,696
Unrecognized net transition obligation (asset)       (6,524)    (7,332)               452        509
Additional minimum liability                             --         --             (3,040)    (2,329)
- ----------------------------------------------------------------------------------------------------

Accrued pension asset (liability)                  $  3,956   $  4,142           $ (3,250)  $ (2,564)
====================================================================================================

At September 30, 1994 and 1993, the discount rate used to measure the projected benefit obligation was 7.5 percent for both plans, and the annual rate of salary increase for the salaried plan was 5.5 percent. The expected long-term rate of return on plan assets was 8.25 percent for both plans in 1994 and 8 percent in 1993.

The components of net pension costs for 1994, 1993 and 1992 were:


============================================================================================
FOR THE YEARS ENDED SEPTEMBER 30,       ASSETS EXCEED               ACCUMULATED BENEFITS
(IN THOUSANDS)                      ACCUMULATED BENEFITS               EXCEED ASSETS
============================================================================================

                                 1994       1993       1992      1994      1993        1992
                                 ----       ----       ----      ----      ----        ----
Service cost                   $ 1,873    $ 1,678    $ 1,560    $  224   $   187     $   176
Interest cost on projected
  benefit obligation             4,550      4,097      3,807     1,042     1,018         970
Actual return on plan assets      (504)    (6,858)    (6,123)     (372)   (1,048)     (1,116)
Net amortization and deferral   (5,904)       965        478      (339)      400         473
- --------------------------------------------------------------------------------------------

Net pension (income) expense   $    15    $  (118)   $  (278)   $  555   $   557     $   503
============================================================================================

Energen has deferred compensation plan agreements for certain key executives providing for payments upon retirement, death or disability. The deferred compensation expense under these agreements for 1994, 1993 and 1992 was $461,000, $650,000, and $528,000, respectively.

In addition to providing pension benefits, Energen provides certain post-retirement health care and life insurance benefits. Substantially all of Energen's employees may become eligible for such benefits if they reach normal retirement age while working for the Company. In a prior year, the company adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, with respect to the accrual of such costs for salaried employees. During fiscal year 1994, the Company adopted SFAS 106 with respect to such costs for employees under collective bargaining agreements. There is no cumulative effect on the income statement resulting from the adoption of SFAS 106 as the Company elected to amortize transition costs over a 20-year period. On December 6, 1993, the APSC adopted Order 4-3454 which allows the Company to recover all costs accrued under SFAS 106 through rates.

While the Company has not adopted a formal funding policy, all of its accrued post-retirement liability was funded at year-end. The expense for salaried employees for the years ended September 30, 1994, 1993 and 1992 was $2,319,000, $2,677,000, and $2,439,000, respectively. Prior to 1994, the Company recognized the cost of providing post-retirement benefits for union employees on a "pay-as-you-go" basis. These benefits were provided through a self-insurance arrangement and through insurance companies whose premiums were based on the benefits paid during the year. In 1994 the expense for union employees was $3,685,000, an increase of $2,246,000 over what would have been recognized under the "pay-as-you-go" method. Expense of $982,000 and $882,000 was incurred during 1993 and 1992, respectively. The "projected unit credit" actuarial method was used to determine the normal cost and actuarial liability.

A reconciliation of the estimated status of the obligation is as follows:

===============================================================================================
AS OF JUNE 30, (IN THOUSANDS)                      SALARIED EMPLOYEES         UNION EMPLOYEES
===============================================================================================
                                                     1994       1993         1994          1993
                                                     ----       ----         ----          ----
Accumulated post-retirement benefit obligation     $(21,296)  $(23,067)    $(24,564)       $ --
Plan assets                                           9,408      6,488        1,248          --
Unamortized amounts                                  11,751     14,567       21,357          --
- -----------------------------------------------------------------------------------------------

Accrued post-retirement benefit liability          $   (137)  $ (2,123)    $ (1,959)       $ --
===============================================================================================

Net periodic post-retirement benefit cost for the years ended September 30, 1994, 1993 and 1992, included the following:

========================================================================================================
FOR THE YEAR ENDED SEPTEMBER 30, (IN THOUSANDS)     SALARIED EMPLOYEES              UNION EMPLOYEES
========================================================================================================
                                                  1994     1993      1992       1994      1993      1992
                                                  ----     ----      ----       ----      ----      ----
Service cost                                     $  450   $  464    $  321     $  481     $ --      $ --
Interest cost on accumulated post-retirement
  benefit obligation                              1,726    1,457     1,276      1,920       --        --
Amortization of transition obligation               723      842       842      1,285       --        --
Amortization of actuarial gains and losses           --       49        --         --       --        --
Deferred asset (gain) loss                         (453)      --        --         --       --        --
Actual return on plan assets                       (127)    (135)       --         (1)      --        --
- --------------------------------------------------------------------------------------------------------

Net periodic post-retirement benefit expense     $2,319   $2,677    $2,439     $3,685     $ --      $ --
========================================================================================================

The weighted average health care cost trend rate used in determining the accumulated post-retirement benefit obligation was 8 percent in 1994 and in 1993 and 8.5 percent in 1992. That assumption has a significant effect on the amounts reported. For example, with respect to salaried employees, increasing the weighted average health care cost trend rate by 1 percent would increase the accumulated post-retirement benefit obligation by 3.8 percent and the net periodic post-retirement benefit cost by 4.7 percent. For union employees increasing the weighted average health care cost trend rate by 1 percent with respect to union employees would increase the accumulated post-retirement benefit obligation by 5.8 percent and the net periodic post-retirement benefit cost by 5.4 percent. The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 7.5 percent in 1994 and 1993 and 8 percent in 1992.

Energen has a long-term disability plan covering most salaried employees. Expense for the years ended September 30, 1994, 1993 and 1992 was $150,000, $129,000, and $129,000, respectively.

7.       COMMITMENTS

Alagasco has various firm gas supply and firm gas transportation contracts, which expire at various dates through the year 2008. These contracts typically contain minimum demand charge obligations on the part of Alagasco.

In January 1989, Alagasco entered into an agreement with a financial institution whereby it can sell on an ongoing basis, with recourse, certain installment receivables related to its merchandising program up to a maximum of $15 million. During 1994 and 1993, Alagasco sold $6,784,000 and $5,608,000, respectively, of installment receivables. At September 30, 1994 and 1993, the balance of these installment receivables was $13,027,000 and $11,699,000, respectively. Receivables sold under this agreement are considered financial instruments with off-balance-sheet risk. Alagasco's exposure to credit loss in the event of non-performance by customers is represented by the balance of installment receivables.

8.       LEASES

Total payments related to leases included as operating expense in the accompanying statements of income amounted to $2,147,000, $2,332,000, and $2,447,000 in 1994, 1993 and 1992, respectively. Minimum future rental payments (in thousands) required after 1994 under leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

======================================================================================
         1995        1996         1997        1998       1999      2000 and thereafter
======================================================================================
        $1,758      $1,694        $475        $75         $76              $173
======================================================================================

9.       ENVIRONMENTAL MATTERS

Alagasco is in the chain of title of eight former manufactured gas plant sites, of which it still owns four, and five manufactured gas distribution sites, of which it still owns one. A preliminary investigation of the sites does not indicate the present need for remediation activities. Management expects that, should remediation of any such sites be required in the future, Alagasco's share, if any, of such costs will not materially affect the results of operations or financial condition of Alagasco.

10.      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information concerning cash flow activities is as follows:

===================================================================================
FOR THE YEAR ENDED SEPTEMBER 30, (IN THOUSANDS)       1994       1993         1992
===================================================================================
Interest paid, net of amount capitalized             $7,762     $8,726       $8,829
Income taxes paid                                    $9,097     $5,844       $6,823
Noncash investing activities:
  Capitalized depreciation                           $  155     $  187       $  175
  Allowance for funds used during construction       $  465     $  163       $   50
Noncash financing activities (debt issuance costs)   $  330     $   --       $   --
===================================================================================

11.      SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following data summarize operating results for the four quarters of 1994 and 1993. Alagasco's business is seasonal in character and strongly influenced by weather conditions.

===================================================================================
                                                   1994 FISCAL QUARTERS
(IN THOUSANDS)                            FIRST      SECOND       Third      Fourth
===================================================================================
Operating revenues                      $78,993    $158,268     $66,070     $41,306
Operating income (loss)                 $ 2,945    $ 18,485     $ 3,580     $(2,711)
Net income (loss) available for common  $   696    $ 16,688     $ 1,799     $(4,287)
===================================================================================

===================================================================================
                                                   1993 FISCAL QUARTERS
(IN THOUSANDS)                            FIRST      SECOND       Third      Fourth
===================================================================================
Operating revenues                      $76,866    $142,314     $69,452     $41,928
Operating income (loss)                 $ 2,553    $ 17,207     $ 2,693     $(2,481)
Net income (loss) available for common  $   864    $ 15,299     $ 1,016     $(4,225)
===================================================================================

12.      ACCOUNTING CHANGE

As discussed more fully in Note 6, the Company adopted SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, with respect to the accrual of such costs for all employees under labor union agreements effective October 1, 1993. The Company adopted SFAS 106 with respect to salaried employees in a prior year.

Effective October 1, 1991, Alagasco elected early adoption of SFAS No. 109, Accounting for Income Taxes, which was required to be adopted no later than its fiscal year ending September 30, 1994. Changes in Alagasco's deferred income taxes arising from the adoption have no effect on income, since the changes represent income taxes returnable through future rates over the life of the related assets and have been recorded as a regulatory liability on the balance sheets.

13.      TRANSACTIONS WITH RELATED PARTIES

Alagasco purchased natural gas from affiliates amounting to $4,134,000, $4,874,000, and $6,332,000, in 1994, 1993, and 1992, respectively. These amounts are included in gas purchased for resale. Alagasco had payables to affiliates of $132,000 at September 30, 1994, and $1,252,000 at September 30, 1993.

14.      FINANCIAL INSTRUMENTS

In accordance with the requirements of SFAS No. 107 (Disclosures about Fair Value of Financial Instruments), the estimated fair values of Alagasco's financial instruments at September 30, 1994, were as follows:

======================================================================
                                                   Carrying     Fair
AS OF SEPTEMBER 30, 1994 (IN THOUSANDS)             Amount      Value
======================================================================

Cash and cash equivalents                           $   156    $   156
Receivables, net of allowance account               $23,047    $23,047
Short-term debt                                     $ 4,000    $ 4,000
Long-term debt (including current maturities)       $87,214    $81,021
======================================================================

The following methods and assumptions were used to estimate the fair value of financial instruments:

- -        CASH AND CASH EQUIVALENTS:  Fair value was considered to be the same as the carrying amount.

- -        RECEIVABLES:  The Company believes that, in the aggregate, current and non-current net receivables were not materially different from the fair value of those receivables.

- -        SHORT-TERM DEBT:  The fair value was determined to be the same as the carrying amount.

- -        LONG-TERM DEBT:  The fair value of fixed-rate long-term debt was based on the market value of debt with similar maturities and with interest rates currently trading in the marketplace; the carrying amount of variable rate long-term debt was assumed to approximate fair value.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF ENERGEN CORPORATION:

Our report on the consolidated financial statements of Energen Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 53 of the 1994 Annual Report to Stockholders of Energen Corporation and subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 16 and 17 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information required to be included therein.



Coopers & Lybrand L.L.P.
Birmingham, Alabama
October 26, 1994

SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
ENERGEN CORPORATION AND SUBSIDIARIES

(In thousands)
=========================================================================================
                                  BALANCE                                       BALANCE
                                  OCT. 1,    ADDITIONS   RETIREMENTS    OTHER  SEPT. 30,
CLASSIFICATION                     1993       AT COST     OR SALES     CHANGES    1994
=========================================================================================
UTILITY PLANT:
  Organization and other
    intangible plant             $    319    $     --     $    --     $    --    $    319
  Manufactured gas production
    plant                              98          --          --          --          98
  Storage plant                    14,072       1,094          19          --      15,147
  Transmission plant               21,556       5,401          12          --      26,945
  Distribution plant              318,485      18,566       1,121         527     336,457
  General plant                    53,478       8,596       2,191          53      59,936
  Construction in process           2,589       4,638          --          --       7,227
  Utility plant purchased           1,086         178          --      (1,264)         --
  Acquisition adjustment           17,432          --          --       1,032      18,464
- -----------------------------------------------------------------------------------------

  Total utility plant             429,115      38,473       3,343         348     464,593

OIL AND GAS PROPERTIES             86,077       6,456         178          --      92,355
OTHER                              21,172       1,234       8,346          --      14,060
- -----------------------------------------------------------------------------------------

TOTAL PROPERTY, PLANT
  AND EQUIPMENT                  $536,364     $46,163     $11,867     $   348    $571,008
=========================================================================================

SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
ENERGEN CORPORATION AND SUBSIDIARIES

(In thousands)
=========================================================================================
                                  BALANCE                                       BALANCE
                                  OCT. 1,    ADDITIONS   RETIREMENTS    OTHER  SEPT. 30,
CLASSIFICATION                     1992       AT COST     OR SALES     CHANGES    1993
=========================================================================================
UTILITY PLANT:
  Organization and other
    intangible plant             $    319     $    --      $   --       $  --    $    319
  Manufactured gas production
    plant                           1,194          --       1,096          --          98
  Storage plant                    14,020          83          31          --      14,072
  Transmission plant               21,425          16          --         115      21,556
  Distribution plant              305,054      14,818       1,272        (115)    318,485
  General plant                    50,818       4,156       1,496          --      53,478
  Construction in process             655       1,934          --          --       2,589
  Utility plant purchased              --       1,086          --          --       1,086
  Acquisition adjustment           17,432          --          --          --      17,432
- -----------------------------------------------------------------------------------------

  Total utility plant             410,917      22,093       3,895          --     429,115

OIL AND GAS PROPERTIES             65,622      21,052         597          --      86,077
OTHER                              21,020         891         739          --      21,172
- -----------------------------------------------------------------------------------------

TOTAL PROPERTY, PLANT
  AND EQUIPMENT                  $497,559     $44,036      $5,231       $  --    $536,364
=========================================================================================

SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
ENERGEN CORPORATION AND SUBSIDIARIES

(In thousands)
=========================================================================================
                                  BALANCE                                       BALANCE
                                  OCT. 1,    ADDITIONS   RETIREMENTS    OTHER  SEPT. 30,
CLASSIFICATION                     1991       AT COST     OR SALES     CHANGES    1992
=========================================================================================
UTILITY PLANT:
  Organization and other
    intangible plant             $    319     $    --     $    --     $    --    $    319
  Manufactured gas production
    plant                           1,211          --          17          --       1,194
  Storage plant                    12,777       1,243          --          --      14,020
  Transmission plant               20,863          --           7         569      21,425
  Distribution plant              291,967      13,659         930         358     305,054
  General plant                    48,659       4,045       2,111         225      50,818
  Construction in process             381         274          --          --         655
  Utility plant purchased              --       1,007          --      (1,007)         --
  Acquisition adjustment           17,187          --          --         245      17,432
- -----------------------------------------------------------------------------------------

  Total utility plant             393,364      20,228       3,065         390     410,917

OIL AND GAS PROPERTIES             82,678       1,397      18,453          --      65,622
OTHER                              21,000       1,133       1,113          --      21,020
- -----------------------------------------------------------------------------------------

TOTAL PROPERTY, PLANT
  AND EQUIPMENT                  $497,042     $22,758     $22,631      $  390    $497,559
=========================================================================================

SCHEDULE VI -- ACCUMULATED DEPRECIATION
ENERGEN CORPORATION AND SUBSIDIARIES

=============================================================================
YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)       1994        1993        1992
=============================================================================

UTILITY PLANT
Balance at beginning of year                 $215,892    $202,684    $187,490
- -----------------------------------------------------------------------------

Additions:
  Charged to expense:
    Operation                                     309         500         508
    Depreciation                               16,781      15,876      15,826
  Charged to clearing accounts                    221         208         200
  Contribution received                           521         136         717
  Plant acquisition                               348          --         389
  Acquisition adjustment                           --          --          --
  Acquisition adjustment amortization             851         830         820
- -----------------------------------------------------------------------------

                                               19,031      17,550      18,460
- -----------------------------------------------------------------------------

Retirements or sales, including removal
  costs, less salvage                          (3,596)     (4,342)     (3,266)
- -----------------------------------------------------------------------------

BALANCE AT END OF YEAR                       $231,327    $215,892    $202,684
=============================================================================

OIL AND GAS PROPERTIES
Balance at beginning of year                 $ 35,150    $ 29,485    $ 27,023
Additions charged to expense                    8,080       5,852       6,157
Retirements                                      (178)       (187)     (3,695)
Other changes                                      --          --          --
- -----------------------------------------------------------------------------

BALANCE AT END OF YEAR                       $ 43,052    $ 35,150    $ 29,485
=============================================================================

OTHER
Balance at beginning of year                 $ 12,225    $ 10,760    $  8,990
Additions charged to expense                    1,907       2,072       2,813
Retirements                                    (4,685)       (607)     (1,043)
Other changes                                      --          --          --
- -----------------------------------------------------------------------------

BALANCE AT END OF YEAR                       $  9,447    $ 12,225    $ 10,760
=============================================================================

SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
ENERGEN CORPORATION AND SUBSIDIARIES

=============================================================================
YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)        1994        1993        1992
=============================================================================

ALLOWANCE FOR DOUBTFUL ACCOUNTS
Balance at beginning of year                   $1,927      $1,927      $1,943
- -----------------------------------------------------------------------------

  Additions:
    Charged to income:                          1,825       1,656       1,419
    Recoveries and adjustments                    153          81         120
- -----------------------------------------------------------------------------

                                                1,978       1,737       1,539
- -----------------------------------------------------------------------------

  Less uncollectible accounts written off       1,868       1,737       1,555
- -----------------------------------------------------------------------------

BALANCE AT END OF YEAR                         $2,037      $1,927      $1,927
=============================================================================

SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
ENERGEN CORPORATION AND SUBSIDIARIES


                                               CHARGED TO COSTS AND EXPENSES
=============================================================================
YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)        1994        1993        1992
=============================================================================

TAXES, OTHER THAN PAYROLL AND INCOME TAXES
Utility:
  City privilege                              $12,479     $11,350     $ 8,903
  Gross receipts                                7,539       7,190       6,770
  Other                                         3,066       2,500       2,457
Oil and gas                                       991         955         719
Other                                             159         199         178
- -----------------------------------------------------------------------------

     TOTAL                                    $24,234     $22,194     $19,027
=============================================================================

Other items related to Schedule X are omitted, as the required information is included in the financial statements or notes thereto or are not present in amounts sufficient to require inclusion.

SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
ALABAMA GAS CORPORATION

(In thousands)
========================================================================================
                                  BALANCE                                       BALANCE
                                  OCT. 1,    ADDITIONS   RETIREMENTS    OTHER  SEPT. 30,
CLASSIFICATION                     1993       AT COST     OR SALES     CHANGES    1994
========================================================================================
Utility Plant:
  Organization and other
    intangible plant             $    319     $    --      $   --      $   --    $    319
  Manufactured gas production
    plant                              98          --          --          --          98
  Storage plant                    14,072       1,094          19          --      15,147
  Transmission plant               21,556       5,401          12          --      26,945
  Distribution plant              318,485      18,566       1,121         527     336,457
  General plant                    53,478       8,596       2,191          53      59,936
  Construction in process           2,589       4,638          --          --       7,227
  Utility plant purchased           1,086         178          --      (1,264)         --
  Acquisition adjustment           17,432          --          --       1,032      18,464
- -----------------------------------------------------------------------------------------

Total utility plant               429,115      38,473       3,343         348     464,593
Other property                         83         101          --          (1)        183
- -----------------------------------------------------------------------------------------

TOTAL PROPERTY, PLANT
  AND EQUIPMENT                  $429,198     $38,574      $3,343     $   347    $464,776
=========================================================================================

SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
ALABAMA GAS CORPORATION

(In thousands)
=========================================================================================
                                  BALANCE                                       BALANCE
                                  OCT. 1,    ADDITIONS   RETIREMENTS    OTHER  SEPT. 30,
CLASSIFICATION                     1992       AT COST     OR SALES     CHANGES    1993
=========================================================================================
Utility Plant:
  Organization and other
    intangible plant             $    319     $    --      $   --       $  --    $    319
  Manufactured gas production
    plant                           1,194          --       1,096          --          98
  Storage plant                    14,020          83          31          --      14,072
  Transmission plant               21,425          16          --         115      21,556
  Distribution plant              305,054      14,818       1,272        (115)    318,485
  General plant                    50,818       4,156       1,496          --      53,478
  Construction in process             655       1,934          --          --       2,589
  Utility plant purchased              --       1,086          --          --       1,086
  Acquisition adjustment           17,432          --          --          --      17,432
- -----------------------------------------------------------------------------------------

Total utility plant               410,917      22,093       3,895          --     429,115
Other property                         69          14          --          --          83
- -----------------------------------------------------------------------------------------

TOTAL PROPERTY, PLANT
  AND EQUIPMENT                  $410,986     $22,107      $3,895       $  --    $429,198
=========================================================================================

SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
ALABAMA GAS CORPORATION

(In thousands)
========================================================================================
                                  BALANCE                                       BALANCE
                                  OCT. 1,    ADDITIONS   RETIREMENTS    OTHER  SEPT. 30,
CLASSIFICATION                     1991       AT COST     OR SALES     CHANGES    1992
========================================================================================
Utility Plant:
  Organization and other
    intangible plant             $    319     $    --      $   --     $    --    $    319
  Manufactured gas production
    plant                           1,211          --          17          --       1,194
  Storage plant                    12,777       1,243          --          --      14,020
  Transmission plant               20,863          --           7         569      21,425
  Distribution plant              291,967      13,659         930         358     305,054
  General plant                    48,659       4,045       2,111         225      50,818
  Construction in process             381         274          --          --         655
  Utility plant purchased              --       1,007          --      (1,007)         --
  Acquisition adjustment           17,187          --          --         245      17,432
- -----------------------------------------------------------------------------------------

Total utility plant               393,364      20,228       3,065         390     410,917
Other property                         70          --          --          (1)         69
- -----------------------------------------------------------------------------------------

TOTAL PROPERTY, PLANT
  AND EQUIPMENT                  $393,434     $20,228      $3,065     $   389    $410,986
=========================================================================================

SCHEDULE VI -- ACCUMULATED DEPRECIATION
ALABAMA GAS CORPORATION

=============================================================================
YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)       1994        1993        1992
=============================================================================
UTILITY PLANT
Balance at beginning of year                 $215,892    $202,684    $187,490
- -----------------------------------------------------------------------------

Additions:
  Charged to expense:
    Operation                                     309         500         508
    Depreciation                               16,781      15,876      15,826
  Charged to clearing accounts                    221         208         200
  Contribution received                           521         136         717
  Plant acquisition                               348          --         389
  Acquisition adjustment                           --          --          --
  Acquisition adjustment amortization             851         830         820
- -----------------------------------------------------------------------------

                                               19,031      17,550      18,460
- -----------------------------------------------------------------------------

Retirements or sales, including removal
  costs, less salvage                          (3,596)     (4,342)     (3,266)
- -----------------------------------------------------------------------------

BALANCE AT END OF YEAR                       $231,327    $215,892    $202,684
=============================================================================

SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
ALABAMA GAS CORPORATION

=============================================================================
YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)        1994        1993        1992
=============================================================================

ALLOWANCE FOR DOUBTFUL ACCOUNTS
Balance at beginning of year                   $1,800      $1,800      $1,800
- -----------------------------------------------------------------------------

  Additions:
    Charged to income:                          1,805       1,613       1,370
    Recoveries and adjustments                    263          78         113
- -----------------------------------------------------------------------------

                                                2,068       1,691       1,483
- -----------------------------------------------------------------------------

  Less uncollectible accounts written off       1,868       1,691       1,483
- -----------------------------------------------------------------------------

BALANCE AT END OF YEAR                         $2,000      $1,800      $1,800
=============================================================================

SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
ALABAMA GAS CORPORATION

                                               CHARGED TO COSTS AND EXPENSES
=============================================================================
YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)        1994        1993        1992
=============================================================================

TAXES, OTHER THAN PAYROLL AND INCOME TAXES
Utility:
  City privilege                              $12,479     $11,350     $ 8,903
  Gross receipts                                7,539       7,190       6,770
  Other                                         3,066       2,500       2,457
- -----------------------------------------------------------------------------

     TOTAL                                    $23,084     $21,040     $18,130
=============================================================================

Other items related to Schedule X are omitted, as the required information is included in the financial statements or notes thereto or are not present in amounts sufficient to require inclusion.