Form 10-Q
period 1994-12-31
ENERGEN CORP; ALABAMA GAS CORP
filed 1995-02-14
CIK 277595, 3146

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                            FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED DECEMBER 31, 1994

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

Indicate by a check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES X NO ____

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of February 6, 1994:

   Energen Corporation,   $0.01 par value                10,911,377 shares
   Alabama Gas Corporation, $0.01 par value               1,972,052 shares

             ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
            FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1994

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
Energen Corporation and Subsidiaries
(Unaudited)
Three months ended December 31, (in thousands, except share data)   1994         1993

OPERATING REVENUES
Natural gas distribution                                          $67,226     $78,993
Oil and gas production activities                                   5,931       6,201
Other                                                               2,416       5,248
Intercompany eliminations                                          (2,089)     (2,523)

   Total operating revenues                                        73,484      87,919

OPERATING EXPENSES
Cost of gas                                                        31,050       43,374
Operations                                                         22,127       23,143
Maintenance                                                         2,264        2,251
Depreciation, depletion and amortization                            6,966        6,711
Taxes, other than income taxes                                      5,641        6,727

   Total operating expenses                                        68,048       82,206

OPERATING INCOME                                                    5,436        5,713

OTHER INCOME (EXPENSE)
Interest expense, net of amounts capitalized                       (2,775)      (2,922)
Other, net                                                            724          196

   Total other income (expense)                                    (2,051)      (2,726)

INCOME BEFORE INCOME TAXES                                          3,385        2,987
Income taxes                                                          649          687

NET INCOME                                                        $ 2,736       $2,300

EARNINGS PER AVERAGE COMMON SHARE                                 $  0.25       $ 0.22

DIVIDENDS PER COMMON SHARE                                        $  0.28       $ 0.27

AVERAGE COMMON SHARES OUTSTANDING                                  10,920       10,587
The accompanying Notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
Energen Corporation and Subsidiaries
(Unaudited)
                                                          December 31,      September 30,
(in thousands)                                                1994              1994

ASSETS
PROPERTY, PLANT AND EQUIPMENT
Utility plant                                            $  473,887  $ 464,593
Less accumulated depreciation                               235,579    231,327

   Utility plant, net                                        238,308   233,266

Oil and gas properties, successful efforts method             95,239    92,355
Less accumulated depreciation, depletion and amortization     44,944    43,052

   Oil and gas properties, net                                50,295    49,303

Other property, net                                            4,395     4,613

   Total property, plant and equipment, net                  292,998   287,182

CURRENT ASSETS
Cash and cash equivalents                                      2,527    27,526
Accounts receivable, net of allowance for doubtful
 accounts of $2,037 at December 31, 1994 and
 September 30, 1994                                           45,078    34,145
Inventories, at average cost
 Storage gas                                                  24,364    24,363
 Materials and supplies                                        7,824     7,589
 Liquified natural gas in storage                              3,902     3,349
Deferred gas costs                                             8,905     1,460
Deferred income taxes                                          7,600     7,542
Prepayments and other                                          2,699     3,117

   Total current assets                                      102,899   109,091

OTHER ASSETS
Notes receivable                                               3,683     3,911
Deferred charges and other                                    10,999    11,130

   Total other assets                                         14,682    15,041

TOTAL ASSETS                                              $  410,579  $411,314
The accompanying Notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
Energen Corporation and Subsidiaries
(Unaudited)
                                                                December 31,  September 30,
(in thousands)                                                      1994            1994

CAPITAL AND LIABILITIES
CAPITALIZATION
Preferred stock, cumulative $0.01 par value, 5,000,000
 shares authorized                                               $     -        $      -

Common shareholders' equity
 Common stock, $0.01 par value; 30,000,000 shares authorized,
   10,917,577 shares outstanding at December 31, 1994 and
   10,917,904 shares outstanding at September 30, 1994                109             109
 Premium on capital stock                                          81,134          81,073
 Capital surplus                                                    2,802           2,802
 Retained earnings                                                 82,720          83,042
 Treasury stock at cost, 2,400 shares                                 (49)              -

Total common shareholders' equity                                  166,716        167,026
Long-term debt                                                     118,210        118,302
   Total capitalization                                            284,926        285,328

CURRENT LIABILITIES
Long-term debt due within one year                                   3,793         10,123
Notes payable to banks                                               2,000          6,000
Accounts payable                                                    35,186         27,480
Accrued taxes                                                       13,034         13,083
Customers' deposits                                                 17,807         17,462
Amounts due customers                                               13,211         11,734
Accrued wages and benefits                                          10,422          9,662
Other                                                               15,081         15,129
   Total current liabilities                                       110,534        110,673

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                1,827          1,706
Accumulated deferred investment tax credits                          4,469          4,590
Other                                                                8,823          9,017
   Total deferred credits and other liabilities                     15,119         15,313

COMMITMENTS AND CONTINGENCIES                                            -              -
TOTAL CAPITAL AND LIABILITIES                                   $  410,579       $411,314

The accompanying Notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOW
Energen Corporation and Subsidiaries
(Unaudited)
Three months ended December 31, (in thousands)                      1994            1993

OPERATING ACTIVITIES
Net Income                                                         $ 2,736          $ 2,300
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation, depletion and amortization                            6,966            6,711
 Deferred income taxes, net                                           (103)             212
 Deferred investment tax credits, net                                 (121)            (121)
 Gain on sale of equity securities                                       -            (1,375)
 Net change in:
   Accounts receivable                                             (10,933)          (15,590)
   Inventories                                                        (789)          (22,201)
   Accounts payable                                                  7,706            10,915
   Other current assets and liabilities                             (4,542)           (6,853)
   Other, net                                                         (125)              (98)

   Net cash provided by (used in) operating activities                 795           (26,100)

INVESTING ACTIVITIES
Additions to property, plant and equipment                         (12,558)           (7,193)
Proceeds from sale of equity securities                                  -             3,305
Payments on notes receivable                                           228               693
Other, net                                                               4             1,569

   Net cash used in investing activities                           (12,326)           (1,626)

FINANCING ACTIVITIES
Payment of dividends on common stock                                (3,058)           (2,795)
Issuance of common stock                                                61            14,721
Purchase of treasury stock                                             (49)                -
Reduction of long-term debt and preferred stock of subsidiary       (6,422)           (8,899)
Proceeds from issuance of medium-term notes                              -            26,675
Net change in short-term debt                                       (4,000)          (12,000)
   Net cash provided by (used in) financing activities             (13,468)           17,702

Net change in cash and cash equivalents                            (24,999)          (10,024)
Cash and cash equivalents at beginning of period                    27,526            15,008

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 2,527           $ 4,984
The accompanying Notes are an integral part of these statements.

STATEMENTS OF INCOME
Alabama Gas Corporation
(Unaudited)
Three months ended December 31, (in thousands)              1994          1993

OPERATING REVENUES                                         $67,226      $78,993

OPERATING EXPENSES
Cost of gas                                                 31,994      44,610
Operations                                                  18,357      18,248
Maintenance                                                  2,228       2,153
Depreciation                                                 4,737       4,427
Income taxes
 Current                                                     1,062         361
 Deferred, net                                               (118)         (32)
 Deferred investment tax credits, net                        (122)        (122)
Taxes, other than income taxes                               5,392        6,403

   Total operating expenses                                 63,530       76,048

OPERATING INCOME                                             3,696        2,945

OTHER INCOME
Allowance for funds used during construction                   186           76
Other, net                                                     158         (208)

   Total other income                                          344         (132)

INTEREST CHARGES
Interest on long-term debt                                   1,757        1,419
Other interest expense                                         532          698

   Total interest charges                                    2,289        2,117

NET INCOME AVAILABLE FOR COMMON                            $ 1,751      $   696


The accompanying Notes are an integral part of these statements.

BALANCE SHEETS
Alabama Gas Corporation
(Unaudited)
                                                                December 31,           September 30,
(in thousands)                                                      1994                  1994

ASSETS
PROPERTY, PLANT AND EQUIPMENT
Utility plant                                                    $  473,887             $  464,593
Less accumulated depreciation                                       235,579                231,327

 Utility plant, net                                                 238,308                233,266

Other property, net                                                     180                    183

CURRENT ASSETS
Cash and cash equivalents                                             1,391                    156
Accounts receivable
 Gas                                                                 31,257                 22,209
 Merchandise                                                          1,485                  1,326
 Other                                                                1,654                  1,512
 Allowance for doubtful accounts                                     (2,000)                (2,000)
Inventories, at average cost
 Storage gas                                                         24,364                 24,363
 Materials and supplies                                               5,550                  5,688
 Liquified natural gas in storage                                     3,902                  3,349
Deferred gas costs                                                    8,905                  1,460
Deferred income taxes                                                 5,770                  5,724
Prepayments and other                                                 2,196                  2,595

   Total current assets                                              84,474                 66,382

DEFERRED CHARGES AND OTHER ASSETS                                     9,054                  9,074

TOTAL ASSETS                                                       $332,016               $308,905







The accompanying Notes are an integral part of these statements.

BALANCE SHEETS
Alabama Gas Corporation
(Unaudited)
CAPTION>
                                                                                  December 31,         September 30,
(in thousands)                                                                        1994                 1994

CAPITAL AND LIABILITIES
CAPITALIZATION
Common shareholder's equity
 Common stock, $0.01 par value; 3,000,000 shares authorized,
   1,972,052 shares outstanding at December 31, 1994 and
   September 30, 1994                                                           $       20                   $     20
 Premium on capital stock                                                           31,682                     31,682
 Capital surplus                                                                     2,802                      2,802
 Retained earnings                                                                  79,778                     81,087
Total common shareholder's equity                                                  114,282                    115,591
Cumulative preferred stock, $0.01 par value, 120,000 shares
 authorized, issuable in series-$4.70 Series                                         -                             -
Long-term debt                                                                      84,359                     84,391
   Total capitalization                                                            198,641                    199,982

CURRENT LIABILITIES
Long-term debt due within one year                                                   2,793                      2,823
Notes payable to banks                                                               2,000                      4,000
Accounts payable
 Other                                                                              28,239                     19,002
 Affiliated companies                                                               17,581                        132
Accrued taxes                                                                       12,952                     14,241
Customers' deposits                                                                 17,807                     17,462
Supplier refunds due customers                                                          -                         832
Other amounts due customers                                                         13,211                     10,902
Accrued wages and benefits                                                           6,075                      5,659
Other                                                                                6,673                      7,605
   Total current liabilities                                                       107,331                     82,658

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                               13,798                     13,704
Accumulated deferred investment tax credits                                          4,469                      4,590
Regulatory liability                                                                 6,746                      6,960
Customer advances for construction and other                                         1,031                      1,011
   Total deferred credits and other liabilities                                     26,044                     26,265
COMMITMENTS AND CONTINGENCIES                                                            -                          -

TOTAL CAPITAL AND LIABILITIES                                                     $332,016                   $308,905
The accompanying Notes are an integral part of these statements.

STATEMENTS OF CASH FLOW
Alabama Gas Corporation
(Unaudited)
Three months ended December 31, (in thousands)             1994          1993

OPERATING ACTIVITIES
Net Income                                               $  1,751      $   696
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                              4,737        4,427
 Deferred income taxes, net                                  (118)         (32)
 Deferred investment tax credits                             (122)        (122)
 Net change in:
   Accounts receivable                                     (9,349)      (14,869)
   Inventories                                               (416)      (22,422)
   Accounts payable                                         9,340        15,342
   Other current assets and liabilities                    (7,029)       (8,398)
   Other, net                                                (175)          461

   Net cash used in operating activities                   (1,381)      (24,917)

INVESTING ACTIVITIES
Additions to property, plant and equipment                 (9,551)       (5,214)
Net advances to holding company                                 -            87
Other, net                                                    (57)          (21)

   Net cash used in investing activities                   (9,608)       (5,148)

FINANCING ACTIVITIES
Payment of dividends on common stock                       (3,060)       (2,795)
Reduction of long-term debt                                   (62)       (8,299)
Proceeds from issuance of medium-term notes                     -        26,675
Proceeds from equity infusion from parent                       -        10,000
Net advances from affiliates                               17,346         6,925
Net change in short-term debt                              (2,000)       (1,000)

   Net cash provided by financing activities               12,224        31,506

Net change in cash and cash equivalents                     1,235          1,441
Cash and cash equivalents at beginning of period              156            480

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  1,391         $1,921

The accompanying Notes are an integral part of these statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
Energen Corporation and Alabama Gas Corporation

1.   BASIS OF PRESENTATION

All adjustments to the unaudited financial statements which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods have been recorded. Such adjustments consisted only of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended September 30, 1994, 1993, and 1992 included in the 1994 Annual Report of Energen Corporation (the Company) on Form 10-K. Certain reclassifications were made to conform prior years' financial statements to the current quarter presentation. The Company's primary business is seasonal in character and influenced by weather conditions. Results of operations for the interim periods are not necessarily indicative of the results which may be expected for the fiscal year.

2.   REGULATORY

As an Alabama utility, Alagasco is subject to regulation by the APSC which, in 1983, established the Rate Stabilization and Equalization (RSE) rate-setting process. RSE was extended for the third time on December 3, 1990, for a three-year period. Under the terms of that extension, RSE shall continue after November 30, 1993, unless, after notice to the Company, the Commission votes to either modify or discontinue its operation.
On October 4, 1993, the Commission unanimously voted to extend RSE until such time as certain hearings mandated by the Energy Policy Act of 1992 (Energy Act) in connection with integrated resource planning management programs are completed. The Energy Act proceedings are expected to conclude during fiscal 1995 at which time it is expected that the Commission will begin reviewing Alagasco's RSE. No time table for review has yet been established.

Under RSE as extended, the APSC conducts quarterly reviews to determine, based on Alagasco's projections and fiscal year-to-date performance, whether Alagasco's return on equity for the fiscal year will be within the allowed range of 13.15 percent to 13.65 percent. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each fiscal year, effective
December 1, and cannot exceed 4 percent of prior-year revenues.
RSE limits the utility's equity upon which a return is permitted to 60 percent of total capitalization and provides for certain cost control measures designed to monitor the Company's operations and maintenance (O&M) expense.
If O&M expense per customer falls within 1.25 percentage points above or below the Consumer Price Index For All Urban Customers (index range), no adjustment is required. If, however, O&M expense per customer exceeds the index range, three-quarters of the difference will be returned to the customers. To the extent O&M expense per customer is less than the index range, the utility will benefit by one-half of the difference through future rate adjustments. Effective December 15, 1990, the APSC approved a temperature adjustment to customers' monthly bills to remove the effect of departures from normal temperature on Alagasco's earnings. The calculation is performed monthly, and the adjustment to customers' bills is made in the same month the weather variation occurs. Under RSE as extended, a $1.1 million decrease in revenue became effective October 1, 1994, and a $5.2 million annual increase in revenue became effective December 1, 1994.

The Company's rate schedules for natural gas distribution charges contained a Gas Supply Adjustment rider which permits the pass-through of changes in gas costs to customers and gas supply realignment surcharges imposed by the Company's suppliers resulting from changes in gas supply purchases related to the implementation of FERC Order 636.

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

3.   SUPPLEMENTAL CASH FLOW INFORMATION

ENERGEN CORPORATION

Three months ended December 31, (in thousands)               1994       1993

Interest paid, net of amounts capitalized                 $ 4,627     $ 3,753
Income taxes paid                                         $   (51)    $  158
Noncash investing activities (capitalized depreciation
 and allowance for funds used during construction)        $   227     $  122
Noncash financing activities (debt issuance costs)        $     -     $  175


ALABAMA GAS CORPORATION

Three months ended December 31, (in thousands)            1994         1993

Interest paid                                           $ 4,305      $ 3,361
Income taxes paid                                       $ 1,712      $  (185)
Noncash investing activities (capitalized depreciation
 and allowance for funds used during construction)      $   227      $   122
Noncash financing activities (debt issuance costs)      $     -      $   175

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated net income for the first quarter was $2,736,000 ($0.25 per share) compared to $2,300,000 ($0.22 per share) in the prior year. The increase is due primarily to Alagasco earning its allowed return for the full three months on an increased level of equity resulting from last year's underground working storage gas investment. Partially offsetting this increase were Taurus's decreased contribution to consolidated earnings associated largely with lower natural gas prices and increased exploration expense, and the absence of contribution from W & J Propane that was sold during the third quarter of the prior year.

Two factors created the majority of the 15 percent decrease in utility natural gas revenues for the quarter. The benefit of lower commodity cost of gas was passed through to customers in reduced rates. Additionally, warmer than normal weather resulted in an approximate 1.6 Bcf reduction in gas sales volumes to residential customers; partially offsetting that impact on revenues was the recovery of margins associated with departures from normal weather allowed under the APSC-approved weather normalization adjustment.

A significant decrease in natural gas prices heavily influenced both operating fees and natural gas production revenues at Taurus. Operating fees on certain coalbed methane properties are impacted by a variety of factors including production volume, operating expenses and the price of natural gas, as defined by the operating agreements. The decrease in the current quarter's operating fees is attributable almost exclusively to a 27 percent decrease in the average index price of natural gas.
With respect to gas production revenues, after giving effect to hedged volumes, the average sales price per Mcf was $1.81 compared to $2.02 in the prior year - a 10 percent decrease. Largely offsetting the price effect on those revenues was a 10 percent increase in production volumes. Oil production revenues were stable over the prior year as an increase in the average sales price per barrel ($15.84 for the current year compared to $15.04 in the prior year) was offset by slightly lower production volumes.

To hedge its exposure to price fluctuations on oil and gas production, Taurus periodically enters into futures contracts. Under this program, Taurus has entered into contracts for the sale of 3.3 Bcf of its gas production with an average contract price of $1.95, and for the sale of 96,000 barrels of its oil production at an average contract price of $18.41 over the remainder of this fiscal year. While more than 50 percent of estimated gas production and over 90 percent of estimated oil production are hedged, 1995 earnings could decrease compared to 1994 due to the price risk associated with both unhedged production volumes and operating fees. The program has been extended into fiscal 1996 for the sale of 0.5 Bcf of gas production with an average contract price of $1.72.

Other revenues for the quarter were significantly lower than those of the prior year due primarily to the absence of revenues from W & J Propane. Excluding the effect of propane revenues, other revenues would have decreased slightly as a result of lower merchandise sales.

As with natural gas revenues, decreased commodity cost coupled with decreased sales volumes associated with warmer weather created a majority of the $12.3 million decrease in cost of gas for the quarter.

Consolidated operations and maintenance (O&M) expense decreased 4 percent in the quarter due to the impact of the sale of propane operations in the prior year. Excluding the effect of propane operations, O&M expense would have increased 4 percent primarily due to increased labor and related expenses at Alagasco and increased exploration expense at Taurus .

Depreciation expense for the quarter increased only slightly as the effects of normal plant growth at Alagasco and increased conventional production at Taurus were largely offset by the absence of depreciation on propane assets in the current year.

The Company's expense for taxes other than income taxes primarily reflects various state and local business taxes paid by Alagasco as well as various payroll-related taxes. State and local business taxes are generally based on gross receipts of Alagasco and fluctuate accordingly.

A significant reduction in short-term debt outstanding and the early repayment of certain long-term notes more than offset the effect of medium-term notes issued in December and January of the prior fiscal year resulting in a 5 percent decrease in interest expense.

Other income was greater for the quarter largely due to the inclusion of redemption fees in the prior year related to the Company's refinancing of a significant portion of its long-term debt.

Income tax expense for the quarter did not vary significantly as the effect of higher pretax net income was essentially offset by increased recognition of nonconventional fuel tax credits on an interim basis.
The Company anticipates effective tax rates to remain lower than statutory rates through the year 2002 as it expects to recognize all tax credits generated for financial statement purposes.

As previously discussed, the Company's business is seasonal in character and influenced by weather conditions. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year. As more fully discussed in Note 2, Alagasco is subject to regulation by the APSC, which is expected to consider renewal of the utility's rate-setting mechanism following the completion of its review of certain mandates under the Energy Policy Act of 1992. Changes, if any, to the utility's present rate-setting assumptions or provisions could have an impact on its net income for 1995 and beyond.

LIQUIDITY AND CAPITAL RESOURCES

The item primarily responsible for the significant change in cash provided by (used in) operations was the prior year investment in underground storage working gas that totaled $22.3 million at December 31, 1993. Fluctuations in receivables and payables are generally the result of timing of payments.

Net cash used in investing activities was primarily influenced by two factors. First, capital expenditures exceeded those of the prior year - Alagasco's due to the acquisition of the 2,200-customer gas system of Alabaster and Taurus's due to the planned expansion of its oil and gas development activities. Second, the inclusion in the prior year of proceeds related to the sale of equity securities served to reduce that quarter's cash used in investing activities.

The change in net cash provided by (used in) financing activities is attributable to several occurrences in the first quarter of the prior year. The issuance of 550,000 shares of Energen common stock in November 1993 generated $13.5 million, and Alagasco issued $26.8 million in medium-term notes in December 1993. These proceeds were used to fund the investment in underground working storage gas, redeem its 8.75 percent debentures, reduce short-term debt outstanding, and to fund additional capital needs. Also during this quarter, 2,400 shares of Energen common stock were repurchased under the Company's stock repurchase program.

FUTURE CAPITAL EXPENDITURES AND LIQUIDITY: Capital and exploration expenditures could approximate $66 million in fiscal 1995, excluding municipal gas system acquisitions, and primarily represent additions for normal distribution system expansion, the development of a new customer information system at Alagasco, and oil and gas development activities.
With respect to oil and gas activities, the Company is attempting to invest a significant portion of its capital expenditures in proven property acquisitions. However, the market for acquisitions has been limited and the economics of current pricing has delayed exploration opportunities; therefore, capital expenditures may not reach targeted levels. In addition, Alagasco will maintain an investment in storage working gas which is anticipated to average $19 million for the fiscal year. The Company anticipates funding these capital requirements through internally generated capital and the utilization of short-term credit facilities. Energen has short-term credit facilities totaling $110 million available for working capital needs, with $2 million and $28 million outstanding at December 31, 1994 and 1993, respectively.

SELECTED BUSINESS SEGMENT DATA
Energen Corporation
Three months ended December 31, (in thousands, except share data)  1994      1993

NATURAL GAS DISTRIBUTION
Operating revenues
 Residential                                                     $44,350     $51,598
 Commercial and industrial - small                                15,545      19,112
 Commercial and industrial - large                                    31          23
 Transportation                                                    7,566       7,808
 Other                                                              (266)        452
   Total                                                         $67,226     $78,993

Volumes sold and transported (thousands of Mcf)
 Residential                                                       5,287       6,932
 Commercial and industrial - small                                 2,466       3,073
 Commercial and industrial - large                                     8           5
 Transportation                                                   14,290      13,168
   Total                                                          22,051      23,178

Other data
 Depreciation and amortization                                   $ 4,737     $ 4,427
 Capital expenditures                                            $ 9,778     $ 5,336
 Operating income                                                $ 4,518     $ 3,152

OIL AND GAS EXPLORATION AND PRODUCTION
Operating revenues
 Natural gas                                                     $ 3,948     $ 4,019
 Oil                                                                 792         812
 Other                                                             1,191       1,370
   Total                                                         $ 5,931     $ 6,201

Sales volume - natural gas (thousands of Mcf)                      2,181       1,991
Sales volume - oil (thousands of barrels)                             50          54
Average sales price - natural gas (per Mcf)                      $  1.81     $  2.02
Average sales price - oil (per barrel)                           $ 15.84     $ 15.04
Other data
Depreciation, depletion and amortization                        $  2,118     $ 1,955
 Capital expenditures                                           $  3,007     $ 1,833
 Exploration expenditures                                       $    429     $    55
 Operating income (loss)                                        $  1,154     $ 2,098


OTHER BUSINESS
 Operating revenues                                              $ 2,416     $ 5,248
 Depreciation and amortization                                   $   111     $   329
 Capital expenditures                                            $     -     $   146
 Operating income                                                $   204     $   774

ELIMINATIONS AND CORPORATE EXPENSES
Operating loss                                                   $  (440)    $  (311)

PART II.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   27.1 Financial Data Schedule of Energen Corporation (for SEC purposes only)

   27.2 Financial Data Schedule of Alabama Gas Corporation (for SEC purposes only)

b. Reports on Form 8-K

   No reports on Form 8-K were filed for the three months ended
      December 31, 1994.

                                   (This page intentionally left blank.)

                                                             SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ENERGEN CORPORATION
                                         ALABAMA GAS CORPORATION


 February 14, 1995                      By/s/ Rex J. Lysinger
                                        Rex J. Lysinger
                                        Chairman of the Board and Chief
                                        Executive Officer



  February 14, 1995                     By/s/ G. C. Ketcham
                                        G. C. Ketcham
                                        Executive Vice President, Chief
                                        Financial Officer and Treasurer



   February 14, 1995                     By/s/ J. T. McManus
                                         J. T. McManus
                                         Vice President-Finance and
                                         Corporate Development of
                                         Energen and Vice
                                         President-Finance and Planning
                                         of Alagasco