Form 10-Q
period 1995-03-31
ENERGEN CORP; ALABAMA GAS CORP
filed 1995-05-15
CIK 277595, 3146

             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

                           FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1995

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

Indicate by a check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES X NO ____

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of May 5, 1995:

         Energen Corporation, $0.01 par value       10,913,501 shares
         Alabama Gas Corporation, $0.01 par value    1,972,052 shares

            ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
            FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1995

                       TABLE OF CONTENTS

                                                             Page

           PART I: FINANCIAL INFORMATION (Unaudited)


Item 1.           Financial Statements

    (a)  Consolidated Statements of Income of Energen
           Corporation                                         4

    (b)  Consolidated Balance Sheets of Energen
           Corporation                                          5

    (c)  Consolidated Statements of Cash Flows of Energen
           Corporation                                          7

    (d)  Statements of Income of Alabama Gas
            Corporation                                         8

    (e)  Balance Sheets of Alabama Gas Corporation              9

    (f)  Statements of Cash Flows of Alabama Gas Corporation   11

    (g)  Notes to Unaudited Financial Statements               12

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                 15

         Selected Business Segment Data of Energen
            Corporation                                        18


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
            Holders                                             19

Item 6.      Exhibits and Reports on Form 8-K                   19


SIGNATURES                                                      20

             (This page intentionally left blank.)

    PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
Energen Corporation and Subsidiaries
(Unaudited)
                                     Three months ended   Six months ended
                                           March 31,           March 31,
(in thousands, except share data)      1995     1994        1995       1994
Operating Revenues
Natural gas distribution            $ 134,141 $158,268    $201,367   $ 237,261
Oil and gas production activities       6,311    6,170      12,242     12,371
Other                                   2,142    5,561       4,558     10,809
Intercompany eliminations              (1,774)  (1,912)     (3,863)    (4,435)

         Total operating revenues     140,820  168,087     214,304    256,006

Operating Expenses
Cost of gas                            67,966   93,912       99,016   137,286
Operations                             23,462   23,697       45,589    46,840
Maintenance                             2,642    2,438        4,906     4,689
Depreciation, depletion,
      and amortization                  7,194    6,796       14,160    13,507
Taxes, other than income taxes          9,254   10,874       14,895    17,601

           Total operating expenses   110,518  137,717      178,566   219,923

Operating Income                       30,302   30,370       35,738    36,083

Other Income (Expense)
Interest expense, net of amounts
     capitalized                       (2,670)  (2,823)      (5,445)   (5,745)
Other, net                                536      648        1,260       844

     Total other income (expense)      (2,134)  (2,175)      (4,185)   (4,901)

Income Before Income Taxes             28,168   28,195       31,553    31,182
Income taxes                            6,454    6,003        7,103     6,690

Net Income                           $ 21,714  $22,192      $24,450   $24,492

Earnings Per Average Common Share    $   1.99  $  2.03      $  2.24   $  2.28

Dividends Per Common Share           $   0.28  $  0.27      $  0.56   $  0.54

Average Common Shares Outstanding      10,908   10,917       10,914    10,750





The accompanying Notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
Energen Corporation and Subsidiaries
(Unaudited)
                                                  March 31,       September 30,
(in thousands)                                       1995              1994

ASSETS
Property, Plant and Equipment
Utility plant                                   $    480,615       $  464,593
Less accumulated depreciation                        239,632          231,327

           Utility plant, net                        240,983          233,266

Oil and gas properties, successful efforts method    101,693           92,355
Less accumulated depreciation, depletion and
    amortization                                      46,983           43,052

           Oil and gas properties, net                54,710           49,303

Other property, net                                    4,155            4,613

   Total property, plant and equipment, net          299,848          287,182

Current Assets
Cash and cash equivalents                             28,340           27,526
Accounts receivable, net of allowance for doubtful
         accounts of $2,015 at March 31, 1995 and
         $2,037 at September 30, 1994                 43,643           34,145
Inventories, at average cost
         Storage gas                                  14,467           24,363
         Materials and supplies                        8,101            7,589
         Liquified natural gas in storage              3,421            3,349
Deferred gas costs                                     3,962            1,460
Regulatory asset                                       7,200                -
Deferred income taxes                                 12,223            7,542
Prepayments and other                                  1,452            3,117

           Total current assets                      122,809          109,091

Other Assets
Notes receivable                                       3,491            3,911
Deferred charges and other                            10,973           11,130

           Total other assets                         14,464           15,041

TOTAL ASSETS                                    $    437,121       $  411,314


The accompanying Notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
Energen Corporation and Subsidiaries
(Unaudited)
                                                      March 31,  September 30,
(in thousands, except share data)                        1995          1994


CAPITAL AND LIABILITIES
Capitalization
Preferred stock, cumulative $0.01 par value, 5,000,000
         shares authorized                                $     -      $     -

Common shareholders' equity
   Common stock, $0.01 par value; 30,000,000 shares authorized,
   10,903,977 shares outstanding at March 31, 1995 and
   10,917,904 shares outstanding at September 30, 1994         109         109
         Premium on capital stock                           81,161      81,073
         Capital surplus                                     2,802       2,802
         Retained earnings                                 101,381      83,042
         Treasury stock at cost, 16,600 shares                (361)          -

Total common shareholders' equity                          185,092     167,026
Long-term debt                                             114,660     118,302

           Total capitalization                            299,752     285,328

Current Liabilities
Long-term debt due within one year                           4,629      10,123
Notes payable to banks                                           -       6,000
Accounts payable                                            34,867      27,480
Accrued taxes                                               18,032      13,083
Customers' deposits                                         18,561      17,462
Amounts due customers                                       18,852      11,734
Accrued wages and benefits                                  11,716       9,662
Other                                                       15,558      15,129

           Total current liabilities                       122,215     110,673

Deferred Credits and Other Liabilities
Deferred income taxes                                        1,960       1,706
Accumulated deferred investment tax credits                  4,347       4,590
Other                                                        8,847       9,017

      Total deferred credits and other liabilities          15,154      15,313

Commitments and Contingencies                                    -          -

TOTAL CAPITAL AND LIABILITIES                            $ 437,121   $ 411,314


The accompanying Notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOW
Energen Corporation and Subsidiaries
(Unaudited)


Six months ended March 31, (in thousands)             1995       1994

Operating Activities
Net Income                                          $  24,450    $   24,492
Adjustments to reconcile net income to net cash
provided by operating activities:
         Depreciation, depletion and amortization      14,160        13,507
         Deferred income taxes, net                    (4,770)       (5,643)
         Deferred investment tax credits, net            (243)         (243)
         Gain on sale of equity securities                  -        (1,375)
         Net change in:
           Accounts receivable                         (9,498)      (16,455)
           Inventories                                  9,312       (17,257)
           Accounts payable                             7,387        14,789
           Other current assets and liabilities         7,612        13,475
           Other, net                                    (158)          149

           Net cash provided by operating activities   48,252        25,439

Investing Activities
Additions to property, plant and equipment            (26,469)      (16,090)
Proceeds from sale of equity securities                     -         3,305
Payments on notes receivable                              420         1,073
Other, net                                                131         1,588

      Net cash used in investing activities           (25,918)      (10,124)

Financing Activities
Payment of dividends on common stock                   (6,113)       (5,745)
Issuance of common stock                                   90        14,692
Purchase of treasury stock                               (361)            -
Reduction of long-term debt and preferred stock
      of subsidiary                                    (9,136)      (10,460)
Proceeds from issuance of medium-term notes                 -        49,670
Net change in short-term debt                          (6,000)      (40,000)

 Net cash provided by (used in) financing activities  (21,520)        8,157

Net change in cash and cash equivalents                   814        23,472
Cash and cash equivalents at beginning of period       27,526        15,008

Cash and Cash Equivalents at End of Period            $28,340       $38,480


The accompanying Notes are an integral part of these statements.

STATEMENTS OF INCOME
Alabama Gas Corporation
(Unaudited)
                                   Three months ended   Six months ended
                                        March 31,           March 31,
 (in thousands)                      1995     1994       1995     1994

Operating Revenues                $134,141 $158,268   $201,367 $237,261

Operating Expenses
Cost of gas                         68,835   94,930     100,829 139,540
Operations                          19,852   18,282      38,209  36,530
Maintenance                          2,607    2,342       4,835   4,495
Depreciation                         4,784    4,441       9,521   8,868
Income taxes
 Current                            14,568   15,119      15,630  15,480
 Deferred, net                      (4,657)  (5,787)    (4,775)  (5,819)
 Deferred investment tax credits, net (121)    (121)     (243)     (243)
Taxes, other than income taxes       8,997   10,577      14,389  16,980

      Total operating expenses     114,865  139,783     178,395 215,831

Operating Income                    19,276   18,485      22,972  21,430

Other Income
Allowance for funds used
       during construction             223      111         409     187
Other, net                              85      189         243     (19)

          Total other income           308      300         652      168

Interest Charges
Interest on long-term debt           1,680    1,659       3,437    3,078
Other interest expense                 637      438       1,169    1,136

          Total interest charges     2,317    2,097       4,606    4,214

Net Income Available for Common  $  17,267  $16,688     $19,018  $17,384

The accompanying Notes are an integral part of these statements.

BALANCE SHEETS
Alabama Gas Corporation
(Unaudited)
                                                March  31,  September 30,
(in thousands)                                    1995          1994


ASSETS
Property, Plant and Equipment
Utility plant                                     $ 480,615   $ 464,593
Less accumulated depreciation                       239,632     231,327

         Utility plant, net                         240,983     233,266

Other property, net                                     180         183

Current Assets
Cash and cash equivalents                            13,786         156
Accounts receivable
         Gas                                         34,293      22,209
         Merchandise                                    994       1,326
         Other                                        1,814       1,512
         Allowance for doubtful accounts            (2,000)     (2,000)
Inventories, at average cost
         Storage gas                                 14,467      24,363
         Materials and supplies                       5,632       5,688
         Liquified natural gas in storage             3,421       3,349
Deferred gas costs                                    3,962       1,460
Regulatory asset                                      7,200           -
Deferred income taxes                                10,381       5,724
Prepayments and other                                 1,096       2,595

           Total current assets                      95,046      66,382

Deferred Charges and Other Assets                     9,007       9,074

TOTAL ASSETS                                      $ 345,216   $ 308,905

The accompanying Notes are an integral part of these statements.

BALANCE SHEETS
Alabama Gas Corporation
(Unaudited)
                                                       March 31,  September 30,
(in thousands, except share data)                       1995           1994

CAPITAL AND LIABILITIES
Capitalization
Common shareholder's equity
   Common stock, $0.01 par value; 3,000,000 shares
   authorized,  1,972,052 shares outstanding at
   March 31, 1995 and September 30, 1994               $     20     $     20
         Premium on capital stock                        31,682       31,682
         Capital surplus                                  2,802        2,802
         Retained earnings                               93,990       81,087

Total common shareholder's equity                       128,494      115,591
Cumulative preferred stock, $0.01 par value, 120,000
   shares authorized, issuable in series-$4.70 Series         -            -
Long-term debt                                           82,750       84,391

         Total capitalization                           211,244      199,982

Current Liabilities
Long-term debt due within one year                        2,854        2,823
Notes payable to banks                                        -        4,000
Accounts payable
         Other                                           28,846       19,002
         Affiliated companies                             4,711          132
Accrued taxes                                            19,015       14,241
Customers' deposits                                      18,561       17,462
Supplier refunds due customers                            3,205          832
Other amounts due customers                              15,647       10,902
Accrued wages and benefits                                6,671        5,659
Other                                                     8,602        7,605

           Total current liabilities                    108,112       82,658

Deferred Credits and Other Liabilities
Deferred income taxes                                    13,929       13,704
Accumulated deferred investment tax credits               4,347        4,590
Regulatory liability                                      6,522        6,960
Customer advances for construction and other              1,062        1,011

   Total deferred credits and other liabilities          25,860       26,265

Commitments and Contingencies                                 -            -

TOTAL CAPITAL AND LIABILITIES                        $  345,216    $ 308,905

The accompanying Notes are an integral part of these statements.

STATEMENTS OF CASH FLOW
Alabama Gas Corporation
(Unaudited)

Six months ended March 31, (in thousands)             1995       1994
Operating Activities
Net Income                                        $  19,018   $  17,384
Adjustments to reconcile net income to net cash
provided by operating activities:
         Depreciation and amortization                9,521       8,868
         Deferred income taxes, net                 (4,775)     (5,819)
         Deferred investment tax credits              (243)       (243)
         Net change in:
           Accounts receivable                     (12,054)     (16,783)
           Inventories                                9,880     (17,512)
           Accounts payable                           9,911      18,017
           Other current assets and liabilities       6,797      15,189
           Other, net                                 (345)         684

    Net cash provided by operating activities        37,710       19,785

Investing Activities
Additions to property, plant and equipment         (16,729)     (13,745)
Net advances to holding company                          -           87
Other, net                                            (138)        (118)

     Net cash used in investing activities         (16,867)     (13,776)

Financing Activities
Payment of dividends on common stock                (6,115)     (5,745)
Reduction of long-term debt                         (1,610)     (9,860)
Proceeds from issuance of medium-term notes               -     49,670
Proceeds from equity infusion from parent                 -     10,000
Net advances from affiliates                          4,512      5,490
Net change in short-term debt                        (4,000)   (29,000)

  Net cash provided by (used in) financing
     activities                                      (7,213)    20,555

Net change in cash and cash equivalents              13,630     26,564
Cash and cash equivalents at beginning of period        156        480

Cash and Cash Equivalents at End of Period         $ 13,786   $ 27,044

The accompanying Notes are an integral part of these statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
Energen Corporation and Alabama Gas Corporation


1. BASIS OF PRESENTATION

All adjustments to the unaudited financial statements which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods have been recorded. Such adjustments consisted only of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended September 30, 1994, 1993, and 1992 included in the 1994
Annual Report of Energen Corporation (the Company) on Form 10-
K. Certain reclassifications were made to conform prior years' financial statements to the current quarter presentation. The Company's primary business is seasonal in character and influenced by weather conditions. Results of operations for the interim periods are not necessarily indicative of the results which may be expected for the fiscal year.

2.   REGULATORY

As an Alabama utility, Alagasco is subject to regulation by the Alabama Public Service Commission (APSC) which, in 1983, established the Rate Stabilization and Equalization (RSE) rate-setting process. RSE was extended for the third time on December
3, 1990, for a three-year period. Under the terms of that extension, RSE shall continue after November 30, 1993, unless, after notice to the Company, the Commission votes to either modify or discontinue its operation. On October 4, 1993, the Commission unanimously voted to extend RSE until such time as certain hearings mandated by the Energy Policy Act of 1992 (Energy Act) in connection with integrated resource planning and demand side management programs are completed. The Energy Act proceedings are expected to conclude during fiscal 1995 at which time it is expected that the Commission will begin reviewing Alagasco's RSE. No time table for review has yet been established.

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

FERC Regulation  On March 15, 1995 Southern Natural Gas
Company (Southern) filed a comprehensive settlement with the Federal Energy Regulatory Commission (FERC) in the form of a Stipulation and Agreement (the Settlement) to resolve all issues in Southern's six pending rate cases, as well as to resolve all gas supply realignment and transition cost issues resulting from the implementation of FERC Order 636. The Settlement is supported by parties representing over 90% of the firm transportation demand on Southern's system, including local distribution companies (including Alagasco), municipal distribution systems, major gas producers, large industrial end users, marketers, and state commissions (including the APSC). The Settlement is subject to FERC approval which has not yet occurred as of the date of this filing.

Specifically, the Settlement provides for the following: (1) the resolution of all cost of service and rate design issues in Southern's six pending rate cases and the establishment of reduced rates for the purpose of calculating rate case refunds; (2) the implementation of reduced settlement rates on an interim basis for supporting parties commencing March 1, 1995 (by order dated April 4, 1995 FERC approved these interim rates pending its final review of the merits of the Settlement); (3) the resolution of all Gas Supply Realignment
(GSR) and other transition cost issues resulting from FERC Order
636; (4) lower GSR cost recovery through the reduction and earlier payout of GSR costs; (5) a three-year moratorium on general rate increases; and (6) the resolution and disposition of all rate case and GSR refunds for supporting parties. With respect to this last point, the Settlement provides that all rate case refunds will be used to offset a portion of Southern's remaining GSR liability. In the Settlement filing with FERC, Southern has represented that the Settlement will allow Southern and the supporting parties to resolve all issues relating to GSR and other transition costs, the majority of which costs will be collected by the end of 1995. Alagasco estimates that it has a remaining GSR liability of approximately
$6.0 million to be paid through December 1995 and approximately
$1.2 million in other transition costs to be paid through March
1998, and has recorded such amounts in the financial statements. Because these costs will be recovered in full from Alagasco's customers in a timely manner through the GSA rider of Alagasco's Tariff (approved by APSC order dated October 4, 1993 in docket U-3497), the Company has recorded a corresponding regulatory asset in the accompanying financial statements.

In addition, as a result of the recalculated GSR surcharges for the period January 1, 1994 to February 28, 1995, Southern will refund over-collected GSR costs. Neither the total amount of this refund nor Alagasco's share has yet been determined, therefore, no amounts have been recorded in the financial statements.

3. SUPPLEMENTAL CASH FLOW INFORMATION

Energen Corporation


Six months ended March 31, (in thousands)             1995       1994


Interest paid, net of amounts capitalized           $ 6,675     $ 5,919
Income taxes paid                                   $ 2,615     $ 3,984
Noncash investing activities (capitalized
  depreciation and allowance for funds used
  during construction)                              $   487     $   269
Noncash financing activities (debt issuance costs)  $     -     $   330

Alabama Gas Corporation

Six months ended March 31, (in thousands)             1995       1994

Interest paid                                       $  5,531    $  4,420
Income taxes paid                                   $  6,647    $  4,612
Noncash investing activities (capitalized
   depreciation and allowance for funds used
   during construction)                             $    487    $    269
Noncash financing activities (debt issuance costs)  $      -    $    330

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Consolidated net income for the second quarter was $21,714,000
($1.99 per share), a slight decline from the prior year's $22,192,000 ($2.03 per share). Decreased earnings from Taurus Exploration (Taurus) and the absence of contribution from W & J Propane, which was sold in the third quarter of the prior year, were largely offset by increased earnings from Alagasco as it continued to earn its allowed return on a higher level of equity. Taurus's contribution to consolidated earnings declined 9 percent primarily due to lower natural gas prices and the timing of recognition of nonconventional fuel tax credits on an interim basis. Partially offsetting the impact of these items was a one time gain of $0.5 million associated with the buyout of a sales contract. Consolidated net income for the six months was $24,450,000 ($2.24 per share), compared to $24,492,000 ($2.28 per share) in the prior year. The factors primarily influencing earnings were the same as for the quarter.

Two factors created the majority of the 15 percent decrease in utility natural gas revenues for the quarter and year to date. The benefit of lower commodity cost of gas was passed through to customers in reduced rates. Additionally, warmer than normal weather resulted in a significant reduction in gas sales volumes to residential customers for both periods; partially offsetting that impact on revenues was the recovery of margins associated with departures from normal weather allowed by Alagasco's temperature adjustment provision.

A significant decrease in natural gas prices heavily influenced operating fees and natural gas production revenues at Taurus. Operating fees on certain coalbed methane properties are impacted by a variety of factors as defined by the operating agreements, including production volume, operating expenses and the price of natural gas. The decrease in the current quarter's operating fees is attributable almost exclusively to a 34 percent decrease in the average index price of natural gas. With respect to gas production revenues, after giving effect to hedged volumes, the average sales price per Mcf was $1.76 compared to $1.95 in the prior year.
Similar to the quarter, the decrease in the six month's operating fees is largely due to a 31 percent decrease in the average index price of natural gas. Likewise, gas production revenues were impacted by a lower average sales price, which, after giving effect to hedged volumes, was $1.78 per Mcf compared to $1.98 per Mcf in the prior year. Offsetting the effect of pricing in both the quarter and year to date was the buyout of the five remaining years of a long-term sales contract ($0.8 million) which covered a portion of the Company's coalbed methane production. A new contract has been executed which should provide a market for all of the Company's production for five years at prices tied to spot market indices.

To hedge its exposure to energy price fluctuations on oil and gas production over the remainder of this fiscal year, Taurus has entered into contracts for the sale of 3 Bcf of its gas production at an average contract price of $1.94 per Mcf, and for the sale of 54 MBbl of its oil production at an average contract price of $18.42 per Bbl. Based on current estimates for fiscal 1995 production (excluding additional producing property acquisitions), approximately 65 percent of gas production and 55 percent of oil production are hedged. At March 31, 1995, the Company's deferred gains related to its futures contracts totalled $0.4 million. Current year earnings are expected to decrease compared to 1994 due to the price risk associated with both unhedged production volumes and operating fees. The program has been extended into fiscal 1996 for the sale of 3.9 Bcf of gas production with an average contract price of $1.78 per Mcf.

Other revenues for the quarter and year to date were significantly lower than in the prior year primarily due to the absence of revenues from W & J Propane. Excluding the effect of propane revenues, other revenues would have decreased slightly in both periods as a result of lower merchandise sales.

As with natural gas revenues, decreased commodity cost coupled with decreased sales volumes associated with warmer weather created a majority of the 28 percent decrease in cost of gas in both periods.

For the quarter and year to date, consolidated operations and maintenance (O&M) expense was relatively constant as the impact of the sale of propane operations in the prior year was offset by increases at Alagasco and Taurus. Excluding the effect of propane operations, O&M expense would have increased 9 percent for the quarter primarily due to labor and related expenses at Alagasco. For the six month period O&M expense would have increased 6 percent due to labor and related expenses at Alagasco and increased exploration expense at Taurus.

Depreciation expense for the quarter and year to date increased 5 percent and 4 percent, respectively, as the effects of normal plant growth at Alagasco and an increased DD &A rate at Taurus were offset in part by the absence of depreciation on propane assets in the current year.

The Company's expense for taxes other than income taxes primarily reflects various state and local business taxes paid by Alagasco as well as various payroll-related taxes. State and local business taxes generally are based on gross receipts of Alagasco and fluctuate accordingly.

A significant reduction in average short-term debt outstanding and the early repayment of certain long-term notes more than offset the effect of medium-term notes issued in December and January of the prior fiscal year; the resulting decrease in interest expense for both the quarter and year to date was 5 percent.

Other income did not vary significantly for the quarter; for the six-month period increased AFUDC and the inclusion of redemption fees in the prior year related to the Company's refinancing of a significant portion of its long-term debt created the increase.

The variance in income tax expense for the quarter and year to date was due largely to the timing of recognition of nonconventional fuel tax credits on an interim basis as pretax income did not vary significantly. Nonconventional fuel tax credits are available on production from qualifying wells through the year 2002; therefore, the Company anticipates effective tax rates to remain lower than statutory rates through that period as it expects to recognize all tax credits generated for financial statement purposes.

As previously discussed, the Company's business is seasonal in character and influenced by weather conditions. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year. As more fully discussed in Note 2, Alagasco is subject to regulation by the APSC, which is expected to consider renewal of the utility's rate-setting mechanism following the completion of its review of certain mandates under the Energy Policy Act of 1992. Changes, if any, to the utility's present rate-setting assumptions or provisions could have an impact on its net income.

Liquidity and Capital Resources

The item primarily responsible for the significant change in cash provided by operations was the prior year initial investment in underground storage working gas that represented a use of cash totaling $18 million at March 31, 1994. In the current year, while the total volumes maintained in storage have not materially changed, a 20 percent decrease in the average cost per Mcf of storage gas resulted in a $9.9 million source of cash at March 31, 1995. Fluctuations in receivables and payables are generally the result of timing of payments.

Net cash used in investing activities primarily was influenced by two factors. Capital expenditures exceeded those of the prior year due to Alagasco's acquisition of the 2,200-customer Alabaster gas system and Taurus's investment in proved properties of $6.0 million adding 9 Bcf of oil and gas reserves. Additionally, the inclusion in the prior year of proceeds related to the sale of equity securities served to reduce that quarter's cash used in investing activities.

The change in net cash provided by (used in) financing activities is attributable to several occurrences in the prior year. The issuance of 550,000 shares of Energen common stock in November 1993 generated $13.5 million, and Alagasco issued $49.6 million in medium-term notes in the prior year. These proceeds were used to fund the investment in underground working storage gas, redeem its
8.75 percent debentures, reduce short-term debt outstanding, and fund additional capital needs. During the current year, the Company has acquired 16,600 shares of common stock through its stock repurchase program.

Future Capital Expenditures and Liquidity: Capital and exploration expenditures could approximate $66 million in fiscal
1995, excluding municipal gas system acquisitions, and primarily represent additions for normal distribution system expansion, the development of a new customer information system at Alagasco, and oil and gas development activities. With respect to oil and gas activities, the Company is attempting to invest a significant portion of its capital expenditures in proven property acquisitions. However, the market for acquisitions has been limited and the economics of current pricing has delayed exploration opportunities; therefore, capital expenditures may not reach targeted levels. In addition, Alagasco will maintain an investment in storage working gas which is anticipated to average $19 million for the fiscal year. The Company anticipates funding these capital requirements through internally generated capital and the utilization of short-term credit facilities. Energen has short-term credit facilities totaling $110 million available for working capital needs, with no amounts outstanding at March 31, 1995 or 1994.

SELECTED BUSINESS SEGMENT DATA
Energen Corporation
                                   Three months ended   Six months ended
                                        March 31,           March 31,
 (in thousands, except share data)    1995     1994      1995     1994
Natural Gas Distribution
Operating revenues (in thousands)
   Residential                         $ 92,102  $110,586    $136,452   $162,184
   Commercial and industrial - small     31,887    39,523      47,432     58,635
   Commercial and industrial - large        219       710         250        733
   Transportation                         9,267     8,248      16,833     16,056
   Other                                    666      (799)        400       (347)

           Total                       $134,141  $158,268    $201,367   $237,261

Volumes sold and transported (thousands of Mcf)
   Residential                           15,219    16,841      20,506     23,773
   Commercial and industrial - small      5,871     6,429       8,338      9,502
   Commercial and industrial - large          8        86          16         91
   Transportation                        15,796    13,747      30,086     26,915

           Total                         36,894    37,103      58,946     60,281

Other data
   Depreciation and amortization       $  4,784  $  4,441    $  9,521   $  8,868
   Capital expenditures                $  7,438  $  8,678    $ 17,216   $ 14,014
   Operating income                    $ 29,066  $ 27,696    $ 33,584   $ 30,848

Oil and Gas Exploration and Production
Operating revenues
   Natural gas                         $  3,564  $  4,136    $  7,512   $  8,155
   Oil                                      903       649       1,695      1,461
   Other                                  1,844     1,385       3,035      2,755

           Total                       $  6,311  $  6,170    $ 12,242   $ 12,371

Sales volume - natural gas
  (thousands of Mcf)                      2,028     2,126       4,209      4,117
Sales volume - oil (thousands of barrels)    59        50         109        104
Average sales price - natural gas
   (per Mcf)                            $  1.76  $   1.95    $   1.78   $   1.98
Average sales price - oil (per barrel)  $ 15.31  $  12.98    $  15.55   $  14.05
Other data
  Depreciation, depletion and
            amortization                $ 2,304  $  2,090    $  4,422   $  4,045
  Capital expenditures                  $ 6,728  $    315    $  9,735   $  2,148
  Exploration expenditures              $   187  $    139    $    616   $    194
  Operating income                      $ 1,465  $  1,913    $  2,619   $  4,011

Other Business
  Operating revenues                    $ 2,142  $  5,561    $  4,558   $ 10,809
  Depreciation and amortization         $   106  $    265    $    217        594
  Capital expenditures                  $     5  $     51    $      5   $    197
  Operating income                      $    43  $  1,071    $    247   $  1,845

Eliminations and Corporate Expenses
Operating loss                          $  (272) $   (310)   $   (712)  $   (621)

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. At the annual meeting of shareholders held on January 25, 1995, the Energen shareholders elected the following Director to serve for three year terms:

               Director         Votes cast for   Votes withheld

          Stephen D. Ban          8,801,899          354,361
          George S. Shirley       8,796,850          356,410
          Wm. Michael Warren, Jr. 8,729,939          426,321

b. The shareholders also approved a proposal to amend the Restated Certificate of Incorporation of the Company by the addition of a new Article XI restricting and limiting under certain circumstances the liability of directors of the Company to the Company and its shareholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

           27.1 Financial data schedule of Energen Corporation (for SEC purposes only)

           27.2 Financial data schedule of Alabama Gas Corporation (for SEC purposes only)

b.       Reports on Form 8-K

           No reports on Form 8-K were filed for the three months ended March 31, 1995.

       19 Intentionally left blank.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ENERGEN CORPORATION
                                             ALABAMA GAS CORPORATION

  May 15, 1995                        By/s/ Wm. Michael Warren, Jr.
                                      Wm. Michael Warren, Jr.
                                      President and Chief Operating Officer




  May 15, 1995                         By/s/ G. C. Ketcham
                                       G. C. Ketcham
                                       Executive Vice President, Chief
                                       Financial Officer and Treasurer



  May 15, 1995                         By/s/ J. T. McManus
                                       J. T. McManus
                                       Vice President-Finance and Corporate
                                       Development of Energen and Vice
                                       President-Finance and Planning of
                                          Alagasco