Form 10-Q
period 1995-06-30
ENERGEN CORP; ALABAMA GAS CORP
filed 1995-08-14
CIK 277595, 3146

SECURITIES AND EXCHANGE COMMISSION

                 WASHINGTON, D. C. 20549

                        FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30,
     1995

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

Indicate by a check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES X NO ____


Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of August 8, 1995:



  Energen Corporation, $0.01 par value       10,903,396 shares
  Alabama Gas Corporation, $0.01 par value    1,972,052 shares

    ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
     FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1995

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
Energen Corporation and Subsidiaries
(Unaudited)

                                   Three months ended   Nine months ended
                                        June 30,            June 30,
 (in thousands, except share data)   1995     1994       1995     1994

Operating Revenues
Natural gas distribution            55,865   66,070     257,232 303,331
Oil and gas production
   activities                        5,317    6,414      17,559  18,785
Other                                2,101    2,477       6,659  13,286
Intercompany eliminations           (1,751)  (1,836)    (5,614)  (6,271)


           Total operating revenues 61,532   73,125     275,836  329,131

Operating Expenses
Cost of gas                         19,653   30,669     118,669  167,955
Operations                          24,128   23,180      69,717  70,020
Maintenance                          2,462    2,490       7,368   7,179
Depreciation, depletion,
  and amortization                   7,022    7,029      21,182  20,536
Taxes, other than income taxes       4,951    5,432      19,846  23,033


           Total operating expenses 58,216   68,800     236,782  288,723


Operating Income                     3,316    4,325      39,054  40,408


Other Income (Expense)
Interest expense, net of
  amounts capitalized               (2,738)  (2,837)    (8,183)  (8,582)
Gain on sale of assets                   -    2,142           -   2,142
Other, net                             923    2,403       2,183   3,247


   Total other income (expense)     (1,815)   1,708      (6,000) (3,193)


Income Before Income Taxes           1,501    6,033      33,054  37,215
Income taxes                           372    2,083       7,475   8,773


Net Income                           1,129    3,950      25,579  28,442


Earnings Per Average
  Common Share                      $ 0.10   $ 0.36     $  2.34  $ 2.63


Dividends Per Common Share          $ 0.28   $ 0.27     $  0.84  $ 0.81


Average Common Shares
  Outstanding                       10,897   10,917      10,908  10,806



The accompanying Notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
Energen Corporation and Subsidiaries
(Unaudited)


                                                    June 30, September 30,
(in thousands)                                        1995       1994

ASSETS
Property, Plant and Equipment
Utility plant                                      $491,801    $464,593
Less accumulated depreciation                       244,014     231,327


           Utility plant, net                       247,787     233,266


Oil and gas properties, successful efforts method   103,473      92,355
Less accumulated depreciation, depletion
  and amortization                                   48,100      43,052


           Oil and gas properties, net               55,373      49,303


Other property, net                                   4,019       4,613


           Total property, plant and equipment, net 307,179     287,182


Current Assets
Cash and cash equivalents                            62,418      27,526
Accounts receivable, net of allowance for doubtful
         accounts of $2,014 at June 30, 1995 and
         $2,037 at September 30, 1994                32,368      34,145
Inventories, at average cost
         Storage gas                                 16,483      24,363
         Materials and supplies                       7,815       7,589
         Liquefied natural gas in storage             3,249       3,349
Deferred gas costs                                    1,561       1,460
Regulatory asset                                      7,200           -
Deferred income taxes                                11,598       7,542
Prepayments and other                                 1,342       3,117


           Total current assets                     144,034     109,091


Other Assets
Notes receivable                                      3,279       3,911
Deferred charges and other                           11,341      11,130


           Total other assets                        14,620      15,041


TOTAL ASSETS                                       $465,833    $411,314




The accompanying Notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
Energen Corporation and Subsidiaries
(Unaudited)


                                                    June 30, September 30,
(in thousands, except share data)                     1995       1994

CAPITAL AND LIABILITIES
Capitalization
Preferred stock, cumulative $0.01 par value, 5,000,000
         shares authorized                          $     -     $     -

Common shareholders' equity
         Common stock, $0.01 par value; 30,000,000 shares
 authorized, 10,885,143 shares outstanding at
 June 30, 1995 and 10,917,904 shares outstanding
 at September 30, 1994                                  109         109
         Premium on capital stock                    81,186      81,073
         Capital surplus                              2,802       2,802
         Retained earnings                           99,454      83,042
         Treasury stock at cost, 35,958 shares        (740)           -


Total common shareholders' equity                   182,811     167,026
Long-term debt                                      116,390     118,302


           Total capitalization                     299,201     285,328


Current Liabilities
Long-term debt due within one year                   36,613      10,123
Notes payable to banks                                    -       6,000
Accounts payable                                     31,026      27,480
Accrued taxes                                        19,400      13,083
Customers' deposits                                  18,091      17,462
Amounts due customers                                19,084      11,734
Accrued wages and benefits                           12,827       9,662
Other                                                14,688      15,129


           Total current liabilities                151,729     110,673


Deferred Credits and Other Liabilities
Deferred income taxes                                 1,712       1,706
Accumulated deferred investment tax credits           4,225       4,590
Other                                                 8,966       9,017


  Total deferred credits and other liabilities       14,903      15,313


Commitments and Contingencies                             -           -


TOTAL CAPITAL AND LIABILITIES                      $465,833    $411,314



The accompanying Notes are an integral part of these statements.

                  6

CONSOLIDATED STATEMENTS OF CASH FLOW
Energen Corporation and Subsidiaries
(Unaudited)


Nine months ended June 30, (in thousands)             1995       1994

Operating Activities
Net Income                                         $ 25,579    $28,442
Adjustments to reconcile net income to net cash
provided by operating activities:
         Depreciation, depletion and amortization    21,182      20,536
         Deferred income taxes, net                 (4,593)      (6,502)
         Deferred investment tax credits, net         (365)       (365)
         Gain on sale of assets                           -     (2,142)
         Gain on sale of equity securities                -     (2,878)
         Net change in:
           Accounts receivable                        1,777      10,780
           Inventories                                7,754     (18,227)
           Accounts payable                           3,546     (8,042)
           Other current assets and liabilities      11,494      23,647
           Other, net                                 (302)         437


     Net cash provided by operating activities      66,072       45,686


Investing Activities
Additions to property, plant and equipment         (40,465)     (25,765)
Proceeds from sale of equity securities                   -       4,808
Proceeds from sale of assets                              -       8,624
Payments on notes receivable                            632       1,394
Other, net                                              101       1,640


       Net cash used in investing activities        (39,732)     (9,299)


Financing Activities
Payment of dividends on common stock                (9,170)     (8,689)
Issuance of common stock                                116      14,699
Purchase of treasury stock                            (740)        (44)
Reduction of long-term debt and preferred
   stock of subsidiary                              (9,422)     (10,542)
Proceeds from issuance of medium-term notes         33,768       49,670
Net change in short-term debt                       (6,000)     (40,000)


     Net cash provided by financing activities       8,552        5,094


Net change in cash and cash equivalents              34,892      41,481
Cash and cash equivalents at beginning of period     27,526      15,008


Cash and Cash Equivalents at End of Period          $62,418     $56,489




The accompanying Notes are an integral part of these statements.

STATEMENTS OF INCOME
Alabama Gas Corporation
(Unaudited)

                                   Three months ended   Nine months ended
                                        June 30,            June 30,
 (in thousands)                      1995     1994       1995     1994

Operating Revenues               $ 55,865  $66,070     $257,232 $303,331


Operating Expenses
Cost of gas                         20,461   31,604     121,290 171,144
Operations                          19,380   18,023      57,589  54,553
Maintenance                          2,442    2,390       7,277   6,885
Depreciation                         4,870    4,505      14,391  13,373
Income taxes
         Current                      (291)   1,280      15,339  16,760
         Deferred, net               1,033     (335)    (3,742)  (6,154)
         Deferred investment tax
    credits, net                      (122)    (122)      (365)    (365)
Taxes, other than income taxes       4,709    5,145      19,098  22,125


          Total operating expenses  52,482   62,490     230,877  278,321


Operating Income                     3,383    3,580      26,355  25,010


Other Income
Allowance for funds used
  during construction                  282       90         691     277
Other, net                             166      207         409     188


          Total other income           448      297       1,100     465


Interest Charges
Interest on long-term debt           1,713    1,717       5,150   4,795
Other interest expense                 346      361       1,515   1,497


          Total interest charges     2,059    2,078       6,665   6,292


Net Income Available for Common     $1,772   $1,799     $20,790  $19,183










The accompanying Notes are an integral part of these statements.
                          8


BALANCE SHEETS
Alabama Gas Corporation
(Unaudited)


                                                    June  30,September 30,
(in thousands)                                        1995       1994

ASSETS
Property, Plant and Equipment
Utility plant                                      $491,801    $464,593
Less accumulated depreciation                       244,014     231,327


         Utility plant, net                         247,787     233,266


Other property, net                                     172         183


Current Assets
Cash and cash equivalents                            43,383         156
Accounts receivable
         Gas                                         22,377      22,209
         Merchandise                                  1,415       1,326
         Other                                        1,268       1,512
         Allowance for doubtful accounts            (2,000)     (2,000)
Inventories, at average cost
         Storage gas                                 16,483      24,363
         Materials and supplies                       5,645       5,688
         Liquefied natural gas in storage             3,249       3,349
Deferred gas costs                                    1,561       1,460
Regulatory asset                                      7,200
Deferred income taxes                                 9,737       5,724
Prepayments and other                                 1,048       2,595


           Total current assets                     111,366      66,382


Deferred Charges and Other Assets                     9,133       9,074


TOTAL ASSETS                                       $368,458    $308,905




The accompanying Notes are an integral part of these statements.
               9

BALANCE SHEETS
Alabama Gas Corporation
(Unaudited)

                                                    June 30, September 30,
(in thousands, except share data)                     1995       1994

CAPITAL AND LIABILITIES
Capitalization
Common shareholder's equity
         Common stock, $0.01 par value; 3,000,000 shares authorized,
           1,972,052 shares outstanding at June 30, 1995 and
           September 30, 1994                       $    20     $    20
         Premium on capital stock                    31,682      31,682
         Capital surplus                              2,802       2,802
         Retained earnings                           92,707      81,087


Total common shareholder's equity                   127,211     115,591
Cumulative preferred stock, $0.01 par value, 120,000 shares
         authorized, issuable in series $4.70 Series           -           -
Long-term debt                                       84,740      84,391


         Total capitalization                       211,951     199,982


Current Liabilities
Long-term debt due within one year                   34,838       2,823
Notes payable to banks                                    -       4,000
Accounts payable
         Other                                       23,848      19,002
         Affiliated companies                           516         132
Accrued taxes                                        19,153      14,241
Customers' deposits                                  18,091      17,462
Supplier refunds due customers                        3,205         832
Other amounts due customers                          15,879      10,902
Accrued wages and benefits                            7,067       5,659
Other                                                 7,797       7,605


           Total current liabilities                130,394      82,658


Deferred Credits and Other Liabilities
Deferred income taxes                                14,518      13,704
Accumulated deferred investment tax credits           4,225       4,590
Regulatory liability                                  6,275       6,960
Customer advances for construction and other          1,095       1,011


 Total deferred credits and other liabilities        26,113      26,265


Commitments and Contingencies                             -           -


TOTAL CAPITAL AND LIABILITIES                      $368,458    $308,905


The accompanying Notes are an integral part of these statements.
                        10

STATEMENTS OF CASH FLOW
Alabama Gas Corporation
(Unaudited)


Nine months ended June 30, (in thousands)             1995       1994

Operating Activities
Net Income                                         $20,790     $19,183
Adjustments to reconcile net income to net cash
provided by operating activities:
         Depreciation and amortization               14,391      13,373
         Deferred income taxes, net                 (3,742)     (6,154)
         Deferred investment tax credits              (365)       (365)
         Net change in:
           Accounts receivable                         (14)       2,067
           Inventories                                8,024     (18,031)
           Accounts payable                           4,686       1,005
           Other current assets and liabilities       8,737      21,816
           Other, net                                 (519)         939


  Net cash provided by operating activities         51,988       33,833


Investing Activities
Additions to property, plant and equipment         (27,992)     (21,069)
Net advances to holding company                           -         87
Other, net                                             (275)      (118)

           Net cash used in investing activities   (28,267)     (21,100)


Financing Activities
Payment of dividends on common stock                (9,170)     (8,695)
Reduction of long-term debt                         (1,636)     (9,892)
Proceeds from issuance of medium-term notes          33,768     49,670
Proceeds from equity infusion from parent                 -     10,000
Net advances from affiliates                            544      1,823
Net change in short-term debt                       (4,000)    (29,000)


Net cash provided by financing activities           19,506      13,906


Net change in cash and cash equivalents              43,227     26,639
Cash and cash equivalents at beginning of period        156        480


Cash and Cash Equivalents at End of Period          $43,383    $27,119




The accompanying Notes are an integral part of these statements.
               11

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

2.   REGULATORY

As an Alabama utility, Alagasco is subject to regulation by the Alabama Public Service Commission (APSC) which, in 1983, established the Rate Stabilization and Equalization (RSE) rate-setting process. RSE was extended for the third time on December 3, 1990, for a three-year period. Under the terms of that extension, RSE shall continue after November 30, 1993, unless, after notice to the Company, the Commission votes to either modify or discontinue its operation. On October 4, 1993, the Commission unanimously voted to extend RSE until such time as certain hearings mandated by the Energy Policy Act of 1992 (Energy Act) in connection with integrated resource planning and demand side management programs are completed. The Energy Act proceedings are expected to conclude during fiscal 1996 at which time it is expected that the Commission will begin reviewing Alagasco's RSE. No time table for review has yet been established.

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

3. SUPPLEMENTAL CASH FLOW INFORMATION

Energen Corporation

Nine months ended June 30, (in thousands)             1995       1994

Interest paid, net of amounts capitalized           $10,101     $ 9,029
Income taxes paid                                   $ 3,642     $ 7,571
Noncash investing activities
    (capitalized depreciation and allowance
     for funds used during construction)            $   815     $   396
Noncash financing activities (debt issuance costs)  $   232     $   330


Alabama Gas Corporation


Nine months ended June 30, (in thousands)             1995       1994


Interest paid                                       $  8,816   $   7,135
Income taxes paid                                   $  8,152   $   8,843
Noncash investing activities
    (capitalized depreciation and allowance
     for funds used during construction)            $    815    $    396
Noncash financing activities (debt issuance costs)  $    232    $    330

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated net income for the third quarter was $1,129,000 ($0.10 per share), compared with the prior year's $3,950,000 ($.36 per share). Prior year third quarter results include a $1,987,000 ($0.18 per share) gain from the sale of Energen's propane assets and a reduction in the Company's investment in high-temperature combustion technology. Excluding the one-time gain, Energen's lower net income primarily was due to Taurus Exploration, Inc.'s (Taurus's) decline in earnings which were attributable to lower natural gas production volumes and lower coalbed methane operating fees resulting from lower natural gas prices. Earnings at Alabama Gas Corporation (Alagasco) were virtually unchanged. Consolidated net income for the nine months was $25,579,000 ($2.34 per share), compared to $28,442,000 ($2.63 per share) in the prior year. In addition to those factors influencing the quarter, nine month results were impacted negatively by the effect of lower natural gas prices on production volumes.

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

Having the most impact on the 17 percent decrease in oil and gas production revenues for the quarter was a .6 Bcf decrease in gas production volumes coupled with a slight decline in the average
sales price of natural gas.   After giving effect to hedged volumes,
the average sales price per Mcf was $1.79 compared to $1.83 in the prior year. Also influencing the quarter was the effect of a 16 percent decrease in the average index price of natural gas on operating fees. Operating fees on certain coalbed methane properties are impacted by a variety of factors as defined by the operating agreements, including production volume, operating expenses and the price of natural gas. As with the quarter, the decrease in oil and gas revenues for the nine months is due to both decreased natural gas production revenues and decreased operating fees. The decrease in operating fees is largely due to a 26 percent decrease in the average index price of natural gas. Likewise, gas production revenues were impacted by a .5 Bcf decline in production volumes as well as a lower average sales price, which, after giving effect to hedged volumes, was $1.79 per Mcf compared to $1.93 per Mcf in the prior year. Partially offsetting these items was the buyout of the five remaining years of a long-term sales contract ($0.8 million) which covered a portion of the Company's coalbed methane production. A new contract has been executed which should provide a market for all of the Company's production for five years at prices tied to spot market indices.

To hedge its exposure to energy price fluctuations on oil and gas production over the remainder of this fiscal year, Taurus has entered into contracts for the sale of .75 Bcf of its gas production at an average contract price of $1.93 per Mcf, and for the sale of 13 MBbl of its oil production at an average contract price of $18.44 per Bbl. Based on current estimates for fiscal 1995 production (excluding additional producing property acquisitions), over 75 percent of gas production and over 50 percent of oil production are hedged. At June 30, 1995, the Company's deferred gains related to its futures contracts totalled $0.2 million. Current year earnings are expected to continue to be lower than 1994 due to the price risk associated with both unhedged production volumes and operating fees. The program has been extended into fiscal 1996 for the sale of
3.9 Bcf of gas production with an average contract price of $1.78 per Mcf.

Other revenues for the quarter and year to date were significantly lower than in the prior year primarily due to the absence of revenues from propane operations following its sale. Excluding the effect of propane revenues, other revenues would have increased slightly for the quarter as a result of increased merchandise sales and would have decreased slightly for the nine months as a result of lower merchandise sales.



As with natural gas revenues, decreased commodity cost coupled with decreased sales volumes associated with warmer weather created a majority of the 35 percent and 29 percent decrease in cost of gas for the quarter and year to date, respectively.

Consolidated operations and maintenance (O&M) expense was relatively constant for both periods as the impact of the sale of propane assets in the prior year was offset by increases at Alagasco and Taurus. Excluding the effect of propane operations, O&M expense would have increased 6 percent for the quarter and nine month periods primarily due to increased labor and related expenses at both Alagasco and Taurus and increased exploration expense at Taurus.

Depreciation expense for the quarter did not vary significantly, as the effect of normal plant growth at Alagasco was offset by decreased depletion associated with decreased production at Taurus. For the nine months, a 3 percent increase in depreciation was due to the effect of normal plant growth at Alagasco offset in part by the absence of depreciation on propane assets.

The Company's expense for taxes other than income taxes primarily reflects various state and local business taxes paid by Alagasco as well as various payroll-related taxes. State and local business taxes generally are based on gross receipts of Alagasco and fluctuate accordingly.

A significant reduction in average short-term debt outstanding and the early repayment of certain long-term notes more than offset the effect of medium-term notes issued in December and January of the prior fiscal year and June of this year; the resulting decrease in interest expense for the quarter and year to date was 3 percent and 4 percent, respectively.

During the third quarter of the prior year, the Company sold all of the operating assets of its propane distribution subsidiary resulting in a pretax gain of $2.1 million and sold a majority of its investment in a high-temperature combustion company for a pretax gain of $1.5 million, accounting for the majority of the significant decrease in other income for the quarter and year to date.

The variance in income tax expense for the quarter and year to date was due largely to the effect of decreased pretax income offset slightly by increased recognition of nonconventional fuel tax credits on an interim basis. Nonconventional fuel tax credits are available on production from qualifying wells through the year 2002; therefore, the Company anticipates effective tax rates to remain lower than statutory rates through that period as it expects to recognize all tax credits generated for financial statement purposes.

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

Liquidity and Capital Resources

The item primarily responsible for the significant change in cash provided by operations was the prior year initial investment in underground storage working gas that represented a use of cash totaling $18 million at June 30, 1994. In the current year, storage gas has created a $7.9 million source of cash due largely to a 13 percent decrease in the average cost per Mcf of storage gas. Fluctuations in receivables and payables are generally the result of timing of payments.

Net cash used in investing activities primarily was influenced by two factors. Capital expenditures exceeded those of the prior year due largely to Alagasco's acquisition of the 2,200-customer Alabaster gas system and Taurus's investment in proved properties of $6 million adding 9 Bcf of oil and gas reserves. Additionally, the inclusion in the prior year of proceeds related to the sale of propane assets and equity securities served to reduce that quarter's cash used in investing activities.

Net cash provided by financing activities has been influenced by several occurrences in both the current and prior years. In the prior year Energen issued 550,000 shares of its common stock which generated $13.5 million, and Alagasco issued $49.6 million in medium-term notes. These proceeds were used to fund the investment in underground working storage gas, redeem its 8.75 percent debentures, reduce short-term debt outstanding, and fund additional capital needs. During the current quarter, Alagasco issued $33.8 million in medium-term notes (with maturites ranging from August 1, 2002 to June 27, 2025, at rates ranging from 6.6 percent to 7.7 percent) the proceeds of which will be used to fund, in early fiscal 1996, the early redemption of its 9 percent debentures and its 11 percent first mortgage bonds. At June 30, 1995, the Company held 35,958 shares of common stock acquired through its stock repurchase program.

Future Capital Expenditures and Liquidity: Capital and exploration expenditures could exceed $66 million in fiscal 1995, excluding municipal gas system acquisitions, and primarily represent additions for normal distribution system expansion, the development of a new customer information system at Alagasco, and oil and gas development activities. With respect to oil and gas activities, the Company is attempting to invest in proven property acquisitions, but the market for acquisitions has been limited and the economics of current pricing has delayed exploration opportunities; therefore, capital expenditures in the current fiscal year may not reach targeted levels.

However, In addition to these expenditures, Taurus has entered into a three and one-half year agreement with Sonat Exploration and has committed to spend up to $30 million as its proportionate share of acquisitions which may be made during the remainder of calendar 1995 and expects to invest $25 to $50 million annually in subsequent years. Development drilling on the acquired properties will involve additional investment by Taurus. The Company anticipates funding these capital requirements through internally generated capital and the utilization of short-term and long-term credit facilities. Energen has short-term credit facilities totaling $110 million available for working capital needs, with no amounts outstanding at June 30, 1995 or 1994.

SELECTED BUSINESS SEGMENT DATA
Energen Corporation
                                   Three months ended   Nine months ended
                                        June 30,            June 30,
 (in thousands, except share data)    1995     1994      1995     1994
Natural Gas Distribution
Operating revenues
         Residential                 36,311    42,982   172,763 205,166
         Commercial and industrial
    - small                          12,790    16,009    60,222  74,644
         Commercial and industrial
    - large                              23        30       271     763
         Transportation               6,981     6,892    23,814  22,948
         Other                         (240)      157       162    (190)


           Total                     55,865    66,070   257,232 303,331


Volumes sold and transported (Mcf)
         Residential                  4,626     5,129    25,132  28,902
         Commercial and industrial
    - small                           2,341     2,498    10,679  12,000
         Commercial and industrial
    - large                               7         7        23      98
         Transportation              14,930    12,785    45,016  39,700


           Total                     21,904    20,419    80,850  80,700


Other data
   Depreciation and amortization      4,870     4,505    14,391  13,373
   Capital expenditures              11,591     7,451    28,807  21,465
   Operating income                   4,003     4,403    37,587  35,251


Oil and Gas Exploration and Production
Operating revenues
         Natural gas                  3,347     4,452    10,859  12,607
         Oil                            862       722     2,557   2,183
         Other                        1,108     1,240     4,143   3,995


           Total                      5,317     6,414    17,559  18,785


Sales volume - natural gas (Mcf)      1,866     2,431     6,075   6,368
Sales (barrels)                          60        51       169     155
Average sales price
   - natural gas (per Mcf)           $ 1.79   $  1.83   $  1.79  $ 1.93
Average sales price
   - oil (per barrel)                $14.37   $ 14.16   $ 15.13  $14.08
Other data
         Depreciation, depletion
   and amortization                  $2,048   $ 2,323   $ 6,470  $6,368
         Capital expenditures        $2,713   $ 2,226   $12,450  $4,374
         Exploration expenditures    $1,251   $ 1,093   $ 1,867  $1,287
         Operating income            $ (637)  $   911   $ 1,982  $4,922


Other Businesses
         Operating revenues          $2,101   $ 2,477   $ 6,659  $13,286
    Depreciation and amortization    $  104   $   201   $   321  $   795
         Capital expenditures        $   18   $   125   $    23  $   322
         Operating income            $  186   $ (299)   $   433  $ 1,547

Eliminations and Corporate Expenses
Operating loss                       $ (236)  $ (690)   $ (948)  $(1,312)

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

           27.1 Financial data schedule of Energen Corporation (for SEC purposes only)

           27.2 Financial data schedule of Alabama Gas Corporation (for SEC purposes only)

b.       Reports on Form 8-K

           No reports on Form 8-K were filed for the three months ended June 30, 1995.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ENERGEN CORPORATION
                                ALABAMA GAS CORPORATION


August 14, 1995           By/s/ Rex J. Lysinger
                          Rex J. Lysinger
                          Chairman of the Board and Chief
                          Executive Officer



August 14, 1995           By/s/ G. C. Ketcham
                          G. C. Ketcham
                          Executive Vice President, Chief
                          Financial Officer and Treasurer



August 14, 1995           By/s/ J. T. McManus
                          J. T. McManus
                          Vice President-Finance and
                          Corporate Development of Energen
                          and Vice President-Finance and
                          Planning of Alagasco