Form 10-Q
period 1995-12-31
ENERGEN CORP; ALABAMA GAS CORP
filed 1996-02-14
CIK 277595, 3146

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549


FORM 10-Q



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED DECEMBER 31, 1995

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

Indicate by a check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES X NO


Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of February 9, 1996:



     Energen Corporation, $0.01 par value    11,008,419 shares
     Alabama Gas Corporation, $0.01 par value 1,972,052 shares




       ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
      FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1995

                      TABLE OF CONTENTS

                                                           Page

          PART I: FINANCIAL INFORMATION (Unaudited)


Item 1.Financial Statements

(a)Consolidated Statements of Income of Energen Corporation         4

(b)Consolidated Balance Sheets of Energen Corporation               5

(c)Consolidated Statements of Cash Flows of Energen Corporation     7

(d)Statements of Income of Alabama Gas Corporation                  8

(e)Balance Sheets of Alabama Gas Corporation                        9

(f)Statements of Cash Flows of Alabama Gas Corporation             11

(g)Notes to Unaudited Financial Statements                         12

Item 2.Management's Discussion and Analysis of Financial
       Condition and Results of Operations                         15

       Selected Business Segment Data of Energen Corporation       17


                  PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-k                           18


        SIGNATURES                                                 20

            (This page intentionally left blank.)

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
Energen Corporation and Subsidiaries
(Unaudited)



Three months ended December 31,
(in thousands, except share data)                       1995      1994


Operating Revenues
Natural gas distribution                            $  73,185   $ 67,226
Oil and gas production activities                       5,796      5,931
Other                                                     536        594
Intercompany eliminations                               (694)       (944)


           Total operating revenues                    78,823     72,807


Operating Expenses
Cost of gas                                            34,084     31,050
Operations                                             23,569     21,614
Maintenance                                             2,603      2,264
Depreciation, depletion and amortization                7,810      6,962
Taxes, other than income taxes                          5,984      5,636


           Total operating expenses                    74,050     67,526


Operating Income                                        4,773      5,281


Other Income (Expense)
Interest expense                                      (3,381)     (2,749)
Other, net                                             1,543         853


           Total other income (expense)               (1,838)     (1,896)


Income Before Income Taxes                              2,935      3,385
Income taxes                                              657        649


Net Income                                            $ 2,278    $ 2,736


Earnings Per Average Common Share                   $    0.21   $   0.25


Dividends Per Common Share                          $    0.29   $   0.28


Average Common Shares Outstanding                      10,949     10,920





The accompanying Notes are an integral part of these statements. CONSOLIDATED BALANCE SHEETS
Energen Corporation and Subsidiaries
(Unaudited)



                                                   December 31,September 30,
(in thousands)                                         1995        1995


ASSETS
Property, Plant and Equipment
Utility plant                                       $ 511,113   $ 504,371
Less accumulated depreciation                         252,368     247,926


           Utility plant, net                         258,745     256,445


Oil and gas properties, successful efforts method     134,281     117,339
Less accumulated depreciation,
depletion and amortization                             52,484      51,170


           Oil and gas properties, net                 81,797      66,169


Other property, net                                     4,387       4,650


           Total property, plant and equipment, net   344,929     327,264


Current Assets
Cash and cash equivalents                               3,158      36,695
Accounts receivable, net of allowance for doubtful
         accounts of $2,208 at December 31, 1995 and
         $2,533 at September 30, 1995                  50,224      30,813
Inventories, at average cost
         Storage gas                                   17,156      20,276
         Materials and supplies                         7,485       7,711
         Liquified natural gas in storage               3,318       3,539
Regulatory asset                                        5,007       6,321
Deferred gas costs                                     14,692       1,426
Deferred income taxes                                   7,257       9,667
Prepayments and other                                   4,625       2,583


           Total current assets                       112,922     119,031


Other Assets
Notes receivable                                        2,820       3,095
Deferred charges and other                              9,351       9,694


           Total other assets                          12,171      12,789


TOTAL ASSETS                                        $ 470,022   $ 459,084




The accompanying Notes are an integral part of these statements. CONSOLIDATED BALANCE SHEETS
Energen Corporation and Subsidiaries
(Unaudited)



                                                   December 31,September 30,
(in thousands)                                         1995        1995


CAPITAL AND LIABILITIES
Capitalization
Preferred stock, cumulative $0.01 par value,
  5,000,000
         shares authorized                          $     -      $      -

Common shareholders' equity
         Common stock, $0.01 par value; 30,000,000
  shares authorized,
         10,979,966 shares outstanding at
  December 31, 1995 and
         10,910,106 shares outstanding
  at September 30, 1995                                   110         109
Premium on capital stock                               82,696      81,243
Capital surplus                                         2,802       2,802
Retained earnings                                      89,121      90,020
Treasury stock at cost,
  4,600 shares at December 31, 1995
           And 11,627 shares at September 30, 1995      (110)       (250)


Total common shareholders' equity                     174,619     173,924
Long-term debt                                        131,494     131,600


           Total capitalization                       306,113     305,524


Current Liabilities
Long-term debt due within one year                      1,775       1,775
Notes payable to banks                                 28,000      32,300
Accounts payable                                       53,560      32,242
Accrued taxes                                          10,162      11,339
Customers' deposits                                    18,354      18,218
Amounts due customers                                  10,704      16,546
Accrued wages and benefits                             11,667      10,955
Other                                                  16,000      14,923


           Total current liabilities                  150,222     138,298


Deferred Credits and Other Liabilities
Deferred income taxes                                   2,404       2,540
Accumulated deferred investment tax credits             3,982       4,103
Other                                                   7,301       8,619


 Total deferred credits and other liabilities          13,687      15,262


Commitments and Contingencies                               -           -


TOTAL CAPITAL AND LIABILITIES                       $ 470,022   $ 459,084


The accompanying Notes are an integral part of these statements. CONSOLIDATED STATEMENTS OF CASH FLOW
Energen Corporation and Subsidiaries
(Unaudited)



Three months ended December 31, (in thousands)         1995        1994


Operating Activities
Net Income                                          $   2,278   $   2,736
Adjustments to reconcile net income to net cash
provided by operating activities:
         Depreciation, depletion and amortization       7,814       6,966
         Deferred income taxes, net                     2,042       (103)
         Deferred investment tax credits, net           (121)       (121)
         Gain on sale of properties                     (581)          -
         Net change in:
           Accounts receivable                       (19,411)    (10,933)
           Inventories                                  3,567       (789)
           Deferred gas cost                         (13,266)     (7,445)
           Accounts payable   gas purchases            18,548      11,318
           Accounts payable   other trade               2,770      (3,612)
           Other current assets and liabilities       (5,891)       2,903
           Other, net                                     643       (125)


           Net cash provided by (used in)
    operating activities                              (1,608)         795


Investing Activities
Additions to property, plant and equipment           (26,664)    (12,558)
Proceeds from sale of properties                        2,123          -
Payments on notes receivable                              275         228
Other, net                                                 30           4


           Net cash used in investing activities     (24,236)    (12,326)


Financing Activities
Payment of dividends on common stock                  (3,178)     (3,058)
Issuance of common stock                                   -           61
Purchase of treasury stock                              (109)        (49)
Reduction of long-term debt                             (106)     (6,422)
Net change in short-term debt                         (4,300)     (4,000)


           Net cash used in
    financing activities                              (7,693)    (13,468)


Net change in cash and cash equivalents              (33,537)    (24,999)
Cash and cash equivalents at beginning of period       36,695      27,526


Cash and Cash Equivalents at End of Period          $   3,158   $   2,527





The accompanying Notes are an integral part of these statements. STATEMENTS OF INCOME
Alabama Gas Corporation
(Unaudited)



Three months ended December 31, (in thousands)         1995        1994


Operating Revenues                                  $  73,185   $  67,226


Operating Expenses
Cost of gas                                            34,778      31,994
Operations                                             19,943      18,357
Maintenance                                             2,574       2,228
Depreciation                                            5,108       4,737
Income taxes
         Current                                      (1,139)       1,062
         Deferred, net                                  2,194       (118)
         Deferred investment tax credits, net           (122)       (122)
Taxes, other than income taxes                          5,725       5,392


           Total operating expenses                    69,061      63,530


Operating Income                                        4,124       3,696


Other Income
Allowance for funds used during construction              341         186
Other, net                                                136         158


           Total other income                             477         344


Interest Charges
Interest on long-term debt                              2,138       1,757
Other interest expense                                    477         532


           Total interest charges                       2,615       2,289


Net Income Available for Common                     $   1,986   $   1,751














The accompanying Notes are an integral part of these statements.

BALANCE SHEETS
Alabama Gas Corporation
(Unaudited)



                                                   December 31,September 30,
(in thousands)                                         1995        1995


ASSETS
Property, Plant and Equipment
Utility plant                                       $ 511,113   $ 504,371
Less accumulated depreciation                         252,368     247,926


         Utility plant, net                           258,745     256,445


Other property, net                                       246         193


Current Assets
Cash and cash equivalents                                (48)         727
Accounts receivable
         Gas                                           39,332      22,215
         Merchandise                                    1,916       1,546
         Other                                          1,982       1,598
         Allowance for doubtful accounts              (2,200)     (2,000)
Inventories, at average cost
         Storage gas                                   17,156      20,276
         Materials and supplies                         5,920       5,860
         Liquified natural gas in storage               3,318       3,539
Deferred gas costs                                     14,692       1,426
Regulatory asset                                        5,007       6,321
Deferred income taxes                                   5,038       7,416
Prepayments and other                                   2,061       2,302


           Total current assets                        94,174      71,226


Deferred Charges and Other Assets                       7,409       7,403


TOTAL ASSETS                                        $ 360,574   $ 335,267














The accompanying Notes are an integral part of these statements. BALANCE SHEETS
Alabama Gas Corporation
(Unaudited)

                                                   December 31,September 30,
(in thousands)                                         1995        1995


CAPITAL AND LIABILITIES
Capitalization
Common shareholder's equity
         Common stock, $0.01 par value; 3,000,000 shares authorized,
           1,972,052 shares outstanding at December 31, 1995 and
           September 30, 1995                       $      20   $      20
         Premium on capital stock                      31,682      31,682
         Capital surplus                                2,802       2,802
         Retained earnings                             86,454      87,638


Total common shareholder's equity                     120,958     122,142
Cumulative preferred stock,
 $0.01 par value, 120,000 shares
         authorized, issuable in series $4.70 Series        -          -
Long-term debt                                        100,000     100,000


           Total capitalization                       220,958     222,142


Current Liabilities
Long-term debt due within one year
Notes payable to banks                                 10,000          -
Accounts payable                                       49,806      26,160
Accrued taxes                                           9,291      10,236
Customers' deposits                                    18,354      18,218
Supplier refunds due customers                          3,498       3,315
Other amounts due customers                             7,206      13,231
Accrued wages and benefits                              6,420       5,228
Other                                                   8,100       9,444


           Total current liabilities                  112,675      85,832


Deferred Credits and Other Liabilities
Deferred income taxes                                  16,391      16,343
Accumulated deferred investment tax credits             3,982       4,103
Regulatory liability                                    5,722       6,001
Customer advances for construction and other              846         846


      Total deferred credits and other liabilities     26,941      27,293


Commitments and Contingencies


TOTAL CAPITAL AND LIABILITIES                       $ 360,574   $ 335,267






The accompanying Notes are an integral part of these statements.

STATEMENTS OF CASH FLOW
Alabama Gas Corporation
(Unaudited)



Three months ended December 31, (in thousands)         1995        1994


Operating Activities
Net Income                                           $ 1,986      $ 1,751
Adjustments to reconcile net income to net cash
provided by operating activities:
         Depreciation and amortization                  5,108       4,737
         Deferred income taxes, net                     2,194       (118)
         Deferred investment tax credits                (122)       (122)
         Net change in:
           Accounts receivable                       (17,043)     (9,349)
           Inventories                                  2,653       (416)
           Deferred gas cost                         (13,266)     (7,445)
           Accounts payable   gas purchases            18,548      11,318
           Accounts payable   other trade               1,910      (1,978)
           Other current assets and liabilities       (7,883)         416
           Other, net                                   (381)       (175)


           Net cash used in
    operating activities                              (6,296)     (1,381)


Investing Activities
Additions to property, plant and equipment            (7,050)     (9,551)
Other, net                                               (82)         (57)

           Net cash used in
    investing activities                              (7,132)     (9,608)


Financing Activities
Payment of dividends on common stock                  (3,170)     (3,060)
Reduction of long-term debt                                -         (62)
Net advances from affiliates                            5,823      17,346
Net change in short-term debt                          10,000     (2,000)


           Net cash provided by
    financing activities                               12,653      12,224


Net change in cash and cash equivalents                 (775)       1,235
Cash and cash equivalents at beginning of period          727         156


Cash and Cash Equivalents at End of Period         $     (48)   $   1,391








The accompanying Notes are an integral part of these statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
Energen Corporation and Alabama Gas Corporation


1. BASIS OF PRESENTATION

All adjustments to the unaudited financial statements which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods have been recorded. Such adjustments consisted only of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended September 30, 1995, 1994, and 1993 included in the 1995 Annual Report of Energen Corporation (the Company) on Form 10-K. Certain reclassifications were made to conform prior years' financial statements to the current quarter presentation. The Company's primary business is seasonal in character and influenced by weather conditions. Results of operations for the interim periods are not necessarily indicative of the results which may be expected for the fiscal year.

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

Under RSE as extended, the APSC conducts quarterly reviews to determine, based on Alagasco's projections and fiscal year-to-date performance, whether Alagasco's return on equity for the fiscal year will be within the allowed range of 13.15 percent to 13.65 percent. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each fiscal year, effective December 1, and cannot exceed 4 percent of prior-year revenues. RSE limits the utility's equity upon which a return is permitted to 60 percent of total capitalization and provides for certain cost control measures designed to monitor the Company's operations and maintenance
(O&M) expense. If O&M expense per customer falls within 1.25 percentage points above or below the Consumer Price Index For
All Urban Customers (index range), no adjustment is required.
If, however, O&M expense per customer exceeds the index range, three-quarters of the difference will be returned to the customers. To the extent O&M expense per customer is less than the index range, the utility will benefit by one-half of the difference through future rate adjustments.
Under RSE as extended, an $8.2 million annual increase in revenue became effective December 1, 1995.

Effective December 15, 1990, the APSC approved a temperature adjustment to customers' monthly bills to remove the effect of departures from normal temperature on Alagasco's earnings. The calculation is performed monthly, and the adjustments to customers' bills are made in the same month the weather variation occurs.

The Company's rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider, established in 1993. The rider permits the pass through to customers of changes in the cost of gas supply, including Gas Supply Realignment (GSR) surcharges imposed by the Company's suppliers resulting from changes in gas supply purchases related to the implementation of FERC Order 636.

On June 12, 1995, the APSC approved Alagasco's application to issue $50 million of new debt. A portion of the proceeds was used to redeem all of Alagasco's 9 percent debentures and 11 percent First Mortgage Bonds. In connection with the early call of the redeemed debt, Alagasco paid an early call premium of approximately $1.3 million during the fourth quarter of fiscal 1995. Because the APSC Order authorized Alagasco to collect the early call premium through customer rates during the fiscal year ending September 30, 1996, Alagasco recorded a regulatory asset of $1.3 million during the quarter ended September 30, 1995, with approximately $1 million remaining at December 31, 1995.

In accordance with APSC-directed regulatory accounting procedures, Alagasco in 1989 began returning to customers excess utility deferred taxes which resulted from a reduction in the federal statutory tax rate from 46 percent to 34 percent using the average rate assumption method. This method provides for the return to ratepayers of excess deferred taxes over the lives of the related assets. In 1993 those excess taxes were reduced as a result of a federal tax rate increase from 34 percent to 35 percent. Approximately $2.9 million of the remaining excess utility deferred taxes is being returned to ratepayers over approximately 15 years.

FERC Regulation: On March 15, 1995, Southern Natural Gas Company (Southern) filed a comprehensive settlement with the FERC in the form of a Stipulation and Agreement (the Settlement) to resolve all issues in Southern's six pending rate cases, as well as to resolve all GSR and transition cost issues resulting from the implementation of FERC Order 636. The Settlement is supported by parties representing more than 90 percent of the firm transportation demand on Southern's system, including local distribution companies (including Alagasco), municipal distribution systems, major gas producers, large industrial end users, marketers, and state commissions (including the APSC).

On September 29, 1995, the FERC issued its Order Accepting
Settlement, Severing Contesting parties, and Issuing
Certificates and Approving Abandonment (Settlement Order).
The Settlement Order approves the Settlement with minor modifications. Contesting parties had 30 days from the date of the Settlement Order to file motions for rehearing and several such motions were timely filed. Until such motions are ruled on by the FERC, the Settlement Order is not considered to be final.

Specifically, the Settlement provides for the following: (1) the resolution of all cost of service and rate design issues in Southern's six pending rate cases and the establishment of reduced rates for the purpose of calculating rate case refunds; (2) the implementation of reduced settlement rates on an interim basis for supporting parties commencing March
1, 1995 (by order dated April 4, 1995, FERC approved these interim rates pending its final review of the merits of the Settlement); (3) the resolution of all GSR and other transition cost issues resulting from FERC Order 636; (4) lower GSR cost recovery through the reduction and earlier payout of GSR costs; (5) a three-year moratorium on general rate increases; and (6) the resolution and disposition of all rate case and GSR refunds for supporting parties. With respect to this last point, the Settlement provides that all rate case refunds will be used to offset a portion of Southern's remaining GSR liability. In addition, as a result of the recalculated GSR surcharges for the period January 1, 1994, to February 28, 1995, Southern will refund over-collected GSR costs. Neither the total amount of this refund nor Alagasco's share has yet been determined; therefore, no amounts have been recorded in the financial statements. In the Settlement filing with FERC, Southern has represented that the Settlement will allow Southern and the supporting parties to resolve all issues relating to GSR and other transition costs, the majority of which costs will be collected by the end of calendar 1996. Alagasco estimates that it has a remaining GSR liability of approximately $1.7 million to be paid through December 1996 and approximately $2.3 million in other transition costs to be paid through June 1998 and that it has recorded such amounts in the financial statements.
Because these costs will be recovered in full from Alagasco's customers in a timely manner through the GSA rider of Alagasco's Tariff, the Company has recorded a corresponding regulatory asset in the accompanying financial statements.







3. SUPPLEMENTAL CASH FLOW INFORMATION

Energen Corporation


Three months ended December 31, (in thousands)         1995        1994


Interest paid, net of amounts capitalized           $   4,660   $   4,736
Income taxes paid                                   $    (88)   $    (51)
Noncash investing activities (capitalized depreciation
   and allowance for funds used during construction) $   387     $   227


Alabama Gas Corporation


Three months ended December 31, (in thousands)         1995            1994


Interest paid                                       $ 4,501      $   4,414
Income taxes paid                                   $ (181)      $   1,712
Noncash investing activities (capitalized depreciation
   and allowance for funds used during construction) $  387       $     227

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Consolidated net income for the first quarter of fiscal 1996 was $2,278,000 ($0.21 per share) down from the prior year's first quarter results of $2,736,000 ($0.25 per share). While increased contribution from Alabama Gas Corporation (Alagasco) reflected the utility earning its allowed return on a higher level of investment, earnings from Taurus Exploration, Inc. (Taurus) were negatively affected by several factors including increased depreciation, depletion, and amortization (DD&A) and increased exploration expense.

Two factors created a majority of the 9 percent increase in utility natural gas revenues for the quarter. Weather colder than that of the prior year resulted in a 3.1 Bcf increase in gas sales volumes to residential customers. Alagasco's operating margins, however, are unaffected due to the APSC-approved temperature adjustment provision which allows for the adjustment of customers' bills on a
 real-time basis to reflect usage under normal temperature
conditions.   Also, revenue from commercial and
industrial customers was greater because of increased usage by existing customers and customer additions.

Revenues from oil and gas production activities did not vary significantly from those of the prior year. Production revenues were virtually unchanged as the impact of increased total production volumes was offset by decreased oil and gas prices. After giving effect to hedged volumes, the average per Mcf sales price of natural gas was $1.74 compared to $1.81 in the prior year, and the average per barrel sales price of oil was $14.40 compared to $15.84 in the prior year. Operating fees represent a percentage of net proceeds on certain coalbed methane properties, as defined by the related operating agreements, and vary with changes in natural gas prices, production volumes, and operating expenses. Revenues from operating fees remained virtually the same in the current year. While natural gas prices have increased 20 percent, the prior year quarter includes a one-time asset disposition fee offsetting the impact of increased prices.

To hedge its exposure to energy price fluctuations on oil and gas production over the remainder of this fiscal year, Taurus has entered into contracts for the sale of 5.1 Bcf of its gas production at an average contract price of $1.79 per Mcf and for the sale of 294 MBbl of its oil production at an average contract price of $17.75 per Bbl. Based on current estimates for fiscal 1996 production (excluding additional producing property acquisitions), approximately 72 percent of gas production and 52 percent of oil production are hedged. At December 31, 1995, the Company's deferred losses related to its futures contracts totalled $1.1 million. The program has been extended into fiscal 1997 for the sale of 5.6 Bcf of gas production with an average contract price of $1.91 per Mcf.

The increase in cost of gas for the quarter was due primarily to the 3.4 Bcf increase in gas sales volumes, primarily to residential customers.

Consolidated operations and maintenance expense for the quarter increased 10 percent due largely to increased labor and related expenses at Alagasco and increased exploration expense at Taurus.

A 12 percent increase in depreciation for the quarter is related primarily to an increased DD&A rate associated with prior year reserve revisions at Taurus and the effects of normal plant growth at Alagasco.

The Company's expense for taxes other than income primarily reflects various state and local business taxes paid by Alagasco as well as various payroll-related taxes. State and local business taxes are generally based on gross receipts of Alagasco and fluctuate accordingly.

Medium-term notes outstanding for the full quarter and a higher average short-term debt outstanding contributed to the increase in interest expense for the current quarter.

During the current quarter, based on a periodic review of profitability, Taurus sold proved properties which resulted in other income of approximately $580,000.


Income tax expense for the quarter did not vary significantly as the effect of lower consolidated pretax income was offset by decreased recognition of nonconventional fuel tax credits on an interim basis. The Company's effective tax rates are expected to remain lower than statutory federal rates through December 31, 2002, as tax credits generated each year are expected to be fully recognized in the financial statements.

Liquidity and Capital Resources

Several factors combined to create the $2.4 million decrease in operating cash flows. The factor having the most impact was the timing of the collection of certain gas supply adjustment costs from customers. Also influencing the change was a 2 Bcf decrease in Alagasco's storage gas inventory as weather colder than that of the prior year necessitated greater use of the inventory to meet system requirements. Fluctuations in receivables and payables have been influenced by greater throughput in the current year and are also the result of timing of payments.

The increase in cash used in investing activities is largely the result of Taurus investing $15 million for producing oil and gas properties adding approximately 3.9 Bcf of gas and 3 Mmbl of oil, and an additional $6.1 million in offshore exploration and development. Offsetting that impact was the receipt of proceeds from the sale of certain proved producing properties at Taurus. Included in Alagasco's capital expenditures for the quarter was the $1.9 million acquisition of an 1,100 customer municipal gas system.

In the first quarter of the prior year, the Company repaid
$6.3 million in notes payable leading to the majority of the decrease in cash used in financing activities for the current quarter.

Future Capital Expenditures and Liquidity

The most significant event influencing the Company's future capital expenditures and liquidity is Taurus's plan to increase its level of investment in the exploration and production business in order to generate desired earnings growth, increase shareholder return, and increase total market capitalization. Therefore, during the next five years, Taurus plans to invest $400 million for property acquisitions and related development and an additional $100 million for offshore exploration and development. To help facilitate this strategy, Taurus has entered into a three-and-one-half year agreement with Sonat Exploration Company committing to invest up to between $25 million and $50 million as its proportionate share of acquisitions in fiscal years 1996 through 1998. The Company has short-term credit facilities of $110 million that it anticipates using to initially acquire properties, but long-term debt and equity will be issued for permanent financing of these investments. The exact timing of the permanent financing is undeterminable at this time as the Company does not know the exact pace of acquisitions.

Consolidated capital and exploration expenditures could approximate $129 million in fiscal 1996, excluding municipal gas system acquisitions. Of that, Taurus may invest $85 million for property acquisitions and related development, as well as offshore exploration and development. Taurus's ability to invest in property acquisitions will be significantly influenced by industry trends as the producing property acquisition market has historically been cyclical. Alagasco expects to invest $44 million in fiscal 1996, excluding municipal gas system acquisition, and primarily represents additions for normal distribution system expansion.


Recent Pronouncements of the FASB

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is required to adopt this Statement in its 1997 fiscal year but implementation is not expected to have a material impact on the Company's financial statements.

In October 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued and also requires adoption by the Company in its fiscal year 1997. The implementation of SFAS No. 123 is not expected to have a material impact on the financial statements.

SELECTED BUSINESS SEGMENT DATA
Energen Corporation


Three months ended December 31,
(in thousands, except share data)                       1995      1994


Natural Gas Distribution
Operating revenues
         Residential                                $  47,737   $  44,350
         Commercial and industrial - small             16,870      15,545
         Commercial and industrial - large                 56          31
         Transportation                                 8,157       7,566
         Other                                            365       (266)


           Total                                    $  73,185   $  67,226


Volumes sold and transported (thousands of Mcf)
         Residential                                    7,790       5,287
         Commercial and industrial - small              3,376       2,466
         Commercial and industrial - large                  9           8
         Transportation                                16,247      14,290


           Total                                       27,422      22,051


Other data
         Depreciation and amortization              $   5,108   $   4,737
         Capital expenditures                       $   7,437   $   9,778
         Operating income                           $   5,057   $   4,518


Oil and Gas Exploration and Production
Operating revenues
         Natural gas                                $   3,418   $   3,948
         Oil                                            1,303         792
         Other                                          1,075       1,191


           Total                                    $   5,796   $   5,931


Sales volume - natural gas (thousands of Mcf)           1,965       2,181
Sales volume - oil (thousands of barrels)                  91          50
Average sales price - natural gas (per Mcf)         $    1.74   $    1.81
Average sales price - oil (per barrel)              $   14.40   $   15.84
Other data
         Depreciation, depletion and amortization   $   2,571   $   2,118
         Capital expenditures                       $  19,615   $   3,007
         Exploration expenditures                   $   1,053   $     429
         Operating income (loss)                    $   (138)   $   1,154


Other Business
         Operating revenues                         $     536   $     594
         Depreciation and amortization              $     131   $      24
         Capital expenditures                       $       -   $        -
         Operating income                           $      95   $      49


Eliminations and Corporate Expenses
Operating loss                                      $   (241)   $   (440)

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

  27.1  Financial data schedule of Energen Corporation (for SEC purposes only)

  27.2 Financial data schedule of Alabama Gas Corporation (for SEC purposes only)

b.       Reports on Form 8-K

         No reports on Form 8-K were filed for the three months ended December 31,1995.
SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ENERGEN CORPORATION
                                    ALABAMA GAS CORPORATION


     February 13, 1996              By/s/ Rex J. Lysinger
                                    Rex J. Lysinger
                                    Chairman of the Board of Directors of
                                    Energen and all subsidiaries, Chief
                                    Executive Officer of Energen



     February 13, 1996              By/s/ G. C. Ketcham
                                    G. C. Ketcham
                                    Executive Vice President, Chief
                                    Financial Officer and Treasurer



     February 13, 1996              By/s/ Paula H. Rushing
                                    Paula H. Rushing
                                    Controller of Alagasco