Form 10-Q
period 1996-03-31
ENERGEN CORP; ALABAMA GAS CORP
filed 1996-05-15
CIK 277595, 3146

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549


FORM 10-Q



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1996

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

Indicate by a check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES X NO ____


Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of May 5, 1996:



     Energen Corporation, $0.01 par value    10,995,990 shares
     Alabama Gas Corporation, $0.01 par value 1,972,052 shares




             ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
             FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996

                            TABLE OF CONTENTS

                                                                   Page

                PART I: FINANCIAL INFORMATION (Unaudited)


Item 1.              Financial Statements

(a)Consolidated Statements of Income of Energen Corporation. . . . . 4

(b)Consolidated Balance Sheets of Energen Corporation. . . . . . . . 5
(c)Consolidated Statements of Cash Flows of Energen Corporation. . . 7
(d)Statements of Income of Alabama Gas Corporation . . . . . . . . . 8
(e)Balance Sheets of Alabama Gas Corporation . . . . . . . . . . . . 9
(f)Statements of Cash Flows of Alabama Gas Corporation . . . . . . .11
(g)Notes to Unaudited Financial Statements . . . . . . . . . . . . .12

Item 2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations. . . . . . . . . . . . . . .15

              Selected Business Segment Data of Energen Corporation.18


                       PART II. OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders. .19

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . .19


SIGNATURES                                                          20

                  (This page intentionally left blank.)


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
Energen Corporation and Subsidiaries
(Unaudited)


                       Three months ended    Six months ended
                             March 31,           March 31,
 (in thousands,
 except share data)        1996      1995       1996     1995


Operating Revenues
Natural gas distribution $162,143  $134,141   $235,328  $201,367
Oil and gas production
   activities              8,979     6,311     14,775    12,242
Other                        562       583      1,098     1,177
Intercompany
  eliminations             (697)      (869)    (1,391)   (1,813)

Total operating
     revenues            170,987   140,166    249,810   212,973

Operating Expenses
Cost of gas               89,984    67,966    124,068    99,016
Operations                23,862    22,885     47,431    44,499
Maintenance                3,191     2,642      5,794     4,906
Depreciation, depletion,
    and amortization       9,169     7,188     16,979    14,150
Taxes, other than
  income taxes            11,138     9,248     17,122    14,884

   Total operating
    expenses             137,344   109,929    211,394   177,455

Operating Income          33,643    30,237     38,416    35,518

Other Income (Expense)
Interest expense,
  net of
 amounts capitalized     (3,305)    (2,639)   (6,686)    (5,388)
Other, net                  163       570       1,706     1,423
   Total other income
   (expense)             (3,142)    (2,069)    (4,980)   (3,965)


Income Before
   Income Taxes          30,501      28,168     33,436   31,553
Income taxes              7,071       6,454      7,728    7,103


Net Income             $ 23,430   $  21,714   $  25,708  $24,450


Earnings Per Average
 Common Share          $   2.13   $    1.99    $   2.34   $2.24


Dividends Per
         Common Share   $  0.29   $    0.28    $   0.58    $0.56


Average Common Shares
 Outstanding             11,005      10,908      10,977   10,914




The accompanying Notes are an integral part of these statements.
CONSOLIDATED BALANCE SHEETS
Energen Corporation and Subsidiaries
(Unaudited)



                                                      March 31,September 30,
(in thousands)                                         1996        1995


ASSETS
Property, Plant and Equipment
Utility plant                                       $ 521,499   $ 504,371
Less accumulated depreciation                         256,883     247,926


           Utility plant, net                         264,616     256,445


Oil and gas properties,
  successful efforts method                           148,598     117,339
Less accumulated depreciation
, depletion and amortization                           56,061      51,170


           Oil and gas properties, net                 92,537      66,169


Other property, net                                     4,183       4,650


           Total property, plant and equipment, net   361,336     327,264


Current Assets
Cash and cash equivalents                              14,461      36,695
Accounts receivable, net of
 allowance for doubtful
         accounts of $2,300 at March 31, 1996
 and $2,037 at September 30, 1995                      67,659      30,813
Inventories, at average cost
         Storage gas                                    9,234      20,276
         Materials and supplies                         8,009       7,711
         Liquified natural gas in storage               1,392       3,539
Deferred gas costs                                     11,015       1,426
Regulatory asset                                        3,566       6,321
Deferred income taxes                                   7,351       9,667
Prepayments and other                                   6,640       2,583


           Total current assets                       129,327     119,031


Other Assets
Notes receivable                                        2,314       3,095
Deferred charges and other                             11,723       9,694


           Total other assets                          14,037      12,789


TOTAL ASSETS                                        $ 504,700   $ 459,084




The accompanying Notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
Energen Corporation and Subsidiaries
(Unaudited)


                                                    March 31,  September 30,
(in thousands, except share data)                     1996          1995


CAPITAL AND LIABILITIES
Capitalization
Preferred stock, cumulative $0.01
par value, 5,000,000
         shares authorized                          $           $

Common shareholders' equity
         Common stock, $0.01 par value; 30,000,000
 shares authorized,
           11,033,919 shares outstanding at
    March 31, 1996 and
           10,921,733 shares outstanding
    at September 30, 1995                                 110         109
         Premium on capital stock                      83,903      81,243
         Capital surplus                                2,802       2,802
         Retained earnings                            109,353      90,020
         Treasury stock at cost,
  52,006 shares at March 31, 1996
           and 11,627 shares at September 30,1995     (1,174)       (250)


Total common shareholders' equity                     194,994     173,924
Long-term debt                                        130,652     131,600


           Total capitalization                       325,646     305,524


Current Liabilities
Long-term debt due within one year                      1,825       1,775
Notes payable to banks                                 34,000      32,300
Accounts payable                                       50,737      32,242
Accrued taxes                                          16,673      11,339
Customers' deposits                                    18,829      18,218
Amounts due customers                                  10,694      16,546
Accrued wages and benefits                             12,119      10,955
Other                                                  18,839      14,923


           Total current liabilities                  163,716     138,298


Deferred Credits and Other Liabilities
Deferred income taxes                                   2,041       2,540
Accumulated deferred investment tax credits             3,860       4,103
Other                                                   9,437       8,619


           Total deferred credits
     and other liabilities                             15,338      15,262


Commitments and Contingencies


TOTAL CAPITAL AND LIABILITIES                       $ 504,700   $ 459,084


The accompanying Notes are an integral part of these statements.
CONSOLIDATED STATEMENTS OF CASH FLOW
Energen Corporation and Subsidiaries
(Unaudited)



Six months ended March 31, (in thousands)               1996      1995


Operating Activities
Net Income                                          $  25,708   $  24,450
Adjustments to reconcile net income to net cash
provided by operating activities:
         Depreciation, depletion and amortization      16,979      14,150
         Deferred income taxes, net                     1,352      (4,770)
         Deferred investment tax credits, net           (243)        (243)
         Gain on sale of assets                         (647)          0
         Net change in:
           Accounts receivable                       (36,846)     (9,498)
           Inventories                                 12,891       9,312
           Deferred gas cost                          (9,589)     (2,502)
           Accounts payable   gas purchases            17,691         391
           Accounts payable   other trade                 804       6,996
           Other current assets and liabilities         3,802      10,114
           Other, net                                     434       (148)


           Net cash provided by
      operating activities                             32,336      48,252


Investing Activities
Additions to property, plant and equipment           (52,108)    (26,469)
Proceeds from sale of assets                            2,452          0
Payments on notes receivable                              781        420
Other, net                                                 25         131


           Net cash used in investing activities     (48,850)    (25,918)


Financing Activities
Payment of dividends on common stock                  (6,374)     (6,113)
Issuance of common stock                                1,355          90
Purchase of treasury stock                            (1,503)       (361)
Reduction of long-term debt                             (898)     (9,136)
Net change in short-term debt                           1,700     (6,000)


           Net cash used in financing activities      (5,720)    (21,520)


Net change in cash and cash equivalents              (22,234)         814
Cash and cash equivalents at beginning of period       36,695      27,526


Cash and Cash Equivalents at End of Period          $  14,461   $  28,340





The accompanying Notes are an integral part of these statements.

STATEMENTS OF INCOME
Alabama Gas Corporation
(Unaudited)


                           Three months ended   Six months ended
                                 March 31,          March 31,
 (in thousands)             1996     1995       1996        1995


Operating Revenues     $  162,143  $134,141   $ 235,328   $ 201,367


Operating Expenses
Cost of gas                90,681    68,835     125,459     100,829
Operations                 20,647    19,852      40,590      38,209
Maintenance                 3,134     2,607       5,708       4,835
Depreciation                5,143     4,784      10,251       9,521
Income taxes
 Current                    11,101   14,568       9,962      15,630
 Deferred, net              (436)    (4,657)      1,758      (4,775)
         Deferred investment
   tax credits, net         (121)      (121)       (243)       (243)
Taxes, other than
   income taxes            10,723     8,997      16,448      14,389

 Total operating
    expenses              140,872   114,865     209,933      178,395


Operating Income           21,271    19,276      25,395       22,972


Other Income
Allowance for funds used
 during construction         346        223         687         409
Other, net                  (576)        85        (440)        243


   Total other income       (230)        308        247         652


Interest Charges
Interest on long-term debt  1,734       1,680      3,872      3,437
Other interest expense        661         637      1,138      1,169


 Total interest charges     2,395       2,317      5,010      4,606


Net Income Available
 for Common              $ 18,646    $ 17,267    $ 20,632   $19,018





The accompanying Notes are an integral part of these statements.

BALANCE SHEETS
Alabama Gas Corporation
(Unaudited)



                                                    March  31, September 30,
(in thousands)                                         1996        1995


ASSETS
Property, Plant and Equipment
Utility plant                                       $ 521,499   $ 504,371
Less accumulated depreciation                         256,883     247,926


         Utility plant, net                           264,616     256,445


Other property, net                                       288         193

Current Assets
Cash and cash equivalents                               1,119         727
Accounts receivable
         Gas                                           50,311      22,215
         Merchandise                                    1,251       1,546
         Other                                          6,498       1,598
         Allowance for doubtful accounts              (2,289)     (2,000)
Inventories, at average cost
         Storage gas                                    9,234      20,276
         Materials and supplies                         6,291       5,860
Liquified natural gas
    in storage                                          1,392       3,539
Deferred gas costs                                     11,015       1,426
Regulatory asset                                        3,566       6,321
Deferred income taxes                                   5,183       7,416
Prepayments and other                                   2,135       2,302

           Total current assets                        95,706      71,226

Deferred Charges and Other Assets                       7,419       7,403

TOTAL ASSETS                                        $ 368,029   $ 335,267


The accompanying Notes are an integral part of these statements.
BALANCE SHEETS
Alabama Gas Corporation
(Unaudited)


                                                    March 31,  September 30,
(in thousands, except share data)                     1996        1995


CAPITAL AND LIABILITIES
Capitalization
Common shareholder's equity
         Common stock, $0.01 par value; 3,000,000
         shares authorized, 1,972,052 shares
         outstanding at March 31, 1996 and
          September 30, 1995                       $      20   $      20
         Premium on capital stock                      31,682      31,682
         Capital surplus                                2,802       2,802
         Retained earnings                            101,910      87,638


Total common shareholder's equity                     136,414     122,142
Cumulative preferred stock,
 $0.01 par value, 120,000 shares
 authorized, issuable in series $4.70 Series
Long-term debt                                        100,000     100,000

         Total capitalization                         236,414     222,142

Current Liabilities
Long-term debt due within one year
Notes payable to banks
Accounts payable                                       40,938      26,160
Accrued taxes                                          17,499      10,236
Customers' deposits                                    18,829      18,218
Supplier refunds due customers                         14,364       3,315
Other amounts due customers                           (3,670)      13,231
Accrued wages and benefits                              6,659       5,228
Other                                                  10,569       9,444

           Total current liabilities                  105,188      85,832

Deferred Credits and Other Liabilities
Deferred income taxes                                  16,333      16,343
Accumulated deferred investment tax credits             3,860       4,103
Regulatory liability                                    5,442       6,001
Customer advances for construction and other              792         846

           Total deferred credits
     and other liabilities                             26,427      27,293

Commitments and Contingencies


TOTAL CAPITAL AND LIABILITIES                       $ 368,029   $ 335,267



The accompanying Notes are an integral part of these statements.
STATEMENTS OF CASH FLOW
Alabama Gas Corporation
(Unaudited)



Six months ended March 31, (in thousands)               1996      1995

Operating Activities
Net Income                                           $ 20,632     $19,018
Adjustments to reconcile net income to net cash
provided by operating activities:
         Depreciation and amortization                 10,251       9,521
         Deferred income taxes, net                     1,758     (4,775)
         Deferred investment tax credits                (243)       (243)
         Net change in:
           Accounts receivable                       (32,411)    (12,054)
           Inventories                                12,757       9,880
           Deferred gas costs                         (9,589)     (2,502)
           Accounts payable   gas purchases            17,691         391
           Accounts payable   other trade             (2,913)       9,520
           Other current assets and liabilities         4,533       9,299
           Other, net                                   (815)       (345)

           Net cash provided by
     operating activities                              21,651      37,710

Investing Activities
Additions to property, plant and equipment           (17,774)    (16,729)
Other, net                                               (92)       (138)

           Net cash used in investing activities     (17,866)    (16,867)


Financing Activities
Payment of dividends on common stock                  (6,360)     (6,115)
Reduction of long-term debt                                0      (1,610)
Net advances from affiliates                            2,967       4,512
Net change in short-term debt                               0     (4,000)


           Net cash used in financing activities      (3,393)     (7,213)

Net change in cash and cash equivalents                   392      13,630
Cash and cash equivalents at beginning of period          727         156


Cash and Cash Equivalents at End of Period         $    1,119   $  13,786


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






On June 12, 1995, the APSC approved Alagasco's application to issue $50 million of new debt. A portion of the proceeds was used to redeem all of Alagasco's 9 percent debentures and 11 percent First Mortgage Bonds. In connection with the early call of the redeemed debt, Alagasco paid an early call premium of approximately $1.3 million during the fourth quarter of fiscal 1995. Because the APSC Order authorized Alagasco to collect the early call premium through customer rates during the fiscal year ending September 30, 1996, Alagasco recorded a regulatory asset of $1.3 million during the quarter ended September 30, 1995, with approximately $.5 million remaining at March 31, 1996.

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

On April 11, 1996, the FERC issued its Order on Rehearing approving the Settlement with minor modifications.
Specifically, the Settlement provides for the following: (1) the resolution of all cost of service and rate design issues in Southern's six pending rate cases and the establishment of reduced rates for the purpose of calculating rate case refunds; (2) the implementation of reduced settlement rates on an interim basis for supporting parties commencing March 1, 1995 (by order dated April 4, 1995, FERC approved these interim rates pending its final review of the merits of the Settlement); (3) the resolution of all GSR and other transition cost issues resulting from FERC Order 636; (4) lower GSR cost recovery through the reduction and earlier payout of GSR costs; (5) a three-year moratorium on general rate increases; and (6) the resolution and disposition of all rate case and GSR refunds for supporting parties. With respect to this last point, the Settlement provides that all rate case refunds will be used to offset a portion of Southern's remaining GSR liability. In addition, as a result of the recalculated GSR surcharges for the period January 1, 1994, to February 28, 1995, subsequent to quarter end, Southern refunded over-collected GSR costs, Alagasco's share of which has been determined to be $4.5 million. This amount has been recorded in the accompanying financial statements as a receivable with a corresponding refund due customers. The Settlement will allow Southern and the supporting parties to resolve all issues relating to GSR and other transition costs, the majority of which costs will be collected by the end of calendar 1996. Alagasco estimates that it has a remaining GSR liability of approximately $1.1 million to be paid through March 1997 and approximately $2.0 million in other transition costs to be paid through June 1998. Such amounts have been recorded in the financial statements. Because these costs will be recovered in full from Alagasco's customers in a timely manner through the GSA rider of Alagasco's Tariff, the Company has recorded a corresponding regulatory asset in the accompanying financial statements.










3.   SUPPLEMENTAL CASH FLOW INFORMATION

Energen Corporation


Six months ended March 31,
 (in thousands)                     1996      1995


Interest paid,
 net of amounts capitalized       $ 6,646    $ 6,675
Income taxes paid                 $ 1,089    $ 2,615
Noncash investing activities
 (capitalized depreciation
 and allowance for funds
  used during construction)       $   773    $   487


Alabama Gas Corporation


Six months ended March 31,
(in thousands)                      1996       1995


Interest paid                      $ 5,025    $ 5,531
Income taxes paid                  $ 2,258    $ 6,647
Noncash investing activities
(capitalized depreciation
 and allowance for funds
 used during construction)         $   773     $   487

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated net income for the second quarter of fiscal 1996 of $23,430,000 ($2.13 per share) exceeded the prior year's results of $21,714,000 ($1.99 per share). The contribution to consolidated earnings from Energen's natural gas distribution company, Alagasco, was $1.4 million greater this quarter due largely to the utility earning its allowed return on a higher level of investment required to support the needs of its service territory.
Taurus Exploration Inc., Energen's oil and gas exploration and production subsidiary, also improved its quarterly earnings contribution primarily due to increased conventional oil and gas production and higher gas prices partially offset by increased depreciation, depletion, and amortization (DD&A) and interest expense. In addition, Taurus's prior-period earnings included a $.5 million gain from the buy out of a gas sales contract.

For the 1996 fiscal year-to-date, Energen's net income totaled $25,708,000 ($2.34 per share) compared with $24,450,000 ($2.24 per share) for the first six months of fiscal 1995. Alagasco increased its contribution to consolidated net income by $1.6 million primarily by earning its allowed return on a higher level of investment. Excluding the prior-period gain from the sales contract buy out, Taurus's year-to-date earnings remained virtually unchanged, with increased in production and gas prices being largely offset by increased DD&A, exploration and interest expenses.

Weather colder than that of the prior year had the most significant impact on natural gas revenues in the current year evidenced by a 3 Bcf and 5.4 Bcf increase in residential sales volumes for the quarter and year-to-date, respectively, as well as a significant increase in natural gas pricing. Alagasco's residential operating margins, however are unaffected due to the APSC-approved temperature adjustment provision which allows for the adjustment of customer's bills on a real-time basis to reflect usage under normal temperature conditions.

Revenues from oil and gas production activities were significantly higher in the second quarter this year. Production volumes from both natural gas and oil were up by .5 Bcf each, largely associated with current year acquisitions. The impact of higher production was magnified by an increased average sales price for both gas and oil. After giving effect to hedged volumes, the average per Mcf sales price of natural gas was $2.15 compared to $1.76 in the prior year, and the average per barrel sales price of oil was $16.04 compared to $15.31 in the prior year. These factors similarly influenced the six month comparison. Natural gas and oil production increased .3 Bcf and .8 Bcf, respectively; while after giving effect to hedged volumes, the average per Mcf sales price of natural gas was $1.97 compared to $1.78 in the prior year, and the average per barrel sales price of oil was $15.42 compared to $15.55 in the prior year. Operating and consulting fees did not vary significantly for the quarter or year-to-date.

To hedge its exposure to energy price fluctuations on oil and gas production over the remainder of this fiscal year, Taurus has entered into contracts for the sale of 4.2 Bcf of its gas production at an average contract price of $1.84 per Mcf and for the sale of 210 MBbl of its oil production at an average contract price of $17.49 per Bbl. Based on current estimates for fiscal 1996 production (excluding additional producing property acquisitions), approximately 67 percent of estimated firm gas production and 100 percent of estimated firm oil production are hedged. At March 30, 1996, the Company's deferred losses related to its futures contracts totaled $1.7 million. The program has been extended into fiscal 1997 for the sale of 7.6 Bcf of gas production with an average contract price of $1.97 per Mcf.

Increased volumes, primarily associated with colder weather, and increased commodity cost of natural gas resulted in an increase in cost of gas for both periods.

For the quarter, consolidated operations and maintenance expense (O&M) increased 6 percent due primarily to increased activities associated with colder weather, and increased marketing expenses at Alagasco.
For the year-to-date higher lease operating and exploration expenses at Taurus combined with the above to create an 8 percent increase in O&M.

The 12 percent increase in depreciation expense for the quarter and six months is related primarily to an increased DD&A rate (associated with prior year reserve revisions) and increased production volumes at Taurus, and the effects of normal plant growth at Alagasco.


The Company's expense for taxes other than income primarily reflects the various state and local income business taxes paid by Alagasco as well as various payroll-related taxes. State and local business taxes are generally based on gross receipts of Alagasco and fluctuate accordingly.

Higher average short-term debt outstanding related to the initial financing of Taurus's multi-year acquisition and development strategy was primarily responsible for the increase in interest expense for the quarter and year-to-date.

The reduction in other income for the quarter was primarily due to the amortization of the call premium associated with Alagasco's early redemption of long-term debt. For the year-to-date, the impact of this amortization was offset by income recorded in the first quarter at Taurus related to a sale of proved properties.

The variance in income tax expense for the quarter and year-to-date was due largely to the effect of higher consolidated pretax income offset somewhat by increased recognition of nonconventional fuel tax credits on an interim basis. The Company's effective tax rates are expected to remain lower than statutory federal rates through December 31, 2002, as tax credits generated each year are expected to be fully recognized.

Liquidity and Capital Resources

Weather colder than that of the prior year had the most significant impact on the $16 million decrease in cash provided by operations due to its effect on the timing of collection of certain gas supply costs from customers. Also influencing the change was a decrease in Alagasco's storage gas inventory as the colder weather necessitated greater use of the inventory to meet system requirements. Fluctuations in receivables and payables have been influenced by greater throughput in the current year and are also the result of timing of payments.

The increase in cash used in investing activities is largely the result of Taurus's initial acquisition investment of $26.4 million for producing oil and gas properties adding approximately 18.6 Bcf of gas and 3.8 Mmbl of oil, and an additional $8.5 million in offshore exploration and development.
Offsetting that impact was the receipt of proceeds from the sale of certain proved producing properties at Taurus. Included in Alagasco's capital expenditures for the six months was the $2.5 million acquisition of an 1,100 customer municipal gas system.

During the six months ended March 31, 1995, the Company redeemed certain of its notes payable. Additionally, the Company has utilized its short-term credit facilities more extensively in the current year to initially finance its multi-year acquisition strategy. Accordingly, cash provided by financing activities has increased $15.8 million.


Future Capital Expenditures and Liquidity

The most significant event influencing the Company's future capital expenditures and liquidity is Taurus's plan to increase its level of investment in the exploration and production business in order to generate desired earnings growth, increase shareholder return, and increase total market capitalization. Therefore, during the next five years, Taurus plans to invest $400 million for property acquisitions and related development and an additional $100 million for offshore exploration and development. To help facilitate this strategy, Taurus has entered into a three-and-one-half year agreement with Sonat Exploration Company committing to invest annually up to between $25 million and $50 million as its proportionate share of acquisitions in fiscal years 1996 through 1998. The Company has short-term credit facilities of $116 million that it anticipates using to initially acquire properties, but long-term debt and equity will be issued for permanent financing of these investments. The exact timing of the permanent financing is undeterminable at this time as the Company does not know the exact pace of acquisitions.

Consolidated capital and exploration expenditures could approximate $150 million in fiscal 1996, excluding additional municipal gas system acquisitions. Of that, Taurus may invest $100 million or more for property acquisitions and related development, as well as offshore exploration and development. Taurus's ability to invest in property acquisitions will be significantly influenced by industry trends as the producing property acquisition market has historically been cyclical. Alagasco expects to invest $48 million in fiscal 1996, excluding additional municipal gas system acquisition, and primarily represents additions for normal distribution system expansion.


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

In October 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued and also requires adoption by the Company in its fiscal year 1997. The implementation of SFAS No. 123 is not expected to have a material impact on the financial statements.
SELECTED BUSINESS SEGMENT DATA
Energen Corporation

                              Three months ended   Six months ended
                                   March 31,          March 31,
 (in thousands,
   except share data)        1996       1995          1996     1995

Natural Gas Distribution
Operating revenues
 Residential           $  112,329    $  92,102   $ 160,065   $ 136,452
 Commercial and
  industrial - small       40,560       31,887      57,429      47,432
 Commercial and industrial
  - large                     675          219         731         250
 Transportation             8,788        9,267      16,945      16,833
 Other                       (209)         666         158         400


   Total               $  162,143     $ 134,141  $ 235,328   $ 201,367

Volumes sold and
  transported
 Residential               18,187       15,219      25,977         20,506
 Commercial and industrial
   - small                  7,003        5,871      10,382          8,338
 Commercial and industrial
   - large                      9            8          18             16
 Transportation            14,927       15,796      31,174         30,086


   Total                   40,126       36,894      67,551         58,946


Other data
 Depreciation and
   amortization        $    5,143       $ 4,784   $  10,251       $ 9,521
 Capital expenditures  $   11,110       $ 7,438   $  18,547       $17,216
 Operating income      $   31,815       $29,066   $  36,872       $33,584


Oil and Gas Exploration and Production
Operating revenues
 Natural gas           $    5,428        $3,564   $   8,846       $ 7,512
 Oil                        2,404           903       3,707         1,695
 Other                      1,147         1,844       2,222         3,035


   Total               $    8,979       $6,311     $ 14,775       $12,242


Sales volume - natural gas  2,519        2,028        4,484         4,209
Sales volume - oil            150           59          240           109
Average sales price
  - natural gas (per Mcf) $  2.15       $ 1.76       $ 1.97        $ 1.78
Average sales price
  - oil (per barrel)      $ 16.04       $15.31     $  15.42        $15.55
Other data
 Depreciation, depletion
   and amortization    $    3,895       $2,304     $      6,466   $      4,422
 Capital expenditures  $   14,685       $6,730     $     34,300   $      9,735
 Exploration expenditures    $175       $  187     $      1,228   $        616
 Operating income      $    2,255       $1,465     $      2,117   $      2,619

Other Business
 Operating revenues      $    562       $  583     $      1,098   $      1,177
 Depreciation and
   amortization          $    131       $  100     $        262   $        207
 Capital expenditures    $     34       $    5     $         34   $          5
 Operating income        $     51       $  (22)    $        146   $         27

Eliminations and Corporate Expenses
Operating loss         $     (478)       $(272)     $      (719)   $      (712)



PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. At the annual meeting of shareholders held on January 24, 1996, the Energen Shareholders elected the following
      Directors to serve for three year terms:

                      Director       Votes cast for        Votes withheld
                   J. Mason Davis, Jr. 8,629,177        121,209
                   James S.M. French   8,641,771        108,615
                   Wallace L. Luthy    8,633,353        117,033

b. The shareholders also approved a proposal to amend the 1992 Directors Stock Plan of the Company to increase the size of The annual grant from 200 shares to 300 shares for Each non-employee Director beginning in fiscal year 1996.
         The vote was: 7,866,727 for, 690,762 against, and 193,097 abstain.








ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   27.1  Financial data schedule of Energen Corporation (for SEC purposes only)

   27.2  Financial data schedule of Alabama Gas Corporation
         (for SEC purposes only)

b. Reports on Form 8-K

   No reports on Form 8-K were filed for the three months ended March 31, 1996.

                               SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ENERGEN CORPORATION
                                                 ALABAMA GAS CORPORATION


     May 15, 1996                                By/s/ Rex J. Lysinger


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




     May 15, 1996                                By/s/ G. C. Ketcham

                                                 G. C. Ketcham
                                                 Executive Vice President,
                                                 Chief
                                                 Financial Officer and Treasurer





     May 15, 1996                                By/s/ Paula H. Rushing


                                                 Paula H. Rushing
                                                 Controller of Alagasco