Form 10-Q
period 1996-06-30
ENERGEN CORP; ALABAMA GAS CORP
filed 1996-08-14
CIK 277595, 3146

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549


FORM 10-Q



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1996

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

Indicate by a check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES X NO ____


Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of August 8, 1996:



     Energen Corporation, $0.01 par value    11,113,090 shares
     Alabama Gas Corporation, $0.01 par value 1,972,052 shares




             ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
             FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

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

Item 2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations. . . . . . . . . . . . . . .15

              Selected Business Segment Data of Energen Corporation.19


                       PART II. OTHER INFORMATION

Item 1.      Legal Proceedings                                     .20

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . .21


SIGNATURES                                                          21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
Energen Corporation and Subsidiaries
(Unaudited)

                           Three months ended   Nine months ended
                                 June 30,            June 30,
(in thousands,
except share data)              1996     1995         1996       1995


Operating Revenues
Natural gas distribution      $ 77,225 $ 55,865   $ 312,553  $ 257,232
Oil and gas production
             activities          9,903    5,317      24,678     17,559
Other                              579      580       1,677      1,757
Intercompany eliminations         (577)    (808)     (1,968)    (2,621)


      Total operating revenues   87,130   60,954     336,940   273,927


Operating Expenses
Cost of gas                      37,577   19,653     161,645   118,669
Operations                       25,329   23,633      72,760    68,132
Maintenance                       2,657    2,462       8,451     7,368
Depreciation, depletion,
        and amortization         10,588    7,017      27,567    21,167
Taxes, other than income taxes    6,968    4,951      24,090    19,835


      Total operating expenses   83,119   57,716     294,513   235,171


Operating Income                  4,011    3,238      42,427    38,756


Other Income (Expense)
Interest expense, net of
     amounts capitalized        (3,240)   (2,703)     (9,926)   (8,091)
Other, net                         260       966       1,966     2,389


Total other income (expense)   (2,980)   (1,737)   (7,960)     (5,702)

Income Before Income Taxes      1,031     1,501     34,467     33,054
Income taxes                      (40)      372      7,688      7,475


Net Income                     $ 1,071  $ 1,129   $  26,779   $ 25,579


Earnings Per Average
              Common Share    $   0.10  $  0.10   $  2.44    $    2.34


Dividends Per Common Share    $   0.29   $ 0.28    $ 0.87   $    0.84


Average Common Shares
Outstanding                     11,020   10,897     10,991      10,908





The accompanying Notes are an integral part of these statements.
CONSOLIDATED BALANCE SHEETS
Energen Corporation and Subsidiaries
(Unaudited)
                                                    June 30,   September 30,
(in thousands)                                         1996         1995

ASSETS
Property, Plant and Equipment
Utility plant                                       $ 531,419  $ 504,371
Less accumulated depreciation                         261,232    247,926


           Utility plant, net                         270,187    256,445


Oil and gas properties, successful
                                efforts method        154,406    117,339
Less accumulated depreciation,
             depletion and amortization                60,795    51,170


           Oil and gas properties, net                 93,611    66,169


Other property, net                                     4,060     4,650


           Total property, plant and
                               equipment, net         367,858    327,264


Current Assets
Cash and cash equivalents                              12,051     36,695
Accounts receivable, net of
                    allowance for doubtful
         accounts of $2,312 at June 30, 1996
       and $2,533 at September 30, 1995                44,865     30,813
Inventories, at average cost
         Storage gas                                   17,754     20,276
         Materials and supplies                         7,941      7,711
         Liquefied natural gas in storage               1,741      3,539
Deferred gas costs                                      2,182      1,426
Regulatory asset                                        2,856      6,321
Deferred income taxes                                   6,843      9,667
Prepayments and other                                   9,542      2,583

           Total current assets                       105,775    119,031


Other Assets
Deferred income taxes                                     240          0
Deferred charges and other                             13,716     12,789


          Total other assets                          13,956      12,789


TOTAL ASSETS                                        $ 487,589  $ 459,084





The accompanying Notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
Energen Corporation and Subsidiaries
(Unaudited)



                                                  June 30, September 30,
(in thousands, except share data)                       1996     1995


CAPITAL AND LIABILITIES
Capitalization
Preferred stock, cumulative $0.01 par value,
      5,000,000 shares authorized                    $           $


Common shareholders' equity
         Common stock, $0.01 par value; 30,000,000
    shares authorized, 11,059,576 shares outstanding
    at June 30, 1996 and  10,921,733 shares
    outstanding at September 30, 1995                     111     109
         Premium on capital stock                      84,512  81,243
         Capital surplus                                2,802   2,802
         Retained earnings                            107,232  90,020
         Treasury stock at cost, 11,627 shares at
  September 30, 1995                                        0    (250)


Total common shareholders' equity                     194,657    173,924
Long-term debt                                        130,652    131,600


           Total capitalization                       325,309    305,524


Current Liabilities
Long-term debt due within one year                      1,825     1,775
Notes payable to banks                                 19,000    32,300
Accounts payable                                       42,548    32,242
Accrued taxes                                          21,808    11,339
Customers' deposits                                    17,929    18,218
Amounts due customers                                    (209)   13,231
Supplier refunds                                       16,860     3,315
Accrued wages and benefits                             12,850    10,955
Other                                                  16,679    14,923


           Total current liabilities                  149,290    138,298


Deferred Credits and Other Liabilities
Deferred income taxes                                       0      2,540
Accumulated deferred investment tax credits             3,738      4,103
Other                                                   9,252      8,619


        Total deferred credits and other liabilities   12,990     15,262

Commitments and Contingencies                                0         0



TOTAL CAPITAL AND LIABILITIES                        $487,589    $459,084


The accompanying Notes are an integral part of these statements.
CONSOLIDATED STATEMENTS OF CASH FLOW
Energen Corporation and Subsidiaries
(Unaudited)



Nine months ended June 30, (in thousands)               1996    1995


Operating Activities
Net Income                                          $  26,779   $ 25,579
Adjustments to reconcile net income to
  net cash provided by operating activities:
         Depreciation, depletion and

   amortization                                        27,567    21,182
         Deferred income taxes, net                      (572)   (4,593)
         Deferred investment tax credits, net            (365)     (365)
         Gain on sale of assets                          (670)        0
 Net change in:
           Accounts receivable                        (14,052)     1,777
           Inventories                                  4,090      7,754
           Deferred gas cost                             (756)     (101)
           Accounts payable   gas purchases              6,696     7,391
           Accounts payable   other trade                3,610    (3,845)
           Other current assets and liabilities         10,373    11,494
           Other, net                                    1,240     (201)

           Net cash provided by operating activities    63,940    66,072


Investing Activities
Additions to property, plant and equipment            (68,941)   (40,465)
Proceeds from sale of assets                            2,478          0
Payments on notes receivable                            1,179        632
Other, net                                                (84)       101


           Net cash used in investing activities     (65,368)   (39,732)


Financing Activities
Payment of dividends on common stock                   (9,567)   (9,170)
Issuance of common stock                                2,527       116
Purchase of treasury stock                            (1,978)      (740)
Reduction of long-term debt and
                    preferred stock of subsidiary       (898)    (9,422)
Proceeds from issuance of medium-term notes                0     33,768
Net change in short-term debt                        (13,300)    (6,000)


           Net cash provided by (used in)
              financing activities                   (23,216)     8,552


Net change in cash and cash equivalents               (24,644)   34,892
Cash and cash equivalents at beginning of period       36,695    27,526


Cash and Cash Equivalents at End of Period          $  12,051   $ 62,418



The accompanying Notes are an integral part of these statements.
STATEMENTS OF INCOME
Alabama Gas Corporation
(Unaudited)


                            Three months ended    Nine months ended
                                   June 30,           June 30,
 (in thousands)                  1996     1995      1996         1995

Operating Revenues            $ 77,225 $  55,865   $ 312,553 $  257,232


Operating Expenses
Cost of gas                      38,154   20,461      163,613   121,290
Operations                       20,333   19,380       60,923    57,589
Maintenance                       2,624    2,442        8,332     7,277
Depreciation                      5,410    4,870       15,661    14,391
Income taxes
         Current                  1,760     (291)      11,722     15,339
         Deferred, net             (938)   1,033          820     (3,742)
         Deferred investment tax
                   credits, net    (122)    (122)        (365)     (365)
Taxes, other than income taxes     6,366   4,709       22,814     19,098


          Total operating
                      expenses    73,587   52,482     283,520   230,877


Operating Income                   3,638    3,383      29,033    26,355


Other Income
Allowance for funds used
           during construction       131      282        818        691
Other, net                           (88)     166       (528)       409


          Total other income          43      448         290     1,100


Interest Charges
Interest on long-term debt          1,733    1,713       5,605    5,150
Other interest expense                568      346       1,706    1,515


       Total interest charges       2,301    2,059       7,311    6,665


Net Income Available for Common  $ 1,380   $ 1,772    $ 22,012  $ 20,790














The accompanying Notes are an integral part of these statements.

BALANCE SHEETS
Alabama Gas Corporation
(Unaudited)



                                                      June 30,    September 30,
(in thousands)                                         1996           1995


ASSETS
Property, Plant and Equipment
Utility plant                                       $ 531,419   $    504,371
Less accumulated depreciation                         261,232        247,926


         Utility plant, net                           270,187        256,445


Other property, net                                       398            193


Current Assets
Cash and cash equivalents                               3,114            727
Accounts receivable
         Gas                                           33,843         22,215
         Merchandise                                    2,494          1,546
         Other                                          1,047          1,399
         Associated Companies                           8,066            199
         Allowance for doubtful accounts               (2,298)        (2,000)
Inventories, at average cost
         Storage gas                                   17,754         20,276
         Materials and supplies                         6,089          5,860
         Liquefied natural gas in storage               1,741          3,539
Deferred gas costs                                      2,182          1,426
Regulatory asset                                        2,856          6,321
Deferred income taxes                                   4,742          7,416
Prepayments and other                                   1,583          2,302


           Total current assets                        83,213         71,226


Deferred Charges and Other Assets                       7,652          7,403


TOTAL ASSETS                                        $ 361,450   $    335,267














The accompanying Notes are an integral part of these statements.
BALANCE SHEETS
Alabama Gas Corporation
(Unaudited)


                                                     June 30,     September 30,
(in thousands, except share data)                       1996          1995


CAPITAL AND LIABILITIES
Capitalization
Common shareholder's equity
         Common stock, $0.01 par value; 3,000,000
              shares authorized,  1,972,052 shares
                    outstanding at June 30, 1996 and
           September 30, 1995                       $      20   $     20
         Premium on capital stock                      31,682     31,682
         Capital surplus                                2,802      2,802
         Retained earnings                            100,095     87,638


Total common shareholder's equity                     134,599    122,142
Cumulative preferred stock,
  $0.01 par value, 120,000 shares authorized,
              issuable in series $4.70 Series               0          0

Long-term debt                                        100,000    100,000


         Total capitalization                         234,599    222,142


Current Liabilities
Long-term debt due within one year                          0          0
Notes payable to banks                                      0          0
Accounts payable                                       28,919     26,160
Accrued taxes                                          21,844     10,236
Customers' deposits                                    17,929     18,218
Supplier refunds due customers                         16,860      3,315
Other amounts due customers                              (209)    13,231
Accrued wages and benefits                              6,976      5,228
Other                                                   9,653      9,444


           Total current liabilities                  101,972     85,832


Deferred Credits and Other Liabilities
Deferred income taxes                                  15,105     16,343
Accumulated deferred investment
                    tax credits                         3,738      4,103
Regulatory liability                                    5,244      6,001
Customer advances for construction  and other             792        846


           Total deferred credits and other
                                         liabilities    24,879    27,293


Commitments and Contingencies                                0         0



TOTAL CAPITAL AND LIABILITIES                        $ 361,450  $ 335,267





The accompanying Notes are an integral part of these statements.
STATEMENTS OF CASH FLOW
Alabama Gas Corporation
(Unaudited)



Nine months ended June 30, (in thousands)               1996     1995


Operating Activities
Net Income                                          $ 22,012     $20,790
Adjustments to reconcile net income to
   net cash provided by operating activities:
         Depreciation and amortization                 15,661     14,391
         Deferred income taxes, net                       820     (3,742)
         Deferred investment tax credits                 (365)      (365)
         Net change in:
           Accounts receivable                        (11,826)       (14)
           Inventories                                  4,091       8,024
           Deferred gas costs                            (756)       (101)
           Accounts payable   gas purchases             6,696       7,391
           Accounts payable   other trade             (3,937)      (2,705)
           Other current assets and liabilities        19,603      8,838
           Other, net                                  (3,245)      (519)


           Net cash provided by operating
                                     activities        48,754     51,988


Investing Activities
Additions to property, plant and equipment           (28,580)    (27,992)
Net advances to affiliates                            (7,967)          0
Other, net                                              (265)       (275)


           Net cash used in investing activities     (36,812)    (28,267)


Financing Activities
Payment of dividends on common stock                  (9,555)    (9,170)
Reduction of long-term debt                                0     (1,636)
Proceeds from issuance of medium-term notes                0      33,768
Net advances from affiliates                               0         544
Net change in short-term debt                              0     (4,000)

           Net cash provided by (used in)
                  financing activities                (9,555)    19,506


Net change in cash and cash equivalents                 2,387    43,227
Cash and cash equivalents at beginning of period          727       156


Cash and Cash Equivalents at End of Period         $    3,114   $ 43,383




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

2.   REGULATORY

As an Alabama utility, Alagasco is subject to regulation by the APSC which, in 1983, established the Rate Stabilization and Equalization (RSE) rate-setting process. RSE was extended for the third time on December 3, 1990, for a three-year period. Under the terms of that extension, RSE shall continue after November 30, 1993, unless, after notice to the Company, the Commission votes to either modify or discontinue its operation. On October 4, 1993, the Commission unanimously voted to extend RSE until such time as certain hearings mandated by the Energy Policy Act of 1992 (Energy Act) in connection with integrated resource planning and demand side management programs are completed. The Energy Act proceedings are expected to conclude during fiscal 1996 or early 1997 at which time it is expected that the Commission will begin reviewing Alagasco's RSE. While no time table for review has yet been established, on August 8, 1996, Alagasco filed with the APSC an application to, among other things, extend RSE and conclude the Energy Act review.

Under RSE as extended, the APSC conducts quarterly reviews to determine, based on Alagasco's projections and fiscal year-to-date performance, whether Alagasco's return on equity for the fiscal year will be within the allowed range of 13.15 percent to 13.65 percent. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each fiscal year, effective December 1, and cannot exceed 4 percent of prior-year revenues. RSE limits the utility's equity upon which a return is permitted to 60 percent of total capitalization and provides for certain cost control measures designed to monitor the Company's operations and maintenance (O&M) expense. If the change in O&M expense per customer falls within 1.25 percentage points above or below the Consumer Price Index For All Urban Customers
(index range), no adjustment is required. If, however, the change in O&M expense per customer exceeds the index range, three-quarters of the difference will be returned to the customers. To the extent the change in O&M expense per customer is less than the index range, the utility will benefit by one-half of the difference through future rate adjustments. Under RSE as extended, an $8.2 million annual increase in revenue became effective December 1, 1995.

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






On June 12, 1995, the APSC approved Alagasco's application to issue $50 million of new debt. A portion of the proceeds was used to redeem all of Alagasco's 9 percent debentures and 11 percent First Mortgage Bonds. In connection with the early call of the redeemed debt, Alagasco paid an early call premium of approximately $1.3 million during the fourth quarter of fiscal 1995. Because the APSC Order authorized Alagasco to collect the early call premium through customer rates during the fiscal year ending September 30, 1996, Alagasco recorded a regulatory asset of $1.3 million during the quarter ended September 30, 1995, with approximately $.2 million remaining at June 30, 1996.

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

On April 11, 1996, the FERC issued its Order on Rehearing approving the Settlement with minor modifications. Specifically, the Settlement provides for the following: (1) the resolution of all cost of service and rate design issues in Southern's six pending rate cases and the establishment of reduced rates for the purpose of calculating rate case refunds; (2) the implementation of reduced settlement rates on an interim basis for supporting parties commencing March 1, 1995 (by order dated April 4, 1995, FERC approved these interim rates pending its final review of the merits of the Settlement); (3) the resolution of all GSR and other transition cost issues resulting from FERC Order 636; (4) lower GSR cost recovery through the reduction and earlier payout of GSR costs; (5) a three-year moratorium on general rate increases; and (6) the resolution and disposition of all rate case and GSR refunds for supporting parties. With respect to this last point, the Settlement provides that all rate case refunds will be used to offset a portion of Southern's remaining GSR liability. In addition, as a result of the recalculated GSR surcharges for the period January 1, 1994, to February 28, 1995,
Southern refunded over-collected GSR costs, Alagasco's share of which has been determined to be $16.9 million. This amount is recorded in the accompanying financial statements as supplier refunds due customers. The Settlement will allow Southern and the supporting parties to resolve all issues relating to GSR and other transition costs, the majority of which costs will be collected from customers by the end of calendar 1996. Alagasco estimates that it has a remaining
GSR liability of approximately $1.0 million to be paid through March 1997 and approximately $1.7 million in other transition costs to be paid through June 1998. Such amounts have been recorded as a liability in the financial statements.
Because these costs will be recovered in full from Alagasco's customers in a timely manner through the GSA rider of Alagasco's Tariff, the Company has recorded a corresponding regulatory asset in the accompanying financial statements.

3. SUPPLEMENTAL CASH FLOW INFORMATION

Energen Corporation

Nine months ended June 30, (in thousands)               1996      1995


Interest paid, net of amounts capitalized           $  10,846   $  10,101
Income taxes paid                                   $   1,745   $   3,642
Noncash investing activities
    (capitalized depreciation and
    allowance for funds used during
    construction)                                   $   944     $   815



Alabama Gas Corporation

Nine months ended June 30, (in thousands)              1996            1995


Interest paid                                      $  8,866       $   8,816
Income taxes paid                                  $  3,535       $   8,154
Noncash investing activities
       (capitalized depreciation
        and allowance for funds used
        during construction)                     $      944       $    815



4.       CONTINGENCIES

Energen, Alagasco, and their affiliates are, from time to time, parties to various pending or threatened legal proceedings. Certain of these lawsuits include claims for punitive damages in addition to other specified relief.
Based
upon information presently available, and in light of available legal and other defenses, contingent liabilities arising from threatened and pending litigation are not considered material in relation to the respective financial positions of Energen and Alagasco. It should be noted, however, that Energen, Alagasco and their affiliates do business in Alabama and other jurisdictions in which the magnitude and frequency of punitive damage awards bearing little or no relation to culpability or actual damages continue to rise making it increasingly difficult to predict litigation results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


For the third quarter of fiscal 1996, Energen's net income totaled $1,071,000 (10 cents per share) which approximates the level earned in the prior year's third quarter of $1,129,000 (10 cents per share). Taurus Exploration, Energen's oil and gas exploration and production subsidiary, reported modest gains in the third quarter largely due to increased production-related income and decreased administrative expense. Partially offsetting these gains were increased depreciation, depletion and amortization (DD&A) rates and higher exploration and interest expenses. Energen's natural gas distribution company, Alabama Gas Corporation (Alagasco), continued to earn its allowed return on a higher level of utility investment but contributed slightly less to consolidated earnings for the three months ended June 30 due to the timing of operation and maintenance expenses.

For the 1996 fiscal year-to-date, Energen's net income totaled $26,779,000 ($2.44 per share). This compares with income of $25,579,000 ($2.34 per share), for the
first nine months of the prior fiscal year. Alagasco's increased contribution to consolidated earnings primarily was due to the gas distribution company earning its allowed return on a higher level of utility investment. Excluding a $0.5 million gain from a contract buy out in the prior period, Taurus's year-to-date earnings rose modestly. Increases in production-related income and gas prices and decreased administrative expenses were partially offset by increased DD&A rates and higher exploration and interest expenses.

Natural gas revenues increased significantly in the current quarter and year-to-date primarily because of colder weather which resulted in residential sales volumes rising 41 percent and 22 percent, respectively, and in higher natural gas prices. Neither temperature variances nor gas price fluctuations affect Alagasco's residential operating margins; the APSC-approved temperature adjustment provision allows customer bills to be adjusted on a real-time basis to reflect usage under normal temperature conditions, and gas costs are passed through to the customer through the company's gas supply adjustment rider.

In the third quarter, revenues from oil and gas production activities rose significantly. Oil volumes more than tripled and natural gas volumes increased more than 70 percent, the result of current-year acquisitions and prior-year discoveries coming on line. The impact of higher production was magnified by increased average sales prices for both gas and oil. In the third quarter, after giving effect to hedged volumes, the average sales price per Mcf of natural gas was $1.81 compared to $1.79 in the prior year, and the average sales price per barrel of oil was $16.92 compared to $14.37 in the prior year. Increased production volumes and prices similarly influenced nine month results. Natural gas and oil production increased 1.6 Bcf equivalent each and, after giving effect to hedged volumes, the average sales price per Mcf of natural gas was $1.90 compared to $1.79 in the prior year, and the average sales price per barrel of oil was $16.09 compared to $15.13 in the prior year. Slightly offsetting the impact of current year production and pricing increases was the inclusion in the prior year of revenues associated with the buyout of a long-term sales contract
($0.8 million).   Operating and consulting fees did not vary significantly for the quarter or year-to-date.

To hedge its exposure to energy price fluctuations on oil and gas production over the remainder of this fiscal year, Taurus has entered into contracts for the sale of 3.1 Bcf of its gas production at an average contract price of $2.19 per Mcf and for the sale of 139 MBbl of its oil production at an average contract price of $18.15 per Bbl. At June 30, 1996, the Company's deferred losses related to its futures contracts totaled $1.6 million. The program has been extended into fiscal 1997. Hedges and contracts are in place for the sale of 15.3 Bcf of gas production with an average contract price of $2.15 per Mcf and for the sale of 88 MBbl of oil at an average contract price of $18.76 per Bbl.

Increased utility volumes, primarily associated with colder weather, and increased commodity cost of natural gas resulted in an increase in cost of gas for both periods.
For the quarter, consolidated operations and maintenance expense (O&M) increased
7.2 percent due primarily to increased marketing expenses at Alagasco and higher lease operating and exploration expenses at Taurus. For the year-to-date, increased distribution activities associated with colder weather at Alagasco combined with the above to create a 7.6 percent increase in O&M.

The significant increase in depreciation expense for the quarter and nine months is related primarily to increased production volumes, an increased DD&A rate associated with prior year reserve revisions and the addition of production from new wells with a higher average DD&A rate at Taurus, plus the effects of normal plant growth at Alagasco.

The Company's expense for taxes other than income primarily reflects the various state and local income and business taxes paid by Alagasco as well as various payroll-related taxes. State and local business taxes are generally based on gross receipts of Alagasco and fluctuate accordingly.

Higher average short-term debt outstanding related to the initial financing of Taurus's multi-year acquisition and development strategy was primarily responsible for the increase in interest expense for the quarter and year-to-date.

The reduction in other income for the quarter was primarily due to the amortization of the call premium associated with Alagasco's early redemption of long-term debt during the fourth quarter of fiscal 1995. For the year-to-date, the impact of this amortization was offset by income from the sale of Taurus properties during the first quarter.

The variance in income tax expense for the quarter was due largely to the effect of lower consolidated pretax income coupled with increased recognition of nonconventional fuel tax credits on an interim basis. For the year-to-date, higher consolidated pretax income was largely offset by increased recognition of nonconventional fuel tax credits on an interim basis resulting in relatively
stable tax expense between years.   The Company's effective tax rates are
expected to remain lower than statutory federal rates through December 31, 2002, as tax credits generated each year are expected to be fully recognized.

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


Liquidity and Capital Resources

Weather colder than that of the prior year has continued to impact cash provided by operations due to its effect on the timing of payment and collection of certain gas supply costs and its effect on Alagasco's need to utilize and replenish its storage gas inventory. The impact of these items largely offset each other for the nine months. Fluctuations in receivables and payables have been influenced by greater throughput in the current year and are also the result of timing of payments.

The $25.6 million increase in cash used in investing activities is largely the result of Taurus's initial acquisition investment of $26.4 million for producing oil and gas properties adding approximately 18.6 Bcf of gas and 3.8 Mmbl of oil, and an additional $13.2 million in offshore exploration and development. Offsetting that impact was the receipt of proceeds from the sale of certain proved producing properties at Taurus. Included in Alagasco's capital expenditures for the nine months was $3.1 million for the acquisition of two municipal gas systems adding 1,600 additional customers.

The $31.8 million increase in cash used in financing activities is largely the result of activities in the prior year. During the nine months ended June 30, 1995, Alagasco issued $33.8 million in medium-term notes the proceeds of which were used to redeem its 9 percent debentures and its 11 percent first mortgage bonds.


Future Capital Expenditures and Liquidity

The most significant event influencing the Company's future capital expenditures and liquidity is Taurus's plan to increase its level of investment in the exploration and production business in order to generate desired earnings growth, increase shareholder return, and increase total market capitalization. In the five year period beginning with the current fiscal year, Taurus plans to invest in excess of $400 million for property acquisitions and related development and an additional $100 million for offshore exploration and development. To this end, in mid-1995, Taurus entered into a three-and-one-half year agreement with Sonat Exploration Company committing to invest annually up to between
 $25 million
and $50 million as its proportionate share of acquisitions in fiscal years through 1998. Thus far this year, Taurus has invested $26 million for conventional oil and gas reserves, including $21 million under terms of the Sonat agreement.

On July 31, with an effective date of July 1, Taurus acquired 100 percent working interest in the Black Warrior Basin coalbed methane properties of Houston-based Burlington Resources Inc. for $61 million. The properties are part of Burlington
Resources' recently announced accelerated divestiture program. In addition to ownership, Taurus will operate the properties. Current production is located on more than 19,000 gross acres adjacent to existing Taurus coalbed methane interests in west central Alabama. The properties include more than 100 economic wells and estimated net proved reserves of 100 billion cubic feet (Bcf). Substantially all of the reserves are classified as proved producing, with net annual production currently exceeding 4.5 Bcf. Through the year 2002, production from 43 of the wells qualifies for the Nonconventional Fuels Tax Credit, which presently is valued at approximately $1 per thousand cubic feet of production and increases annually with inflation. Under its existing area of mutual interest agreements (AMI), Taurus has offered proportionate participation in certain portions of the acquired properties to two of its coalbed methane partners. Participation was not exercised in the primary AMI; partners in the second AMI have until August 20 to exercise their participation rights. If participation were exercised, the partners' interest would represent less than 20 percent of the total. Any exercising partner would incur significant operating and administrative fees payable to Taurus.

The Company has short-term credit facilities of $116 million that it has used and will use to initially acquire properties, but long-term debt and equity will be issued for permanent financing of these investments. The Company expects to refinance a portion of its current year acquisitions through the issuance of long-term debt during the fourth quarter of this fiscal year. The exact timing of the permanent financing for future acquisitions is undeterminable at this time
as the Company does not know the exact pace of acquisitions.

Consolidated capital and exploration expenditures could approximate $150 million in fiscal 1996, excluding additional municipal gas system acquisitions. Of that,
Taurus may invest in excess of $100 million for property acquisitions and related development, as well as offshore exploration and development. Taurus's ability to invest in property acquisitions will be significantly influenced by industry trends as the producing property acquisition market has historically been cyclical. Alagasco expects to invest $48 million in fiscal 1996, excluding additional municipal gas system acquisition, and primarily represents additions for normal distribution system expansion.

Recent Pronouncements of the FASB

In June 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is required to adopt this Statement in its 1997 fiscal year but, based on known facts and circumstances, implementation is not expected to have a material impact on the Company's financial statements.

In October 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued and also requires adoption by the Company in its fiscal year 1997. The implementation of SFAS No. 123 is not expected to have a material impact on the Company's financial statements.

In June 1996, SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued and requires adoption by the Company in its fiscal year 1998. The implementation of SFAS No. 125 is not expected to have a material impact on the Company's financial statements.

SELECTED BUSINESS SEGMENT DATA
Energen Corporation

                                    Three months ended    Nine months ended
                                         June 30,             June 30,
 (in thousands, except share data)     1996      1995      1996     1995

Natural Gas Distribution
Operating revenues
 Residential                        $ 51,250 $  36,311 $ 211,315  $  172,763
 Commercial and industrial - small    19,091    12,790    76,520      60,222
 Commercial and industrial - large        27        23       758         271
 Transportation                        6,706     6,981    23,652      23,814
 Other                                   151      (240)      308         162


           Total                     $ 77,225 $  55,865 $ 312,553 $  257,232


Volumes sold and transported (Mcf)
  Residential                           6,695     4,626    32,672     25,132
  Commercial and industrial - small     3,028     2,341    13,410     10,679
  Commercial and industrial - large         5         7        24         23
  Transportation                       14,758    14,930    45,932     45,016


           Total                       24,486    21,904    92,038     80,850


Other data
  Depreciation and amortization    $  5,410    $  4,870  $ 15,661   $ 14,391
  Capital expenditures             $ 10,977    $ 11,591  $ 29,524   $ 28,807
  Operating income                 $  4,338    $  4,003  $ 41,210   $ 37,587


Oil and Gas Exploration and Production
Operating revenues
         Natural gas               $  5,774     $ 3,347  $ 14,620   $ 10,859
         Oil                          3,266         862     6,973      2,557
         Other                          863       1,108     3,085      4,143


           Total                   $  9,903 $     5,317 $  24,678   $ 17,559


Sales volume - natural gas (Mcf)      3,192       1,866     7,676      6,075
Sales (barrels)                         193          60       433        169
Average sales price
   - natural gas (per Mcf)         $   1.81      $  1.79   $  1.90   $  1.79
Average sales price
  - oil (per barrel)                $ 16.92      $ 14.37   $ 16.09   $ 15.13
Other data
  Depreciation, depletion
    and amortization                $ 5,050      $ 2,048   $ 11,516  $  6,470
  Capital expenditures             $  6,016      $ 2,713   $ 40,316  $ 12,450
  Exploration expenditures         $  1,771      $ 1,251   $  2,999  $  1,867
  Operating income                 $   (197)     $  (637)  $  1,920  $  1,982


Other Businesses
 Operating revenues                $    579       $  580    $ 1,677  $  1,757
 Depreciation and amortization     $    128       $   99    $   390  $    306
 Capital expenditures              $     27       $    5    $    45  $     23
         Operating income          $     99       $  108    $   245  $    135

Eliminations and Corporate Expenses
Operating loss                     $   (229)      $ (236)    $ (948)  $  (948)


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Energen, Alagasco, and their affiliates are, from time to time, parties to various pending or threatened legal proceedings. Certain of these lawsuits include claims for punitive damages in addition to other specified relief.
Based
upon information presently available, and in light of available legal and other defenses, contingent liabilities arising from threatened and pending litigation are not considered material in relation to the respective financial positions of Energen and Alagasco. It should be noted, however, that Energen, Alagasco and their affiliates do business in Alabama and other jurisdictions in which the magnitude and frequency of punitive damage awards bearing little or no relation to culpability or actual damages continue to rise making it increasingly difficult to predict litigation results.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

           10 (a) Form of Restated Executive Retirement Supplement Agreement between Energen Corporation and Certain Executive Officers

           10 (b) Form of Severance Compensation Agreement between Energen Corporation and Certain Executive Officers

           27.1 Financial data schedule of Energen Corporation (for SEC purposes only)

           27.2 Financial data schedule of Alabama Gas Corporation (for SEC purposes only)

b.       Reports on Form 8-K

           No reports on Form 8-K were filed for the three months ended June 30, 1996.

                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ENERGEN CORPORATION
                                                 ALABAMA GAS CORPORATION


    August 14, 1996                              By/s/ Rex J. Lysinger
                                                 Rex J. Lysinger
                                                 Chairman of the Board of
                                                 Directors of
                                                 Energen and all
                                                 subsidiaries, Chief
                                                 Executive Officer of Energen




    August 14, 1996                              By/s/ G. C. Ketcham
                                                 G. C. Ketcham
                                                 Executive Vice President, Chief
                                                 Financial Officer and
                                                 Treasurer



     August 14, 1996                             By/s/ Paula H. Rushing
                                                 Paula H. Rushing
                                                 Controller of Alagasco