Form 10-K405
period 1996-09-30
ENERGEN CORP; ALABAMA GAS CORP
filed 1996-12-23
CIK 277595, 3146

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1996

COMMISSION                                                                                    IRS EMPLOYER
    FILE                                                        STATE OF                     IDENTIFICATION
   NUMBER                        REGISTRANT                  INCORPORATION                       NUMBER
-----------------------------------------------------------------------------------------------------------
1-7810                    Energen Corporation                   Alabama                        63-0757759
2-38960                   Alabama Gas Corporation               Alabama                        63-0022000

                            2101 Sixth Avenue North
                           Birmingham, Alabama 35203
                                 (205) 326-2700

          Securities Registered Pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                                                     EXCHANGE ON WHICH REGISTERED
-------------------                                                     ----------------------------
Energen Corporation Common Stock, $0.01 par value                       New York Stock Exchange
Energen Corporation Preferred Stock Purchase Rights                     New York Stock Exchange

        Securities Registered Pursuant to Section 12(g) of the Act: NONE

Indicate by a check mark whether registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. YES X NO
                                                   ---  ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Aggregate market value of the voting stock held by non-affiliates of the registrants as of November 13, 1996:

              Energen Corporation                           $295,327,463

Indicate number of shares outstanding of each of the registrant's classes of common stock as of November 13, 1996:

              Energen Corporation                           11,250,570 shares
              Alabama Gas Corporation                        1,972,052 shares

Alabama Gas Corporation meets the conditions set forth in General Instruction J(1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format pursuant to General Instruction J(2).

                      DOCUMENTS INCORPORATED BY REFERENCE
- Energen Corporation Proxy Statement to be filed on or about December 21, 1996 (Part III, Item 10-13)

- Portions of Energen Corporation 1996 Annual Report to Stockholders are incorporated by reference into Part II, Items 5, 6, 7, and 8 of this report

                              ENERGEN CORPORATION
                          1996 FORM 10-K ANNUAL REPORT


                               TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
                                                          PART I

Item 1.          Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Item 2.          Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

Item 3.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

Item 4.          Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . 9


                                                         PART II

Item 5.          Market for Registrant's Common Stock and Related Stockholder Matters . . . . . . . . . .  12

Item 6.          Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

Item 8.          Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . .  12

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12


                                                         PART III

Item 10.         Directors and Executive Officers of the Registrants  . . . . . . . . . . . . . . . . . .  13

Item 11.         Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 12.         Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . .  13

Item 13.         Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . .  13


                                                         PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . .  14

   This Form 10-K is filed on behalf of Energen Corporation (Energen or the
               Company) and Alabama Gas Corporation (Alagasco).

PART I

ITEM 1.     BUSINESS

GENERAL

Energen is a diversified energy holding company engaged primarily in natural gas distribution and the exploration and production of natural gas and oil.

Energen was incorporated in Alabama in 1978 in connection with the reorganization of its largest subsidiary, Alagasco. Alagasco was formed in 1948 by the merger of Alabama Gas Company into Birmingham Gas Company, the predecessors of which had been in existence since the late 1800's. Alagasco became a public company in 1953.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The information required by this item is incorporated by reference from Note 12 Industry Segment Information to the Consolidated Financial Statements of the 1996 Annual Report to Stockholders, and is attached herein as Part IV, Item 14,
Exhibit 13.

NARRATIVE DESCRIPTION OF BUSINESS

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

   The aggregate population of the counties served by Alagasco is estimated to be 2.4 million. During 1996 Alagasco served an average of 418,486 residential customers, 34,028 small commercial and industrial customers, and 54 large commercial and industrial customers. The Alagasco distribution system includes approximately 8,800 miles of main, more than 9,600 miles of service lines, odorization and regulation facilities, and customer meters. Alagasco also operates two liquefied natural gas facilities which it uses to meet peak demands.

   APSC REGULATION: As an Alabama utility, Alagasco is subject to regulation by the Alabama Public Service Commission (APSC) which, in 1983, established the Rate Stabilization and Equalization (RSE) rate-setting process. RSE was extended for the fourth time on October 7, 1996, for a five-year period through January 1, 2002. Under the terms of that extension, RSE will continue after January 1, 2002, unless, after notice to the Company and a hearing, the Commission votes to either modify or discontinue its operation.

   Under RSE, the APSC conducts quarterly reviews to determine, based on Alagasco's projections and fiscal year-to-date performance, whether Alagasco's return on equity for the fiscal year will be within the allowed range of 13.15 percent to 13.65 percent. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each fiscal year, effective December 1, and cannot exceed 4 percent of prior-year revenues. RSE limits the utility's equity upon which a return is permitted to 60 percent of total capitalization and provides for certain cost control measures designed to monitor Alagasco's operations and maintenance (O&M) expense. If the change in O&M expense per customer falls within 1.25 percentage points above or below the Consumer Price Index For All Urban Customers (index range), no adjustment is required. If, however, the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. Under RSE as extended, an $8.2 million annual increase in revenue became effective December 1, 1995, and a $1.3 million decrease in revenue became effective October 1, 1996.

   Alagasco calculates a temperature adjustment to customers' monthly bills to remove the effect of departures from normal temperature on Alagasco's earnings. The calculation is performed monthly, and the adjustments to customers' bills are made in the same billing cycle the weather variation occurs.

   Alagasco's rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider, which permits the pass-through to customers of changes in the cost of gas supply, including Gas Supply Realignment (GSR) surcharges imposed by Alagasco's suppliers resulting from changes in gas supply purchases related to the implementation of Federal Energy Regulatory Commission (FERC) Order 636. On October 7, 1996, the APSC issued an order providing for the refund to customers of approximately $17.1 million, including interest, of supplier refunds. The Order provides that refunds shall be returned to customers prior to January 31, 1997. These refunds were collected from a variety of sources and most relate to the settlement of rate case and FERC Order 636 proceedings of Southern Natural Gas Company (Southern) as described herein.

   On September 9, 1996, the APSC approved Alagasco's application to issue $25 million of debt, a portion of which will be used to fund the supplier refunds discussed above. On June 12, 1995, Alagasco received approval from the APSC to issue $50 million of debt, a portion of which was used to redeem all of Alagasco's 9 percent debentures and 11 percent First Mortgage Bonds. In connection with the early call of the redeemed debt, Alagasco paid an early call premium of approximately $1.3 million. Because the APSC authorized Alagasco to collect the early call premium through customer rates, a regulatory asset of $1.3 million was recorded at September 30, 1995, and the amounts were collected during fiscal 1996.

   In accordance with APSC-directed regulatory accounting procedures, Alagasco in 1989 began returning to customers excess utility deferred taxes which resulted from a reduction in the federal statutory tax rate from 46 percent to 34 percent using the average rate assumption method. This method provides for the return to ratepayers of excess deferred taxes over the lives of the related assets. In 1993 those excess taxes were reduced as a result of a federal tax rate increase from 34 percent to 35 percent. Remaining excess utility deferred taxes of $2.7 million are being returned to ratepayers over approximately 14 years. At September 30, 1996 and 1995, regulatory liabilities of $5 million and $6 million, respectively, were included in the financial statements related to income taxes.

   FERC REGULATION: On March 15, 1995, Southern filed a comprehensive settlement with the FERC in the form of a Stipulation and Agreement (the Settlement) to resolve all issues in Southern's six pending rate cases, as well as to resolve all GSR and transition cost issues resulting from the implementation of FERC Order 636. Alagasco was a supporting party to the Settlement. On April 11, 1996, the FERC issued its Order on Rehearing approving the Settlement with minor modifications. The Settlement, as approved by FERC, provides for the following: (1) the resolution of all cost of service and rate design issues in Southern's six pending rate cases and the establishment of reduced rates for the purpose of calculating rate case refunds; (2) the implementation of reduced settlement rates for supporting parties commencing March 1, 1995; (3) the resolution of all GSR and other transition cost issues resulting from FERC Order 636; (4) lower GSR cost recovery through the reduction and earlier payout of GSR costs; (5) a three-year moratorium on general rate increases; and (6) the resolution and disposition of all rate case and GSR refunds for supporting parties. With respect to this last point, the Settlement provides that all rate case refunds will be used to offset a portion of Southern's remaining GSR liability. In addition, as a result of the recalculated GSR surcharges for the period January 1, 1994, to February 28, 1995, Southern refunded over-collected GSR costs. As a result of this FERC order, Alagasco received other refunds based on contracts with other suppliers whose prices were tied to Southern's rates. In total, $17.1 million will be refunded to customers prior to January 31, 1997, and includes amounts received from Southern, other suppliers and accrued interest.

   The Settlement, as approved by FERC, resolves all issues relating to GSR and other transition costs with respect to supporting parties. Alagasco estimates that it has a remaining GSR liability of approximately $0.8 million to be paid through December 1997 and approximately $1.4 million in other transition costs to be paid through June 1998. Because these costs will be recovered in full from its customers, Alagasco recorded regulatory assets of $2.2 million and $5 million at September 30, 1996 and 1995, respectively.

   GAS SUPPLY: The Alagasco distribution system is connected to and has firm transportation contracts with two major interstate pipeline systems--Southern and Transcontinental Gas Pipe Line Corporation. Effective November 1, 1993, Alagasco's pre-Order 636 contract demand and firm transportation with Southern converted to 250,924 Mcf (thousand cubic feet) per day of No-Notice Firm Transportation service for a period of 15 years, 91,946 Mcf per day of Firm Transportation service for 15 years, and 50,000 Mcf per day of Firm Transportation for five years. Southern also unbundled its existing storage capacity. Alagasco's pro rata share of this storage is 12,426,687 Mcf. Alagasco has a maximum withdrawal rate from storage of 250,924 Mcf per day and a maximum injection rate into storage of 95,590 Mcf per day. The Transco firm transportation contract, which expires in 2001, provides for maximum daily firm transportation of up to 100,000 Mcf. Thus the Company has a peak day firm interstate pipeline transportation capacity of 492,870 Mcf per day.

   Alagasco has replaced the sales service formerly provided by Southern with purchases from various gas producers and marketers including affiliates of Southern and Transco and from certain intrastate producers including Basin Pipeline Corp., an Energen subsidiary. Alagasco has contracts in place to purchase up to a total of 286,776 Mcf per day of firm supply, of which 241,946 is supported by firm transportation on the Transco and Southern systems, 14,830 Mcf provides excess supply on the Southern system, and 30,000 Mcf is purchased at the city gate from intrastate suppliers. This volume, along with Alagasco's maximum withdrawal from storage of 250,924 Mcf per day and 200,000 Mcf per day of liquefied natural gas peak shaving capacity, gives Alagasco a peak day firm supply of 722,870 Mcf per day. Alagasco also utilizes the Southern and Transco pipeline systems to access spot market gas in order to supplement its firm system supply and serve its industrial transportation customers.

   COMPETITION AND PRICING: The price of natural gas is a significant marketing factor in the territory served by Alagasco; propane, coal and fuel oil are readily available, and many major industrial customers have the capability to switch to alternate fuels. In the residential and small industrial and commercial markets, electricity is the principal competitor.

   Natural gas service available to Alagasco customers generally falls into two categories -- interruptible and firm. Interruptible service is contractually subject to interruption by Alagasco for various reasons, the most common of which is curtailment of industrial customers during periods of peak residential heating demand on the Alagasco system. Firm service is generally not subject to interruption and, therefore, is more expensive than interruptible service. Firm service is generally provided to residential and small commercial and industrial customers. Interruptible service is generally provided to large commercial and industrial customers which typically have the capacity to reduce consumption by adjusting their production schedules or by switching to alternate fuels during periods of interruption. Deliveries of sales and transportation gas totaled 111,422 MMcf (million cubic feet) in 1996.

   In 1994, capitalizing on federally mandated changes in the natural gas industry, Alagasco implemented the "P" Rate. This tariff allows the utility to, in effect, release available pipeline capacity thereby reducing pipeline transportation costs for its 275 transportation customers. The lower costs help prevent bypass. Also, because revenue received from capacity release reduces core market gas costs, Alagasco's competitive position in the residential and small commercial markets is enhanced as well.

   Alagasco has a Competitive Fuel Clause (CFC) as part of its rate tariff which allows Alagasco to adjust large commercial and industrial prices on a case-by-case basis to compete with either alternate fuels or alternate sources of gas. The GSA rider to Alagasco's tariff increases the rates paid by other customers to recover the reduction in rates allowed under the CFC because the retention of any customer, particularly large commercial and industrial, benefits all customers by recovering a portion of the system's fixed cost.

   Alagasco also has a Transportation Tariff (the Tariff) which allows the Company to transport gas for customers rather than buying and reselling gas to them. The Tariff is based on Alagasco's gas sales profit margin so that Alagasco's net income is not affected whether it transports or sells gas. The Tariff also may be adjusted under the CFC. Of Alagasco's total large commercial and industrial customer deliveries during 1996, 99.95 percent (46,207 MMcf) was from transportation of customer-owned gas.

   GROWTH: Alagasco has supplemented traditional service area growth with acquisitions of municipally-owned gas distribution systems. Since 1985 Alagasco has acquired 22 such systems, three of which were acquired in fiscal 1996 initially adding over 1,800 customers. More than 43,000 customers have been added through initial system purchases and subsequent customer additions, as Alagasco has increased the relatively low saturation rates in the acquired areas through a variety of marketing efforts including offering natural gas service to propane customers already situated on the municipal system lines, extending the acquired municipal system into nearby neighborhoods that desire natural gas service, and marketing natural gas appliances to existing and new customers. Approximately 80 municipal systems, representing about 250,000 customers remain in Alabama, and many are located in or near Alagasco's existing service territory. The Company is optimistic that additional acquisition opportunities will arise in the future.

   WEATHER: Alagasco's gas distribution business is highly seasonal since a material portion of Alagasco's total sales and delivery volumes is to customers whose use varies depending upon temperature, principally residential, small commercial and small industrial customers. Alagasco's rate tariff includes a temperature adjustment rider which is designed to mitigate the effect of departures from normal temperature on Alagasco's earnings. The calculation is performed monthly and adjustments are made to customers' bills in the actual month the weather variation occurs.

   ENVIRONMENTAL MATTERS: Alagasco is in the chain of title of eight former manufactured gas plant sites, of which it still owns four, and five manufactured gas distribution sites, of which it still owns one. A preliminary investigation of the sites does not indicate the present need for remediation activities. Management expects that should remediation of any such sites be required in the future, Alagasco's share, if any, of such costs will not materially affect the results of operations or financial condition of Alagasco.

   OTHER: For a discussion of risks inherent in the Company's businesses see Management's Discussion and Analysis in the 1996 Annual Report to Shareholders, page 30, which is attached herein as Part IV, Item 14, exhibit 13.

-  OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES

   Energen's oil and gas exploration and production activities are conducted by its subsidiary, Taurus Exploration, Inc. (Taurus) and involve the acquisition, development, exploration and production of natural gas and oil from conventional and nonconventional reservoirs in the continental United States. Taurus's remaining recoverable reserves at the end of fiscal 1996 totaled 250,867 million cubic feet equivalents (MMcfe) and are located primarily in Alabama, Louisiana, Texas and the Gulf of Mexico.

   As Energen's dominant growth vehicle, Taurus is continuing its strategic focus on acquiring conventional oil and gas producing properties with development potential and supplementing returns with relatively low-risk Gulf of Mexico exploration and related development. Beginning with the 1996 fiscal year, Energen embarked on an aggressive, five- year diversified growth strategy which calls for the Company to invest through Taurus $400 million in producing property acquisitions and related development and $100 million in exploration and related development.

   In implementing Energen's growth strategy, Taurus works with a variety of experienced industry partners in its acquisition and exploration activities. Taurus also is working to increase its internal generation of acquisition opportunities. To help minimize risk, Taurus takes small working interest positions in numerous exploratory prospects rather than a large position in a few. Taurus also utilizes the natural gas and oil futures markets as well as fixed-price contracts as defensive mechanisms to mitigate the impact of commodity price volatility on targeted returns of reserve acquisitions and to manage overall price volatility on other production.

   The first year of implementation of Energen's diversified growth strategy resulted in Taurus investing $108 million for the acquisition of eight producing properties with development potential and participating in 12 successful exploratory and development wells in the Gulf of Mexico. Net reserve additions totaled 171,801 MMcfe, production increased 60 percent to 16,118 MMcfe, and the average sales price per MMcfe was $1.97.

   Taurus also serves as the operator of extensive Black Warrior Basin coalbed methane properties for its own interests and those of its partners, and also provides third-party operations. Since making the transition away from the development of new coalbed methane projects in the early 1990s, Taurus has continued to operate coalbed methane wells as a profitable business activity but looks to the acquisition, exploration and development of oil and gas reserves for long-term growth.

   PROPERTY ACQUISITIONS AND DEVELOPMENT: Taurus's largest property acquisition in fiscal 1996 was the $61 million purchase of 105 Bcf of coalbed methane reserves in Alabama from Burlington Resources Inc. Part of Burlington's accelerated divesture program, these Black Warrior Basin wells cover 19,000 gross acres adjacent to existing coalbed methane interests of Taurus's in west central Alabama. Substantially all of these long-lived coalbed methane reserves are proved producing and complemented well Taurus's other reserve acquisitions which featured a greater amount of behind-pipe and proved undeveloped reserves. Production from 43 of the more than 100 wells qualifies for the nonconventional fuels tax credit, which presently is valued at $1 per Mcf of production and increases annually with inflation.

   Through its partnership with Sonat Exploration Company, a subsidiary of Birmingham-based Sonat Inc., Taurus invested $28 million in four conventional property acquisitions during fiscal 1996. Three of the properties are located in Louisiana and the other is located in the Gulf of Mexico, offshore Louisiana and Texas. Taurus's working interest in these projects ranges from one-third to 40 percent. Taurus estimates its development costs related to these acquisitions will total approximately $20 million over the next three to four years. Taurus joined Sonat Exploration's ongoing reserve acquisition efforts in the summer of 1995 through a three-and-a-half year agreement and plans to invest $25 million to $50 million annually with Sonat in calendar years 1996, 1997 and 1998. Related development drilling may require additional investment on the part of Taurus over the ensuing five years of approximately 50 cents for each acquisition dollar.

   In September 1996, Taurus purchased a 75 percent working interest in the Odem Field in south Texas from Bargo Energy Company and Moran Resources Company and acquired estimated proved reserves of 21 Bcfe for $15 million. Taurus's share of future development costs could approximate $4 million.

   Early in fiscal 1996, Taurus made a small acquisition through its joint venture with PMC Reserve Acquisition Company and subsequently purchased the interest of another participant in PMC's acquisition program. In September 1996, PMC sold its oil and gas properties; Taurus elected to sell its related interests of 11 Bcfe and realized a $3.2 million gain on its investment. As part of our ongoing business activities, Taurus may be involved, from time to time, in the sale of developed and undeveloped properties as a source of revenue as a result of, but not limited to, disposing of marginal assets and accepting offers where the buyer gives greater value to a property than Taurus's technical staff.

   EXPLORATION AND DEVELOPMENT: Taurus invested $18 million in offshore exploration and related development during 1996. Through existing partnership arrangements with United Meridian Corporation (UMC) and King Ranch Oil & Gas, Taurus participated in 12 successful exploratory and development wells, adding 5 Bcf of natural gas to its proved reserves.

   Taurus utilizes several avenues to ensure a continuing flow of high quality exploratory prospects, including its participation in UMC's offshore exploratory program, a multi-year 3-D seismic joint venture with King Ranch and Holley Petroleum, Inc., covering 200 offshore Texas blocks, and other offshore lease sales with various industry partners.

   While primarily focusing on Gulf of Mexico exploration, Taurus did acquire in fiscal 1996 a 25 percent working interest in Sonat Exploration's exploratory efforts in the North Crowley field in Louisiana. This field also contains producing properties and was one of the four acquisitions made through Taurus's joint agreement with Sonat Exploration. The field contains 8,000 gross undeveloped acres.

   COALBED METHANE OPERATIONS: Taurus's nonconventional gas strategy is to focus on operating the large projects in which it has a working interest and operating for others. Taurus is the operator of approximately 1,140 coalbed methane wells, including wells in a project owned by TECO Coalbed Methane, Inc., one of Taurus's joint venture partners in other coalbed methane projects. Under the terms of the TECO agreement, Taurus provides technical, administrative and operating services for a fee and receives additional compensation based on the project's profitability.

   Most of the gas produced from the coalbed methane wells in which Taurus has an interest is being sold under long-term contracts which provide markets for 100 percent of the wells' production capacity.

   ENVIRONMENTAL MATTERS: Taurus is subject to various environmental regulations. Management believes that Taurus is in compliance with currently applicable standards of the environmental agencies to which it is subject and that potential environmental liabilities, if any, are minimal. Also, to the extent Taurus has operating agreements with various joint venture partners, environmental costs, is any, would be shared proportionately.

   OTHER: For a discussion of risks inherent in the Company's businesses see Management's Discussion and Analysis in the 1996 Annual Report to Shareholders, page 30, which is attached herein as Part IV, Item 14, exhibit 13.

-  INTRASTATE GAS GATHERING AND TRANSMISSION

   Energen operates an intrastate gas pipeline and gathering system through its subsidiary, Basin Pipeline Corp. (Basin). Basin's pipeline and gathering facilities primarily serve certain Taurus coalbed methane properties.

EMPLOYEES

The Company has 1,437 employees; Alagasco employs 1,296; Taurus employs 129; and Energen's other subsidiaries employ 12.

ITEM 2.     PROPERTIES

The corporate headquarters of Energen, Alagasco and Taurus are located in leased office space in Birmingham, Alabama.

The properties of Alagasco consist primarily of its gas distribution system, which includes more than 8,800 miles of main, more than 9,600 miles of service lines, odorization and regulation facilities, and customer meters. Alagasco also has two liquefied natural gas facilities, eight division offices, nine payment centers, six district offices, nine service centers, and other related property and equipment, some of which are leased by Alagasco. For further description of Alagasco's properties, see discussion under Item I--Business.

For a description of Taurus's oil and gas properties, see the discussion under
Item 1--Business. Information concerning Taurus's production, reserves and development is included in Note 12, Oil and Gas Producing Activities (unaudited) to the Consolidated Financial Statements which is incorporated by reference from the 1996 Annual Report to Stockholders and included in Part IV,
Item 14, Exhibit 13, herein. The proved reserve estimates are consistent with comparable reserve estimates filed by Taurus with any federal authority or agency.

ITEM 3.     LEGAL PROCEEDINGS

Energen, Alagasco and their affiliates are, from time to time, parties to various pending or threatened legal proceedings. Certain of these lawsuits include claims for punitive damages in addition to other specific relief.
Based upon information presently available and in light of available legal and other defenses, contingent liabilities arising from threatened and pending litigation are not considered material in relation to the respective financial positions of Energen and Alagasco. It should be noted, however, that Energen, Alagasco and their affiliates conduct business in Alabama and other jurisdictions in which the magnitude and frequency of punitive damage awards bearing little or no relation to culpability or actual damages continue to rise making it increasingly difficult to predict litigation results.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANTS

ENERGEN CORPORATION

      Name                                    Age                             Position (1)
      ----                                    ---                             ------------
Rex J. Lysinger                               59               Chairman of the Board and Chief Executive  Officer (2)

Wm. Michael Warren, Jr.                       49               President and Chief Operating Officer (3)

Geoffrey C. Ketcham                           45               Executive Vice President, Chief Financial Officer and
                                                               Treasurer (4)

Dudley C. Reynolds                            43               General Counsel and Secretary (5)

Gary C. Youngblood                            53               Executive Vice President and  Chief Operating Officer of
                                                               Alagasco (6)

James T. McManus                              38               Executive Vice President and Chief Operating  Officer of
                                                               Taurus (7)

John A. Wallace                               52               Senior Vice President--Methane of Taurus (8)

J. David Woodruff, Jr.                        40               Vice President--Legal and Assistant Secretary  and Vice
                                                               President--Corporate Development (9)



NOTES:  (1) All executive officers of Energen have been employed by Energen or a subsidiary for the past five years. Officers serve at the pleasure of its Board of Directors.

        (2) Served as Vice President of Alagasco from July 1975 to January 1977, when he was elected President. Elected President of Energen upon its formation in 1978. Elected Chairman of the Board of Energen and its subsidiaries September 1982. Currently Chairman of the Board of Energen and all subsidiaries and Chief Executive Officer of Energen. Serves as a Director of Energen and each of its subsidiaries.

        (3) Served as Senior Vice President and General Counsel of Alagasco from September 1983 to October 1984, when he was elected President and Chief Operating Officer of that corporation. Elected Executive Vice President of Energen June 1987 and elected President and Chief Operating Officer of Energen April 1991. Elected President and Chief Operating Officer of all Energen subsidiaries January 1992. Elected Chief Executive Officer of Alagasco and Taurus effective October 1995. Serves as a Director of Energen and each of its subsidiaries.

        (4) Elected Controller of Alagasco November 1981, Vice President and Controller June 1984, Vice President--Finance and Planning of Alagasco June 1985 and Vice President--Planning of Energen August 1986. Elected Vice President--Finance, Chief Financial Officer and Treasurer of Energen and each of its subsidiaries June 1987. Elected Senior Vice President--Finance, Chief Financial Officer and Treasurer of Energen and each of its subsidiaries April 1989. Elected Executive Vice President, Chief Financial Officer and Treasurer of Energen and each of its subsidiaries April 1991.

        (5) Served as Staff Attorney for Energen and its subsidiaries to November 1984, when he was named Senior Attorney. Elected Assistant Secretary in 1985 and Secretary effective September 1986. Elected Vice President--Legal and Secretary of Energen and each of its subsidiaries June 1987. Elected General Counsel and Secretary of Energen and each of its subsidiaries April 1991.

        (6) Served as District Manager--Birmingham District until June 1985, when he was elected Vice President--Birmingham Operations; Elected Senior Vice President--Administration of Alagasco April 1991. Elected Executive Vice President of Alagasco October 1993.
            Elected Chief Operating Officer of Alagasco effective October 1995.

        (7) Served as Director of Corporate Accounting of Energen until November 1988, when he was elected Controller of Energen; Elected Controller of Alagasco May 1989. Elected Assistant Vice President--Corporate Development of Energen June 1990. Elected Vice President--Finance and Corporate Development of Energen and Vice President--Finance and Planning of Alagasco effective April 1991. Elected Executive Vice President and Chief Operating Officer of Taurus effective October 1995.

        (8) Served as Manager, Methane Development of Taurus until August 1988, when he was elected Vice President Methane Operations of Taurus. Elected Vice President Methane Exploration and Production of Taurus November 1990. Elected Senior Vice President--Methane of Taurus February 1992.

        (9) Served as Staff Attorney for Alagasco from March 1986 to June 1987 when he was named Senior Attorney. Elected Assistant Vice President--Legal and Assistant Secretary of Energen and each of its subsidiaries November 1988. Elected Vice President--Legal and Assistant Secretary of Energen and each of its subsidiaries April 1991. Elected Vice President--Legal, and Assistant Secretary of Energen and each of its subsidiaries and Vice President--Corporate Development of Energen October 1995.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS

The information regarding Energen's common stock and the frequency and amount of dividends paid during the past two years with respect to such stock is incorporated by reference from the 1996 Annual Report to Stockholders, page 30, and is included in Part IV, Item 14, Exhibit 13, herein. At October 28, 1996, there were approximately 7,700 holders of record of Energen's common stock. For restrictions on Energen's present and future ability to pay dividends, see Note 3 to the Consolidated Financial Statements which is incorporated by reference from the 1996 Annual Report to Stockholders and included in Part IV, Item 14,
Exhibit 13, herein.

At the date of this filing, Energen Corporation owns all the issued and outstanding common stock of Alabama Gas Corporation.

ITEM 6. SELECTED FINANCIAL DATA

The information regarding selected financial data is incorporated by reference from the 1996 Annual Report to Stockholders, pages 54-55, and is included in
Part IV, Item 14, Exhibit 13, herein.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information is incorporated by reference from the 1996 Annual Report to Stockholders, pages 23-30, and is included in Part IV, Item 14, Exhibit 13, herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item for Energen Corporation and subsidiaries is incorporated by reference from the 1996 Annual Report to Stockholders and is included in Part IV, Item 14, Exhibit 13, herein. The information required by this item for Alabama Gas Corporation is contained in Part IV, Item 14, herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the executive officers of Energen is included in Part I. The other information required by Item 10 is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Stockholders to be held January 22, 1997. The proxy statement will be filed on or about December 21, 1996.

ITEM 11.     EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Stockholders to be held January 22, 1997.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    The information regarding the security ownership of the beneficial owners of more than five percent of Energen's common stock is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Stockholders to be held January 22, 1997.

B.  SECURITY OWNERSHIP OF MANAGEMENT

    The information regarding the security ownership of management is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Stockholders to be held January 22, 1997.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Stockholders to be held January 22, 1997.

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

B.  REPORTS ON FORM 8-K

    (1) Form 8-K dated August 10, 1996, reporting a property acquisition by Taurus Exploration, Inc., the Company's oil and gas exploration and production subsidiary

    (2) Form 8-K(A) dated August 10, 1996, reporting certain supplementary financial information related to the above purchase

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                              ENERGEN CORPORATION
                                  (Registrant)


                            ALABAMA GAS CORPORATION
                                  (Registrant)



     December 16, 1996           /s/Rex J. Lysinger
-------------------------        ----------------------------------------------
        DATE                     Rex J. Lysinger
                                 Chairman of the Board of Directors of Energen
                                 and all subsidiaries, Chief Executive Officer
                                 of Energen

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrants and in the capacities and on the dates indicated:



     December 16, 1996                                      /s/Rex J. Lysinger
--------------------------                                  --------------------------------------------------------------
         DATE                                               Rex J. Lysinger
                                                            Chairman of the Board of Directors of Energen
                                                            and all subsidiaries, Chief Executive Officer of
                                                            Energen


     December 16, 1996                                      /s/Wm. Michael Warren, Jr.
----------------------------                                --------------------------------------------------------------
         DATE                                               Wm. Michael Warren, Jr.
                                                            President and Director of Energen and all
                                                            subsidiaries, Chief Executive Officer of Alagasco
                                                            and Chief Operating Officer of Energen


     December 16, 1996                                      /s/Geoffrey C. Ketcham
----------------------------                                --------------------------------------------------------------
         DATE                                               Geoffrey C. Ketcham
                                                            Executive Vice President, Chief
                                                            Financial Officer and Treasurer


     December 16, 1996                                      /s/Paula H. Rushing
----------------------------                                --------------------------------------------------------------
         DATE                                               Paula H. Rushing
                                                            Controller of Alagasco


     December 16, 1996                                      /s/Stephen D. Ban
----------------------------                                --------------------------------------------------------------
         DATE                                               Stephen D. Ban
                                                            Director


     December 16, 1996                                      /s/James S. M. French
----------------------------                                --------------------------------------------------------------
         DATE                                               James S. M. French
                                                            Director


     December 16, 1996                                      /s/Wallace L. Luthy
----------------------------                                --------------------------------------------------------------
         DATE                                               Wallace L. Luthy
                                                            Director


     December 16, 1996                                      /s/Judy M. Merritt
----------------------------                                --------------------------------------------------------------
         DATE                                               Judy M. Merritt
                                                            Director

                              ENERGEN CORPORATION
                            ALABAMA GAS CORPORATION
                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                   ITEM 14(A)

                                                                                         Reference Page
                                                                                         --------------
                                                                                                   1996
                                                                                        1996      Annual
                                                                                        10-K      Report
                                                                                        ----      ------
1.  Energen Corporation
    -------------------

    A.       Financial Statements

             Report of Independent Certified Public Accountants . . . . . . . . .                     52

             Consolidated statements of income for the years ended
             September 30, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . .                     31

             Consolidated balance sheets as of September 30,
             1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . .                     32

             Consolidated statements of shareholders' equity for the years
             ended September 30, 1996, 1995 and 1994  . . . . . . . . . . . . . .                     34

             Consolidated statements of cash flows for the years ended
             September 30, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . .                     35

             Notes to consolidated financial statements . . . . . . . . . . . . .                     36


    B.       Financial Statement Schedule

             Report of Independent Certified Public Accountants . . . . . . . . .           37

             Schedule II     Valuation and Qualifying Accountants . . . . . . . .           38


2.  Alabama Gas Corporation
    -----------------------

    A.       Financial Statements

             Report of Independent Certified Public Accountants . . . . . . . . .           22

             Statements of income for the years ended
             September 30, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . .           23

             Balance sheets as of September 30, 1996 and 1995 . . . . . . . . . .           24

                                                                                         Reference Page
                                                                                         --------------
                                                                                                   1996
                                                                                        1996      Annual
                                                                                        10-K      Report
                                                                                        ----      ------
             Statements of shareholder's equity for the years ended
             September 30, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . .           26

             Statements of cash flows for the years ended
             September 30, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . .           27

             Notes to financial statements  . . . . . . . . . . . . . . . . . . .           28


    B.       Financial Statement Schedule

             Schedule II     Valuation and Qualifying Accounts  . . . . . . . . .           39


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

Exhibit
Number                          Description
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

 *3(e) Articles of Amendment to the Restated Certificate of Incorporation of Energen Corporation dated February 3, 1995, which was filed as Exhibit 3(e) to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995, (file No. 1-7810).

*3(f) Restated Conformed Certificate of Incorporation of Energen Corporation, as amended through February 3, 1995, which was filed as Exhibit 3(f) to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995, (file No. 1-7810).

*3(g) Certificate of Adoption of Resolutions designating Series A Junior Participating Preferred Stock (June 27, 1988) which was filed as Exhibit 4(e) to Energen's Registration Statement on Form S-2 (Registration No. 33-25435).

*3(h) Bylaws of Energen Corporation, which were filed as Exhibit 4(e) to Energen's Registration Statement on Form S-8 (Registration No. 33-14855).

*3(i) Articles of Amendment and Restatement of the Articles of Incorporation of Alabama Gas Corporation, dated September 27, 1995, which was filed as Exhibit 3(i) to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995, (file No. 1-7810).

*3(j) By-Laws of Alabama Gas Corporation, which was filed as Exhibit 4(k) to Alabama Gas' Registration Statement on Form S-3 (Registration No. 33-12841).

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

*4(d) Indenture, dated as of March 1, 1993, between Energen Corporation and Boatmen's Trust Company, Trustee, which was filed as Exhibit 4 to Energen's Registration Statement on Form S-3 (Registration No. 33-25435).

*4(e) Form of Indenture between Energen Corporation and The Bank of New York, as Trustee, which was dated as of September 1, 1996, and which was filed as Exhibit 4(i) to the Registrant's Registration Statement on Form S-3 (Registration No. 333-11239).

*4(f) Indenture dated as of November 1, 1993, between Alabama Gas Corporation and NationsBank of Georgia, National Association, Trustee, which was filed as Exhibit 4(k) to Alabama Gas's Registration Statement on Form S-3 (Registration No. 3370466).

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

 10(e) Form of Executive Retirement Supplement Agreement between Energen Corporation and certain executive officers.

*10(f) Restricted Stock Incentive Plan of Energen Corporation, which was filed as Exhibit 4 to Post Effective Amendment No. 2 to Energen Corporation's Registration Statement on Forms S-8 and S-3 (Registration No. 2-89855).

 10(g) Form of Severance Compensation Agreement between Energen Corporation and certain executive officers.

*10(h) Energen Corporation 1988 Stock Option Plan as filed as Exhibit 10(i) to Energen's Annual Report on Form 10-K for the year ended September 30, 1993.

*10(i) Energen Corporation 1992 Long-Range Performance Share Plan, dated as of October 1, 1991, which was filed as Exhibit A to the Registrant's Proxy Statement for its January 22, 1992, Annual Meeting (File No. 1-7810).

*10(j) Amendment to Energen Corporation 1992 Long-Range Performance Share Plan, which was filed as Appendix B to the Registrant's Proxy Statement for its January 22, 1997, Annual Meeting (File No. 1-7810).

*10(k) Energen Corporation 1992 Directors Stock Plan, effective as of January 22, 1992, which was filed as Exhibit B to Energen's Proxy Statement for its January 22, 1992, Annual Meeting (File No. 1-7810).

*10(l) Amendment to Energen Corporation 1992 Directors Stock Plan, which was filed as Appendix B to Energen's Proxy Statement for its January 24, 1996, Annual Meeting (File No. 1-7810).

*10(m)        Energen Corporation Director Fees Deferral Plan as filed as
              Exhibit 10(l) to Energen's Annual Report on Form 10-K for the year ended September 30, 1993.

*10(n) Energen Corporation Annual Incentive Compensation Plan, Revised 5/90, as amended effective October 1, 1993, as filed as Exhibit 10(m) to Energen's Annual report on Form 10-K for the year ended September 30, 1994.

 13 Information incorporated by reference from pages 23-57 of the Energen Corporation 1996 Annual Report to Stockholders

 21           Subsidiaries of Energen Corporation

 23           Consent of Independent Certified Public Accountants (Energen
              Corporation)

 27.1 Financial Data Schedule of Energen Corporation (for SEC purposes only)

 27.2 Financial Data Schedule of Alabama Gas Corporation (for SEC purposes only)


*Incorporated by reference

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF ALABAMA GAS CORPORATION:

We have audited the financial statements and the financial statement schedule of Alabama Gas Corporation listed in the index on pages 17 and 18 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alabama Gas Corporation as of September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




Coopers & Lybrand L.L.P.
Birmingham, Alabama
October 23, 1996

STATEMENTS OF INCOME
ALABAMA GAS CORPORATION


===========================================================================================================

YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)                          1996             1995             1994
===========================================================================================================
OPERATING REVENUES                                             $  357,252       $  295,967       $  344,637
-----------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
Cost of gas                                                       181,400          133,556          188,592
Operations                                                         81,585           78,139           72,639
Maintenance                                                        10,956            9,727            9,147
Depreciation                                                       21,269           19,370           17,941
Income taxes
   Current                                                          8,699            8,392           10,623
   Deferred, net                                                      835              177           (2,418)
   Deferred investment tax credits, net                              (487)            (487)            (487)
Taxes, other than income taxes                                     26,772           22,662           26,301
-----------------------------------------------------------------------------------------------------------
      Total operating expenses                                    331,029          271,536          322,338
-----------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                   26,223           24,431           22,299
-----------------------------------------------------------------------------------------------------------
OTHER INCOME
Allowance for funds used during construction                          972            1,054              465
Other, net                                                           (649)            (112)             452
-----------------------------------------------------------------------------------------------------------

      Total other income                                              323              942              917
-----------------------------------------------------------------------------------------------------------
INTEREST CHARGES
Interest on long-term debt                                          7,390            7,730            6,475
Other interest expense                                              2,195            1,922            1,845
-----------------------------------------------------------------------------------------------------------
      Total interest charges                                        9,585            9,652            8,320
-----------------------------------------------------------------------------------------------------------
NET INCOME AVAILABLE FOR COMMON                                $   16,961       $   15,721       $   14,896
===========================================================================================================





The accompanying Notes to Financial Statements are an integral part of these statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION


===========================================================================================================

YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)                                           1996             1995
===========================================================================================================
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Utility plant                                                                   $  544,643       $  504,371
Less accumulated depreciation                                                      268,110          247,926
-----------------------------------------------------------------------------------------------------------

   Utility plant, net                                                              276,533          256,445
-----------------------------------------------------------------------------------------------------------

Other property, net                                                                    394              193
-----------------------------------------------------------------------------------------------------------

CURRENT ASSETS
Cash                                                                                   803              727
Accounts receivable
   Gas                                                                              26,999           22,215
   Merchandise                                                                       1,730            1,546
   Other                                                                             2,955            1,399
   Affiliated companies                                                             10,582              199
   Allowance for doubtful accounts                                                  (2,985)          (2,000)
Inventories, at average cost
   Storage gas inventory                                                            28,214           20,276
   Materials and supplies                                                            5,828            5,860
   Liquified natural gas in storage                                                  2,417            3,539
Deferred gas costs                                                                   1,975            1,426
Regulatory asset                                                                     2,246            6,321
Deferred income taxes                                                                6,344            7,416
Prepayments and other                                                                2,904            2,302
-----------------------------------------------------------------------------------------------------------

      Total current assets                                                          90,012           71,226
-----------------------------------------------------------------------------------------------------------

DEFERRED CHARGES AND OTHER ASSETS                                                    7,467            7,403
-----------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                    $  374,406       $  335,267
===========================================================================================================



The accompanying Notes to Financial Statements are an integral part of these statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION


===========================================================================================================

YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)                                           1996             1995
===========================================================================================================
CAPITAL AND LIABILITIES

CAPITALIZATION
Common shareholder's equity
   Common stock, $0.01 par value; 3,000,000 shares authorized,
      1,972,052 shares outstanding in 1996 and 1995                             $       20       $       20
   Premium on capital stock                                                         31,682           31,682
   Capital surplus                                                                   2,802            2,802
   Retained earnings                                                                95,044           87,638
-----------------------------------------------------------------------------------------------------------

   Total common shareholder's equity                                               129,548          122,142
Cumulative preferred stock, $0.01 par value, 120,000 shares
   authorized                                                                           --               --
Long-term debt                                                                     125,000          100,000
-----------------------------------------------------------------------------------------------------------

      Total capitalization                                                         254,548          222,142
-----------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
Long-term debt due within one year                                                      --               --
Notes payable to banks                                                                  --               --
Accounts payable
   Trade                                                                            23,758           26,160
   Affiliated companies                                                              1,512               --
Accrued taxes                                                                       18,067           10,236
Customers' deposits                                                                 17,364           18,218
Supplier refunds due customers                                                      17,257            3,315
Other amounts due customers                                                            489           13,231
Accrued wages and benefits                                                           4,459            5,228
Other                                                                               10,611            9,444
-----------------------------------------------------------------------------------------------------------

      Total current liabilities                                                     93,517           85,832
-----------------------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                               16,883           16,343
Accumulated deferred investment tax credits                                          3,617            4,103
Regulatory liability                                                                 5,038            6,001
Customer advances for construction and other                                           803              846
-----------------------------------------------------------------------------------------------------------

      Total deferred credits and other liabilities                                  26,341           27,293
-----------------------------------------------------------------------------------------------------------
TOTAL CAPITAL AND LIABILITIES                                                   $  374,406       $  335,267
===========================================================================================================

The accompanying Notes to Financial Statements are an integral part of these statements.

STATEMENTS OF SHAREHOLDER'S EQUITY
ALABAMA GAS CORPORATION


============================================================================================================
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
============================================================================================================
                                                 COMMON STOCK
                                               ----------------
                                              NUMBER OF     PAR        PREMIUM ON       CAPITAL     RETAINED
                                                SHARES     VALUE      CAPITAL STOCK     SURPLUS     EARNINGS
------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1993                  1,972,052    $  20        $21,682      $   2,802    $  74,886
Net income                                                                                            14,896
Cash dividends                                                                                        (8,695)
Capital contribution from parent                                          10,000
------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1994                  1,972,052       20         31,682          2,802       81,087
Net income                                                                                            15,721
Cash dividends                                                                                        (9,170)
------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1995                  1,972,052       20         31,682          2,802       87,638
Net income                                                                                            16,961
Cash dividends                                                                                        (9,555)
------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1996                  1,972,052    $  20      $  31,682      $   2,802    $  95,044
============================================================================================================


The accompanying Notes to Financial Statements are an integral part of these statements.

STATEMENTS OF CASH FLOWS
ALABAMA GAS CORPORATION


===========================================================================================================

YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)                          1996             1995             1994
===========================================================================================================
OPERATING ACTIVITIES
Net Income                                                     $   16,961       $   15,721       $   14,896
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                   21,269           19,370           17,941
   Deferred income taxes, net                                         835              177           (2,418)
   Deferred investment tax credits                                   (487)            (487)            (487)
   Net change in:
      Accounts receivable                                          (5,539)            (113)             896
      Inventories                                                  (6,784)           3,725          (23,913)
      Deferred gas costs                                             (549)              34            1,505
      Accounts payable -- gas purchase                             (1,614)           9,882            1,220
      Accounts payable -- other trade                                (788)          (2,856)          (2,110)
      Other current assets and liabilities                         12,048           (3,057)          15,763
      Other, net                                                   (1,019)             673           (2,116)
------------------------------------------------------------------------------------------------------------

      Net cash provided by operating activities                    34,333           43,069           21,177
------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to property, plant and equipment                        (42,037)         (41,560)         (37,853)
Net advances (to) from parent company                              (8,871)            (199)              87
Other, net                                                          1,377              (15)             181
------------------------------------------------------------------------------------------------------------

      Net cash used in investing activities                       (49,531)         (41,774)         (37,585)
------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Payment of dividends on common stock                               (9,555)          (9,170)          (8,695)
Reduction of long-term debt and preferred stock                        --          (37,214)          (9,891)
Proceeds from medium term notes                                    24,829           49,660           49,670
Proceeds from capital contribution from parent                         --               --           10,000
Net change in short-term debt                                          --           (4,000)         (25,000)
------------------------------------------------------------------------------------------------------------

      Net cash provided by (used in) financing activities          15,274             (724)          16,084
------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                76              571             (324)
Cash and cash equivalents at beginning of period                      727              156              480
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $      803       $      727       $      156
============================================================================================================


The accompanying Notes to Financial Statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Alabama Gas Corporation (Alagasco), a wholly-owned subsidiary of Energen Corporation, is the largest natural gas distribution utility in the State of Alabama, serving customers primarily in central and north Alabama. The following is a description of its significant accounting policies and practices.

A. UTILITY PLANT AND DEPRECIATION: Property, plant and equipment is stated at cost. The cost of utility plant includes an allowance for funds used during construction. Maintenance is charged for the cost of normal repairs and the renewal or replacement of an item of property which is less than a retirement unit. When property which represents a retirement unit is replaced or removed, the cost of such property is credited to utility plant and, together with the cost of removal less salvage, is charged to the accumulated reserve for depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of utility property at rates established by the Alabama Public Service Commission (APSC). Approved depreciation rates averaged approximately 4.3 percent in 1996, 1995 and 1994. The excess of total acquisition costs over book value of net assets acquired to date is included in utility plant ($23.2 million, net of $6.5 in accumulated amortization at September 30, 1996) and is being amortized on a straight-line basis over approximately 23 years.

B. INVENTORIES: Inventories, which consist primarily of gas stored underground, are stated at average cost.

C. OPERATING REVENUE AND GAS COSTS: In accordance with industry practice, Alagasco records natural gas distribution revenues on a monthly- and cycle-billing basis. The commodity cost of purchased gas applicable to gas delivered to customers but not yet billed under the cycle-billing method is deferred as a current asset.

D. REGULATORY ACCOUNTING: Alagasco is subject to the provisions of Statement of Financial Accounting Standard (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation. In general, SFAS No. 71 allows utilities to capitalize or defer certain costs or revenues, based upon orders received from regulatory authorities, to be recovered from or refunded to customers in future periods.

E. INCOME TAXES: Alagasco files a consolidated income tax return with its parent. The consolidated income taxes are allocated to the appropriate subsidiaries using the separate return method. Deferred income taxes reflect the impact of temporary differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes and are measured in compliance with enacted tax laws. Investment tax credits have been deferred and are being amortized over the lives of the related assets.

F. CASH EQUIVALENTS: Alagasco includes highly liquid marketable securities and debt instruments purchased with a maturity of three months or less in cash equivalents.

G. ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. REGULATORY MATTERS
--------------------------------------------------------------------------------

As an Alabama utility, Alagasco is subject to regulation by the APSC which, in 1983, established the Rate Stabilization and Equalization (RSE) rate-setting process. RSE was extended for the fourth time on October 7, 1996, for a five-year period through January 1, 2002. Under the terms of that extension, RSE will continue after January 1, 2002, unless, after notice to the Company and a hearing, the Commission votes to either modify or discontinue its operation.

Under RSE as extended, the APSC conducts quarterly reviews to determine, based on Alagasco's projections and fiscal year-to-date performance, whether Alagasco's return on equity for the fiscal year will be within the allowed range of

13.15 percent to 13.65 percent. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each fiscal year, effective December 1, and cannot exceed 4 percent of prior-year revenues. RSE limits the utility's equity upon which a return is permitted to 60 percent of total capitalization and provides for certain cost control measures designed to monitor Alagasco's operations and maintenance (O&M) expense. If the change in O&M expense per customer falls within 1.25 percentage points above or below the Consumer Price Index For All Urban Customers (index range), no adjustment is required. If, however, the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. Under RSE as extended, an $8.2 million annual increase in revenue became effective December 1, 1995, and a $1.3 million decrease in revenue became effective October 1, 1996.

Effective December 15, 1990, the APSC approved a temperature adjustment to customers' monthly bills to remove the effect of departures from normal temperature on Alagasco's earnings. The calculation is performed monthly, and the adjustments to customers' bills are made in the same billing cycle the weather variation occurs.

Alagasco's rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply, including Gas Supply Realignment (GSR) surcharges imposed by Alagasco's suppliers resulting from changes in gas supply purchases related to the implementation of Federal Energy Regulatory Commission (FERC) Order 636. On October 7, 1996, the APSC issued an order providing for the refund to customers of approximately $17.1 million, including interest, of supplier refunds. The Order provides that refunds shall be returned to customers prior to January 31, 1997. These refunds were collected from a variety of sources and most relate to the settlement of rate case and FERC Order 636 proceedings of Southern Natural Gas Company (Southern) as described herein.

On September 9, 1996, the APSC approved Alagasco's application to issue $25 million of debt, a portion of which will be used to fund the supplier refunds discussed above. On June 12, 1995, Alagasco received approval from the APSC to issue $50 million of debt, a portion of which was used to redeem all of Alagasco's 9 percent debentures and 11 percent First Mortgage Bonds. In connection with the early call of the redeemed debt, Alagasco paid an early call premium of approximately $1.3 million. Because the APSC authorized Alagasco to collect the early call premium through customer rates, a regulatory asset of $1.3 million was recorded at September 30, 1995, and the amounts were collected during fiscal 1996.

In accordance with APSC-directed regulatory accounting procedures, Alagasco in 1989 began returning to customers excess utility deferred taxes which resulted from a reduction in the federal statutory tax rate from 46 percent to 34 percent using the average rate assumption method. This method provides for the return to ratepayers of excess deferred taxes over the lives of the related assets. In 1993 those excess taxes were reduced as a result of a federal tax rate increase from 34 percent to 35 percent. Remaining excess utility deferred taxes of $2.7 million are being returned to ratepayers over approximately 14 years. At September 30, 1996 and 1995, regulatory liabilities of $5 million and $6 million, respectively, were included in the financial statements related to income taxes.

FERC Regulation: On March 15, 1995, Southern filed a comprehensive settlement with the FERC in the form of a Stipulation and Agreement (the Settlement) to resolve all issues in Southern's six pending rate cases, as well as to resolve all GSR and transition cost issues resulting from the implementation of FERC Order 636. Alagasco was a supporting party to the Settlement. On April 11, 1996, the FERC issued its Order on Rehearing approving the Settlement with minor modifications. The Settlement, as approved by FERC, provides for the following: (1) the resolution of all cost of service and rate design issues in Southern's six pending rate cases and the establishment of reduced rates for the purpose of calculating rate case refunds; (2) the implementation of reduced settlement rates for supporting parties commencing March 1, 1995; (3) the resolution of all GSR and other transition cost issues resulting from FERC Order 636; (4) lower GSR cost recovery through the reduction and earlier payout of GSR costs; (5) a three-year moratorium on general rate increases; and (6) the resolution and disposition of all rate case and GSR refunds for supporting parties. With respect to this last point, the Settlement provides that all rate case refunds will be used to offset a portion of Southern's remaining GSR liability. In addition, as a result of the recalculated GSR surcharges for the period January 1, 1994, to February 28, 1995, Southern refunded over-collected GSR costs. As a result of this FERC order, Alagasco received other refunds based on contracts with other suppliers whose prices were tied to Southern's rates. In total, $17.1 million will be refunded to customers prior to January 31, 1997, and includes amounts received from Southern, other suppliers and accrued interest.

The Settlement, as approved by FERC, resolves all issues relating to GSR and other transition costs with respect to supporting parties. Alagasco estimates that it has a remaining GSR liability of approximately $0.8 million to be paid through December 1997 and approximately $1.4 million in other transition costs to be paid through June 1998. Because these costs will be recovered in full from its customers, Alagasco recorded regulatory assets of $2.2 million and $5 million at September 30, 1996 and 1995, respectively.

3. LONG-TERM DEBT AND NOTES PAYABLE
=========================================================================================================
Long-term debt consists of the following:
=========================================================================================================
As of September 30, (in thousands)                                                   1996          1995
=========================================================================================================
Medium-term Notes, interest ranging from 5.4% to 7.97%, for notes
   redeemable December 1, 1998, to September 23, 2026                            $  125,000     $ 100,000
Less amounts due within one year                                                         --           --
---------------------------------------------------------------------------------------------------------
  Total                                                                          $  125,000     $ 100,000
=========================================================================================================

In the prior year, Alagasco deposited $37.6 million into an irrevocable trust to complete an in-substance defeasance of its 9 percent debentures and 11 percent Series H First Mortgage Bonds. The funds in the trust, primarily obtained through the issuance of medium-term notes and short-term borrowings, were used solely to satisfy the principal, interest, and call premium of the defeased debt. Accordingly, the debt and related accrued interest were excluded from the 1995 balance sheet. No gain or loss was recorded in the financial statements as the APSC granted Alagasco regulatory relief related to the income statement impact of this defeasance.

The aggregate maturities of long-term debt for the next five years are as follows:

=====================================================================================================
                                     Years ending September 30, (in thousands)
=====================================================================================================
           1997                  1998                  1999                  2000               2001
-----------------------------------------------------------------------------------------------------
        $   --                $   --                $   5,350             $   --              $ 4,650
=====================================================================================================

Energen and Alagasco have short-term credit lines and other credit facilities of $156 million available to either entity for working capital needs. The following is a summary of information relating to notes payable to banks:

=========================================================================================================
As of September 30, (in thousands)                                    1996            1995         1994
=========================================================================================================
Alagasco outstanding                                               $       --    $       --     $   4,000
Other Energen outstanding                                             59,000         32,300         2,000
Available for borrowings                                              97,000         77,700       104,000
---------------------------------------------------------------------------------------------------------
  Total                                                            $  156,000    $  110,000     $ 110,000
=========================================================================================================
Maximum amount outstanding at any month-end                        $  22,000     $    5,000     $  60,000
Average daily amount outstanding                                   $   6,672     $      447     $  13,836
Weighted average interest rates based on:
  Average daily amount outstanding                                     5.73%          5.69%         3.32%
  Amount outstanding at year-end                                           --            --         5.17%
=========================================================================================================

Total interest expense for Alagasco in 1996, 1995 and 1994 was $9,585,000, $9,652,000, and $8,320,000, respectively.

4. INCOME TAXES
============================================================================================================

The components of income taxes consist of the following:

============================================================================================================
For the years ended September 30, (in thousands)                      1996           1995            1994
============================================================================================================
Taxes estimated to be payable currently:
   Federal                                                       $      7,924    $     7,633    $      9,664
   State                                                                  775            759             959
============================================================================================================
     Total current                                                      8,699          8,392          10,623
============================================================================================================
Taxes deferred:
   Federal                                                                274           (326)         (2,689)
   State                                                                   74             16            (216)
============================================================================================================
     Total deferred                                                       348           (310)         (2,905)
============================================================================================================
Total income tax expense                                         $      9,047     $    8,082    $      7,718
============================================================================================================

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1996 and 1995 are as follows:


============================================================================================================
As of September 30, (in thousands)                          1996                             1995
============================================================================================================
                                                  Current      Noncurrent           Current      Noncurrent
                                                ==========================        ==========================
Deferred tax assets:
   Deferred investment tax credits              $      --      $     1,205        $       --     $     1,386
   Regulatory liabilities                              --            1,872                --           2,229
   Unbilled revenue                                 1,658               --             1,565              --
   Insurance and accruals                           2,239               --             1,923              --
   Gas supply adjustment                               --               --               930              --
   Accrued vacation                                 1,067               --               988              --
   Allowance for uncollectible accounts             1,268               --               902              --
   Other, net                                       2,300               74             2,022              52
------------------------------------------------------------------------------------------------------------
   Subtotal                                         8,532            3,151             8,330           3,667
   Valuation allowance                                 --               --                --              --
------------------------------------------------------------------------------------------------------------
      Total deferred tax assets                 $   8,532      $     3,151         $   8,330     $     3,667
============================================================================================================

Deferred tax liabilities:
   Depreciation and basis differences           $      --      $    19,087         $      --     $    19,297
   Gas supply adjustment                              500               --                --              --
   Other, net                                       1,688              947               914             713
------------------------------------------------------------------------------------------------------------
      Total deferred tax liabilities            $   2,188      $    20,034         $     914     $    20,010
============================================================================================================

No valuation allowance with respect to deferred taxes is deemed necessary as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the consolidated balance sheet.

Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to earnings before taxes as illustrated below:

=============================================================================================================
For the years ended September 30, (in thousands)                      1996           1995          1994
=============================================================================================================
Income tax expense at statutory federal income tax rate            $   9,103    $     8,331     $   7,915
Increase (decrease) resulting from:
   Investment tax credits-deferred                                      (487)          (487)         (487)
  State income taxes, net of federal income tax benefit                  559            512           486
  Other, net                                                            (128)          (274)         (196)
-------------------------------------------------------------------------------------------------------------
Total income tax expense                                           $   9,047     $    8,082     $   7,718
=============================================================================================================

There were no tax-related balances due to affiliates at September 30, 1996 or 1995.

5. EMPLOYEE BENEFIT PLANS
================================================================================

All information presented concerning retirement income and other benefit plans includes other affiliates of Energen Corporation as well as Alagasco.

The Company has two defined benefit non-contributory pension plans which cover a majority of the employees. Benefits are based on years of service and final earnings. The Company's policy is to use the "projected unit credit" actuarial method for funding and financial reporting purposes. The expense for the plan covering the majority of employees (Plan A) for the years ended September 30, 1996, 1995 and 1994, was $412,000, $1,158,000, and $15,000, respectively. The expense for the second plan covering employees under certain labor union agreements (Plan B) for 1996, 1995 and 1994 was $197,000, $339,000, and
$555,000, respectively.

 The funded status of the plans is as follows:

=========================================================================================================
As of June 30, (in thousands)                                Plan A                      Plan B
=========================================================================================================
                                                         1996         1995          1996           1995
                                                       =====================     ========================
Vested benefits                                         $(56,828)   $(46,073)    $ (14,210)     $ (13,499)
Nonvested benefits                                        (4,323)     (5,912)       (2,336)        (2,083)
---------------------------------------------------------------------------------------------------------
Accumulated benefit obligation                           (61,151)    (51,985)      (16,546)       (15,582)
Effects of salary progression                            (12,607)    (11,047)           --             --
---------------------------------------------------------------------------------------------------------
Projected benefit obligation                             (73,758)    (63,032)      (16,546)       (15,582)
Fair value of plan assets, primarily equity and
   fixed income securities                                80,750      69,431        18,358         16,429
Unrecognized net gain (loss)                                (337)      1,470          (433)           296
Unrecognized prior service cost                               35          41         1,205          1,412
Unrecognized net transition obligation (asset)            (4,303)     (5,111)          340            396
---------------------------------------------------------------------------------------------------------
Accrued pension asset                                  $   2,387   $   2,799     $   2,924      $   2,951
=========================================================================================================

At September 30, 1996, for both plans the discount rate used to measure the projected benefit obligation was 7.75 percent, and the expected long-term rate of return on plan assets was 8.25 percent. The annual rate of salary increase for the salaried plan was 5.75 percent. At September 30, 1995, for both plans the discount rate used to measure the projected benefit obligation was 7.5 percent, and the expected long-term rate of return on plan assets was 8.25 percent. The annual rate of salary increase for the salaried plan was 5.5 percent.

The components of net pension costs for 1996, 1995 and 1994 were:

=============================================================================================================
For the years ended September 30, (in thousands)              Plan A                         Plan B
=============================================================================================================
                                                     1996      1995      1994       1996      1995     1994
                                                   ============================   ===========================
Service Cost                                       $  2,147   $ 2,052   $ 1,873   $    255  $   224   $   224
Interest cost on projected benefit obligation         4,617     4,728     4,550      1,166    1,095     1,042
Actual (return) on plan assets                      (22,733)   (8,787)     (504)    (2,971)  (2,172)     (372)
Net amortization and deferral                        16,381     2,106    (5,904)     1,747    1,192      (339)
Loss due to special termination benefits                 --     1,489        --         --       --        --
Settlement gain                                          --      (430)       --         --       --        --
-------------------------------------------------------------------------------------------------------------
Net pension expense                                $    412   $ 1,158   $    15   $    197  $   339   $   555
=============================================================================================================

In 1995 the Company recognized a loss for special termination benefits of $1,489,000 and a settlement gain of $430,000 pursuant to a voluntary early retirement option offered to all salaried, non-officer employees of at least 58 years of age with a minimum of 5 years' service. Of the 55 eligible employees, 41 accepted.

The Company has deferred compensation plan agreements for certain key executives providing for payments on retirement, termination, death or disability. The deferred compensation expense under these agreements for 1996, 1995 and 1994 was $1,002,000, $808,000, and $461,000, respectively. At June
30, 1996 and 1995, the accumulated post-retirement benefit obligation related to these agreements was $6,206,000 and $4,770,000, the projected benefit obligation was $9,442,000 and $5,904,000, and the accrued post-retirement benefit liability was $464,000 and $199,000.

In addition to providing pension benefits, the Company provides certain post-retirement health care and life insurance benefits. Substantially all of the Company's employees may become eligible for such benefits if they reach normal retirement age while working for the Company. In a prior year, the Company adopted SFAS No.106, Employers' Accounting for Post-retirement benefits Other Than Pensions, with respect to the accrual of such costs for salaried employees. During fiscal year 1994, the Company adopted SFAS 106 with respect to such costs for employees under collective bargaining agreements. There was no cumulative effect on the income statement resulting from the adoption of FAS 106, as the Company elected to amortize transition costs over a 20-year period. On December 6, 1993, the APSC adopted an order which allows the Company to recover all costs accrued under SFAS 106 through rates.

While the Company has not adopted a formal funding policy, all of its accrued post-retirement liability was funded at year-end. The expense for salaried employees for the years ended September 30, 1996, 1995, and 1994 was $1,984,000, $2,271,000, and $2,319,000, respectively. The expense for union employees was $4,076,000, $3,613,000, and $3,685,000 during 1996, 1995 and
1994, respectively. The "projected unit credit" actuarial method was used to determine the normal cost and actuarial liability.

A reconciliation of the estimated status of the obligation is as follows:

=========================================================================================================
As of June 30, (in thousands)                            Salaried Employees           Union Employees
=========================================================================================================
                                                         1996         1995           1996          1995
                                                       ======================    ========================
Retirees                                               $ (10,344)  $  (9,091)    $ (14,982)     $(13,030)
Active, fully-eligible                                    (1,574)     (3,306)       (4,011)       (3,776)
Other active                                              (7,989)     (8,360)      (14,415)      (12,794)
----------------------------------------------------------------------------------------------------------
Accumulated post-retirement benefit obligation           (19,907)    (20,757)      (33,408)      (29,600)
Fair value of plan assets, primarily equity and
  fixed income securities                                 17,519      12,659         8,399         4,419
Unamortized amounts                                        1,210       7,550        20,887        24,237
----------------------------------------------------------------------------------------------------------
Accrued post-retirement benefit liability              $  (1,178)  $    (548)    $  (4,122)     $   (944)
==========================================================================================================

Net periodic post-retirement benefit cost for the years ended September 30, 1996, 1995, and 1994 included the following:

=============================================================================================================
For the years ended September 30, (in thousands)        Salaried Employees              Union Employees
=============================================================================================================
                                                     1996      1995      1994       1996      1995     1994
                                                   ============================   ===========================
Service cost                                       $    516   $   512   $   450   $    876  $   807   $   481
Interest cost on accumulated post-retirement
  benefit obligation                                  1,679     1,696     1,726      2,195    1,793     1,920
Amortization of transition obligation                   723       723       723      1,285    1,285     1,285
Amortization of actuarial gains and losses             (277)       --        --         --       --        --
Deferred asset (gain) loss                              658       539      (453)       177      424        --
Actual (return) on plan assets                       (1,315)   (1,199)     (127)      (457)    (696)       (1)
-------------------------------------------------------------------------------------------------------------
Net periodic post-retirement benefit expense       $  1,984   $ 2,271   $ 2,319   $  4,076  $ 3,613   $ 3,685
=============================================================================================================

The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 7.75 percent and 7.5 percent in 1996 and 1995, respectively. The expected long-term rate of return on assets is 8.25 percent for both years, and the tax rate on investment income is assumed to be 40 percent. The weighted average health care cost trend rate used in determining the accumulated post-retirement benefit obligation was 8 percent in 1996 and 1995. That assumption has a significant effect on the amounts reported. For example, with respect to salaried employees, increasing the weighted average health care cost trend rate by 1 percent would increase the accumulated post-retirement benefit obligation by 2.4 percent and the net periodic post-retirement benefit cost by 2.2 percent. For union employees, increasing the weighted average health care cost trend rate by 1 percent would increase the accumulated post-retirement benefit obligation by 7.5 percent and the net periodic post-retirement benefit cost by 7.2 percent. The assumed health care cost trend rate of 8 percent is not currently expected to change. For pay-related life insurance benefits, the salary scale averages 5 percent.

For both defined benefit plans and other post-retirement plans, certain financial assumptions are used in determining the Company's projected benefit obligation. These assumptions are examined periodically by the Company and any required changes are reflected in the subsequent determination of projected benefit obligations.

The Company has a long-term disability plan covering most salaried employees. Expense for the years ended September 30, 1996, 1995, and 1994 was $370,000, $155,000, and $150,000, respectively.

6. CAPITAL STOCK
================================================================================

Alagasco's authorized common stock consists of 3 million, $0.01 par value common shares. At September 30, 1996 and 1995, 1,972,052 shares were issued and outstanding. Alagasco is authorized to issue 120,000 shares of preferred stock par value $0.01 per share, in one or more series. There are no shares currently outstanding.

7. COMMITMENTS AND CONTINGENCIES
================================================================================

Contracts and Agreements: Alagasco has various firm gas supply and firm gas transportation contracts which expire at various dates through the year 2008. These contracts typically contain minimum demand charge obligations on the part of Alagasco.

Alagasco has entered into an agreement with a financial institution whereby it can sell on an ongoing basis, with recourse, certain installment receivables related to its merchandising program up to a maximum of $20 million. During 1996, 1995 and 1994, Alagasco sold $8,831,000, $8,454,000 and $6,784,000, respectively, of installment receivables. At September 30, 1996 and 1995, the balance of these installment receivables was $16,964,000 and $15,618,000, respectively. Receivables sold under this agreement are considered financial instruments with off-balance sheet risk. Alagasco's exposure to credit loss in the event of non-performance by customers is represented by the balance of installment receivables.

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

LEGAL MATTERS: Alagasco is from time to time, party to various pending or threatened legal proceedings. Certain of these lawsuits include claims for punitive damages in addition to other specified relief. Based upon information presently available, and in light of available legal and other defenses, contingent liabilities arising from threatened and pending litigation are not considered material in relation to the financial position of Alagasco. It should be noted, however, that Alagasco conducts business in Alabama and other jurisdictions in which the magnitude and frequency of punitive damage awards bearing little or no relation to culpability or actual damages continue to rise making it increasingly difficult to predict litigation results. Various legal proceedings arising in the normal course of business are currently in progress and Alagasco has accrued a provision for estimated costs.

CONCENTRATION OF CREDIT RISK: Natural gas distribution operating revenues and related accounts receivable are generated from state-regulated utility natural gas sales and transportation to more than 460,000 residential, commercial and industrial customers located in central and north Alabama. A change in economic conditions may affect the ability of customers to meet their obligations; however, Alagasco believes that its provision for possible losses on uncollectible accounts receivable is adequate for its credit loss exposure.

LEASE OBLIGATIONS: Total payments related to leases included as operating expense in the accompanying consolidated statements of income were $2,146,000, $2,201,000, and $2,147,000 in 1996, 1995 and 1994, respectively. Minimum future rental payments (in thousands) required after 1996 under leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

===========================================================================================================
         1997             1998            1999             2000            2001         2002 and thereafter
===========================================================================================================
      $   1,950        $     724       $     286        $     256       $       80          $      80
===========================================================================================================

8. SUPPLEMENTAL CASH FLOW INFORMATION
================================================================================

Supplemental information concerning cash flow activities is as follows:

===========================================================================================================
For the years ended September 30, (in thousands)                      1996           1995          1994
===========================================================================================================
Interest paid, net of amount capitalized                           $   9,216     $   11,166     $   7,762
Income taxes paid                                                  $   5,932     $   10,920     $   9,097
Noncash investing activities:
  Capitalized depreciation                                         $     166     $      166     $     155
  Allowance for funds used during construction                     $     972     $    1,054     $     465
Noncash financing activities (debt issuance costs)                 $     171     $      340     $     330
===========================================================================================================


9. FINANCIAL INSTRUMENTS
================================================================================

The fair value of cash and cash equivalents and trade receivables (net of allowance), approximates fair value due to the short maturity of the instruments.

The fair value of fixed-rate long-term debt, including the current portion, would be $121,567,000 at September 30, 1996. The fair value was based on the market value of debt with similar maturities and with interest rates currently trading in the marketplace.

10.  RECENT PRONOUNCEMENTS OF THE FASB
================================================================================

In June 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in the circumstances indicate that the carrying amount for an asset may not be recoverable. The Company is required to adopt this Statement in its 1997 fiscal year, but, based on known facts and circumstances, does not expect implementation to have a material impact on the Company's financial statements.

In October 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued and also requires adoption by the Company in its fiscal year 1997. SFAS No. 123 establishes a fair value-based method of accounting for employee stock options but allows companies to continue to follow the accounting treatment prescribed by APB Opinion 25 with proper disclosure. The Company has not yet determined the method of accounting that it will follow for stock options but does not expect that adoption of the requirements of SFAS No. 123 will have a material impact on the Company's financial statements.

In June 1996, SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued and provides accounting and reporting standards for such transactions. The Statement requires adoption by the Company in its fiscal year 1998. Implementation of SFAS No. 125 is not expected to have a material impact on the Company's financial statements.

11. SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)
================================================================================

The following data summarize quarterly operating results. The Company's business is seasonal in character and strongly influenced by weather conditions.

==========================================================================================================
                                                                     1996 Fiscal Quarters
                                                        First        Second          Third        Fourth
==========================================================================================================
Operating revenues                                     $  73,185   $  162,143    $   77,225     $  44,699
Operating income (loss)                                $   4,124    $  21,271    $    3,638     $  (2,810)
Net income (loss) available for common                 $   1,986    $  18,646    $    1,380     $  (5,051)
==========================================================================================================

                                                                     1995 Fiscal Quarters
                                                        First        Second          Third        Fourth
==========================================================================================================
Operating revenues                                     $  67,226   $  134,141    $   55,865     $  38,735
Operating income (loss)                                $   3,696   $   19,276    $    3,383     $  (1,924)
Net income (loss) available for common                 $   1,751   $   17,267    $    1,772     $  (5,069)
==========================================================================================================


12. TRANSACTIONS WITH RELATED PARTIES
================================================================================

Alagasco purchased natural gas from affiliates amounting to $5,097,000, $4,644,000, and $10,255,000, in 1996, 1995, and 1994, respectively. These amounts are included in gas purchased for resale. Alagasco had net receivables from affiliates of $9,049,000 at September 30, 1996, and net payables to affiliates of $183,000 at September 30, 1995.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF ENERGEN CORPORATION:

Our report on the consolidated financial statements of Energen Corporation and subsidiaries has bene incorporated by reference in this Form 10-K from page 52 of the 1996 Annual Report to Stockholders of Energen Corporation and subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 17 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information required to be included therein.



Coopers & Lybrand L.L.P.
Birmingham, Alabama
October 23, 1996

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
Energen Corporation and Subsidiaries


====================================================================================================

YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)                   1996             1995             1994
====================================================================================================
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Balance at beginning of year                          $     2,533      $     2,037      $      1,927
----------------------------------------------------------------------------------------------------
    Additions:
      Charged to income:                                    2,361            2,431             1,825
      Recoveries and adjustments                             (187)              67               153
----------------------------------------------------------------------------------------------------

                                                            2,174            2,498             1,978
----------------------------------------------------------------------------------------------------

   Less uncollectible accounts written off                  1,705            2,002             1,868
----------------------------------------------------------------------------------------------------

BALANCE AT END OF YEAR                                $     3,002      $     2,533      $      2,037
====================================================================================================

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
ALABAMA GAS CORPORATION


====================================================================================================

YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)                   1996             1995             1994
====================================================================================================
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Balance at beginning of year                          $     2,000      $     2,000      $      1,800
----------------------------------------------------------------------------------------------------

    Additions:
      Charged to income:                                    2,349            1,935             1,805
      Recoveries and adjustments                             (187)              67               263
----------------------------------------------------------------------------------------------------

                                                            2,162            2,002             2,068
----------------------------------------------------------------------------------------------------

   Less uncollectible accounts written off                  1,177            2,002             1,868
----------------------------------------------------------------------------------------------------

BALANCE AT END OF YEAR                                $     2,985      $     2,000      $      2,000
====================================================================================================