Form 10-Q
period 1996-12-31
ENERGEN CORP; ALABAMA GAS CORP
filed 1997-02-14
CIK 277595, 3146

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D. C. 20549


                          FORM 10-Q



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED DECEMBER 31, 1996

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

Indicate by a check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES X NO


Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of February 9, 1997:



             Energen Corporation, $0.01 par value      13,027,248 shares
             Alabama Gas Corporation, $0.01 par value   1,972,052 shares

       ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
      FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1996

                      TABLE OF CONTENTS

                                                          Page

          PART I: FINANCIAL INFORMATION (Unaudited)


Item 1.   Financial Statements

       (a) Consolidated Statements of Income of Energen Corporation        4

       (b) Consolidated Balance Sheets of Energen Corporation             5

       (c) Consolidated Statements of Cash Flows of Energen Corporation   7

       (d) Statements of Income of Alabama Gas Corporation                8

       (e) Balance Sheets of Alabama Gas Corporation                      9

       (f) Statements of Cash Flows of Alabama Gas Corporation           11

       (g) Notes to Unaudited Financial Statements                        12

Item 2.    Management's Discussion and Analysis of Financial Condition
                   and Results of Operations. . . . . . . . . . .         15

            Selected Business Segment Data of Energen Corporation. . . . .18


              PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . .          19


SIGNATURES                                                                21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
Energen Corporation and Subsidiaries
(Unaudited)


Three months ended December 31,
        (in thousands, except per share data)        1996          1995


Operating Revenues
Natural gas distribution                            $  83,305     $     73,185
Oil and gas production activities                      13,697            5,638
                                                      ---------       --------
           Total operating revenues                    97,002           78,823
                                                      ---------       --------
Operating Expenses
Cost of gas                                            41,460           34,084
Operations                                             27,536           23,569
Maintenance                                             2,566            2,603
Depreciation, depletion and amortization               10,397            7,810
Taxes, other than income taxes                          7,088            5,984
                                                       ---------       --------
            Total operating expenses                   89,047           74,050
                                                       ---------       --------
Operating Income                                        7,955            4,773
                                                      ---------       --------
Other Income (Expense)
Interest expense                                      (4,945)          (3,381)
Other, net                                              1,175           1,543
                                                      ---------       --------
           Total other income (expense)               (3,770)          (1,838)
                                                      ---------       --------
Income Before Income Taxes                              4,185            2,935
Income taxes                                            1,008              657
                                                      ---------       --------
Net Income                                           $  3,177       $    2,278
                                                      =========       =========


Earnings Per Average Common Share                   $    0.28        $    0.21
                                                      ---------       --------
Dividends Per Common Share                          $    0.30       $     0.29
                                                      ---------       --------

Average Common Shares Outstanding                      11,234           10,949
                                                       ========        ========

The accompanying Notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
Energen Corporation and Subsidiaries
(Unaudited)

                                                   December 31, September 30,
(in thousands)                                         1996        1996


ASSETS
Property, Plant and Equipment
Utility plant                                       $ 549,106       $  544,643
Less accumulated depreciation                         272,233          268,110
                                                      ---------       --------
           Utility plant, net                         276,873          276,533
                                                      ---------       --------
Oil and gas properties, successful efforts method     232,562          224,469
Less accumulated depreciation,
     depletion and amortization                        64,592           60,152
                                                       ---------       --------
           Oil and gas properties, net                167,970          164,317
                                                       ---------       --------
Other property, net                                     4,112            4,066
                                                       ---------       --------
           Total property, plant and equipment, net   448,955          444,916
                                                       ---------       --------
Current Assets
Cash and cash equivalents                              23,029           17,074
Accounts receivable, net of allowance for doubtful
         accounts of $3,433 at December 31, 1996 and
         $3,002 at September 30, 1996                  72,316           42,353
Inventories, at average cost
         Storage gas                                   28,742           28,214
         Materials and supplies                         6,916            7,704
         Liquified natural gas in storage               2,691            2,417
Deferred gas costs                                     15,354            1,975
Deferred income taxes                                   6,707            7,995
Prepayments and other                                  11,071            7,563
                                                      ---------       --------
           Total current assets                       166,826          115,295
                                                       ---------       --------
Other Assets
Deferred charges and other                             10,752           10,760
                                                       ---------       --------
           Total other assets                          10,752           10,760
                                                       ---------       --------
TOTAL ASSETS                                        $ 626,533   $      570,971
                                                       =======       ========

The accompanying Notes are an integral part of these statements.


CONSOLIDATED BALANCE SHEETS
Energen Corporation and Subsidiaries
(Unaudited)

                                                   December 31, September 30,
(in thousands)                                         1996        1996


CAPITAL AND LIABILITIES
Capitalization
Preferred stock, cumulative $0.01 par value, 5,000,000
         shares authorized                          $       0      $        0

Common shareholders' equity
         Common stock, $0.01 par value;
     30,000,000 shares authorized,
           11,286,441 shares outstanding at
    December 31, 1996 and
           11,162,634 shares outstanding at
         September 30, 1996                               113              112
         Premium on capital stock                      89,971           86,833
         Capital surplus                                2,802            2,802
         Retained earnings                             98,458           98,658
                                                    ---------         --------
Total common shareholders' equity                     191,344          188,405
Long-term debt                                        195,492          195,545
                                                    ---------         --------
           Total capitalization                       386,836          383,950
                                                    ---------         --------
Current Liabilities
Long-term debt due within one year                      1,805            1,805
Notes payable to banks                                 67,000           59,000
Accounts payable                                       72,452           32,659
Accrued taxes                                          19,625           17,567
Customers' deposits                                    18,190           17,364
Amounts due customers                                  14,958           17,746
Accrued wages and benefits                             12,183           11,584
Other                                                  22,053           18,049
                                                     ---------        --------
           Total current liabilities                  228,266          175,774
                                                      ---------       --------
Deferred Credits and Other Liabilities
Deferred income taxes                                   1,529              972
Other                                                   9,902           10,275
                                                      ---------       --------
           Total deferred credits and
        other liabilities                              11,431           11,247
                                                      ---------       --------
Commitments and Contingencies                              --             --


TOTAL CAPITAL AND LIABILITIES                       $ 626,533   $      570,971
                                                    ========        ========

The accompanying Notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOW
Energen Corporation and Subsidiaries
(Unaudited)



Three months ended December 31, (in thousands)         1996        1995

Operating Activities
Net Income                                          $   3,177         $  2,278
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
         Depreciation, depletion and amortization      10,397            7,814
         Deferred income taxes, net                     1,640            2,042
         Deferred investment tax credits, net           (122)            (121)
         Net change in:
           Accounts receivable                       (29,963)          (19,411)
           Inventories                                   (14)            3,567
           Deferred gas cost                         (13,379)          (13,266)
           Accounts payable   gas purchases            39,192           18,548
           Accounts payable   other trade                 601            2,770
           Other current assets and liabilities         1,191           (5,891)
           Other, net                                   1,146             (782)
                                                       ---------       --------
           Net cash provided by (used in)
        operating activities                           13,866           (2,452)
                                                       ---------       --------
Investing Activities
Additions to property, plant and equipment           (14,792)          (26,664)
Proceeds from sale of properties                           0             2,123
Payments on notes receivable                             185               275
Other, net                                               470                30
                                                       ---------       --------
           Net cash used in investing activities     (14,137)          (24,236)
                                                       ---------       --------
Financing Activities
Payment of dividends on common stock                  (3,375)           (3,178)
Issuance of common stock                                1,654              851
Purchase of treasury stock                                  0             (116)
Reduction of long-term debt                              (53)             (106)
Net change in short-term debt                           8,000           (4,300)
                                                     ---------       --------

           Net cash provided by (used in)
        financing activities                            6,226           (6,849)
                                                      ---------       --------
Net change in cash and cash equivalents                 5,955          (33,537)
Cash and cash equivalents at beginning of period       17,074           36,695
                                                       ---------       --------
Cash and Cash Equivalents at End of Period          $  23,029         $  3,158
                                                      =========       =========

The accompanying Notes are an integral part of these statements.


STATEMENTS OF INCOME
Alabama Gas Corporation
(Unaudited)



Three months ended December 31, (in thousands)         1996        1995


Operating Revenues                                  $  83,305        $  73,185
                                                       ---------       --------
Operating Expenses
Cost of gas                                            42,092           34,778
Operations                                             21,649           19,943
Maintenance                                             2,556            2,574
Depreciation                                            5,759            5,108
Income taxes
         Current                                           22           (1,139)
         Deferred, net                                    966            2,194
         Deferred investment tax credits, net           (122)             (122)
Taxes, other than income taxes                          6,328            5,725
                                                      ---------       --------
           Total operating expenses                    79,250           69,061
                                                      ---------       --------

Operating Income                                        4,055            4,124
                                                      ---------       --------
Other Income
Allowance for funds used during construction              136              341
Other, net                                                374              136
                                                       ---------       --------
           Total other income                             510              477
                                                      ---------       --------

Interest Charges
Interest on long-term debt                              2,211            2,138
Other interest expense                                    547              477
                                                      ---------       --------
           Total interest charges                       2,758            2,615
                                                       ---------       --------
Net Income                                          $   1,807        $   1,986
                                                      =========       =========


The accompanying Notes are an integral part of these statements.
BALANCE SHEETS
Alabama Gas Corporation
(Unaudited)



                                                   December 31, September 30,
(in thousands)                                         1996        1996


ASSETS
Property, Plant and Equipment
Utility plant                                       $ 549,106   $      544,643
Less accumulated depreciation                         272,233          268,110
                                                      ---------       --------
         Utility plant, net                           276,873          276,533
                                                      ---------       --------

Other property, net                                       396              394
                                                      ---------       --------
Current Assets
Cash and cash equivalents                               8,643              803
Accounts receivable
         Gas                                           53,788           26,999
         Merchandise                                    2,137            1,730
         Other                                          4,901            2,955
         Affiliated companies                             673           10,582
         Allowance for doubtful accounts              (3,413)           (2,985)
Inventories, at average cost
         Storage gas                                   28,742           28,214
         Materials and supplies                         5,335            5,828
         Liquified natural gas in storage               2,691            2,417
Deferred gas costs                                     15,354            1,975
Deferred income taxes                                   5,024            6,344
Prepayments and other                                   3,461            5,150
                                                      ---------       --------
          Total current assets                        127,336           90,012
                                                     ---------       --------


Deferred Charges and Other Assets                       7,312            7,467
                                                      ---------       --------

TOTAL ASSETS                                        $ 411,917   $      374,406
                                                      =========       =========





The accompanying Notes are an integral part of these statements.
BALANCE SHEETS
Alabama Gas Corporation
(Unaudited)
                                                   December 31, September 30,
(in thousands)                                         1996        1996

CAPITAL AND LIABILITIES
Capitalization
Common shareholder's equity
       Common stock, $0.01 par value;
        3,000,000 shares authorized,
       1,972,052 shares outstanding
       at December 31, 1996 and
       September 30, 1996                           $      20           $   20
       Premium on capital stock                        31,682           31,682
       Capital surplus                                  2,802            2,802
       Retained earnings                               93,501           95,044
                                                       ---------       --------
Total common shareholder's equity                     128,005          129,548
Cumulative preferred stock, $0.01 par value,
   120,000 shares authorized, issuable in
   series $4.70 Series
Long-term debt                                        125,000          125,000
                                                      ---------       --------

           Total capitalization                       253,005          254,548
                                                      ---------       --------
Current Liabilities:
Long-term debt due within one year                          0                0
Notes payable to banks                                      0                0
Accounts payable
         Trade                                         60,735           23,758
         Affiliated companies                           5,330            1,512
Accrued taxes                                          18,972           18,067
Customers' deposits                                    18,190           17,364
Supplier refunds due customers                         17,474           17,257
Other amounts due customers                           (2,516)              489
Accrued wages and benefits                              6,037            4,459
Other                                                   8,867           10,611
                                                       ---------       --------
           Total current liabilities                  133,089           93,517

Deferred Credits and Other Liabilities
Deferred income taxes                                  16,734           16,883
Accumulated deferred investment tax credits             3,495            3,617
Regulatory liability                                    4,772            5,038
Customer advances for construction and other              822              803
                                                      ---------       --------
           Total deferred credits and
         other liabilities                             25,823           26,341
                                                      ---------       --------

Commitments and Contingencies


TOTAL CAPITAL AND LIABILITIES                       $ 411,917   $      374,406
                                                      =========       =========

The accompanying Notes are an integral part of these statements.

STATEMENTS OF CASH FLOW
Alabama Gas Corporation
(Unaudited)



Three months ended December 31, (in thousands)         1996        1995


Operating Activities
Net Income                                          $  1,807         $   1,986
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
         Depreciation and amortization                  5,759            5,108
         Deferred income taxes, net                       966            2,194
         Deferred investment tax credits                (122)             (122)
         Net change in:
           Accounts receivable                       (28,714)          (17,043)
           Inventories                                  (309)            3,281
           Deferred gas costs                        (13,379)          (13,266)
           Accounts payable   gas purchases            39,192           18,548
           Accounts payable   other trade             (2,215)            1,910
           Other current assets and liabilities           466           (7,883)
           Other, net                                     (6)             (381)
                                                      ---------       --------
           Net cash provided by (used in)
        operating activities                           3,445            (5,668)
                                                      ---------       --------

Investing Activities
Additions to property, plant and equipment            (6,403)           (7,050)
Net advances to affiliates                             13,727            5,195
Other, net                                                421              (82)
                                                      ---------       --------
           Net cash provided by (used in)
        investing activities                            7,745           (1,937)
                                                      ---------       --------

Financing Activities
Payment of dividends on common stock                   (3,350)          (3,170)
Net change in short-term debt                               0           10,000
                                                      ---------       --------
           Net cash provided by (used in)
        financing activities                           (3,350)           6,830
                                                       ---------       --------
Net change in cash and cash equivalents                 7,840             (775)
Cash and cash equivalents at beginning of period          803              727
                                                       ---------       --------

Cash and Cash Equivalents at End of Period         $    8,643           $  (48)
                                                       ========        ========


The accompanying Notes are an integral part of these statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
Energen Corporation and Alabama Gas Corporation


1. BASIS OF PRESENTATION

All adjustments to the unaudited financial statements which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods have been recorded. Such adjustments consisted only of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended September 30, 1996, 1995, and 1994 included in the 1996 Annual Report of Energen Corporation (the Company) on Form 10-K. Certain reclassifications were made to conform prior years' financial statements to the current quarter presentation. The Company's primary business is seasonal in character and influenced by weather conditions. Results of operations for the interim periods are not necessarily indicative of the results which may be expected for the fiscal year.

2.   REGULATORY

As an Alabama utility, Alabama Gas Corporation (Alagasco) is subject to regulation by the Alabama Public Service Commission (APSC) which, in 1983, established the Rate Stabilization and Equalization (RSE) rate-setting process. RSE was extended for the fourth time on October 7, 1996, for a five-year period through January 1, 2002. Under the terms of that extension, RSE will continue after January 1, 2002, unless, after notice to the Company and a hearing, the Commission votes to either modify or discontinue its operation.

Under RSE as extended, the APSC conducts quarterly reviews to determine, based on Alagasco s projections and fiscal year-to-date performance, whether Alagasco s return on equity for the fiscal year will be within the allowed range of 13.15 percent to 13.65 percent. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each fiscal year, effective December 1, and cannot exceed 4 percent of prior-year revenues. RSE limits the utility s equity upon which a return is permitted to 60 percent of total capitalization and provides for certain cost control measures designed to monitor Alagasco s operations and maintenance (O&M) expense. If the change in O&M expense per customer falls within 1.25 percentage points above or below the Consumer Price Index For All Urban Customers (index range), no adjustment is required. If, however, the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. Under RSE as extended, a $1.3 million decrease in revenue became effective October 1, 1996, and a $7.7 million annual increase became effective December 1, 1996.

Alagasco calculates a temperature adjustment to customers' monthly bills to remove the effect of departures from normal temperature on Alagasco s earnings. The calculation is performed monthly, and the adjustments to customers bills are made in the same billing cycle the weather variation occurs.

Alagasco s rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply, including Gas
Supply Realignment (GSR) surcharges imposed by Alagasco s suppliers resulting from changes in gas supply purchases related to the implementation of Federal Energy Regulatory Commission (FERC) Order 636. On October 7, 1996, the APSC issued an order providing for the refund to customers of approximately $17 million, including interest, of supplier refunds. The Order provides that refunds be returned to customers prior to January 31, 1997; during January 1997, the Company refunded these amounts to customers. These refunds were collected from a variety of sources and most relate to the settlement of rate case and FERC Order 636 proceedings of Southern Natural Gas Company (Southern) as described herein.

On September 9, 1996, the APSC approved Alagasco s application to issue $25 million of debt, a portion of which were used to fund the supplier refunds discussed above.

In accordance with APSC-directed regulatory accounting procedures, Alagasco in 1989 began returning to customers excess utility deferred taxes which resulted from a reduction in the federal statutory tax rate from 46 percent to 34 percent using the average rate assumption method. This method provides for the return to ratepayers of excess deferred taxes over the lives of the related assets. In 1993 those excess taxes were reduced as a result of a federal tax rate increase from 34 percent to 35 percent. Remaining excess utility deferred taxes of $2.6 million are being returned to ratepayers over approximately 14 years. At December 31, 1996, and September 30, 1996, a regulatory liability of $4.7 million and $5 million, respectively, was included in the consolidated financial statements related to income taxes.

FERC Regulation: In 1995, Southern filed a comprehensive settlement with the FERC in the form of a Stipulation and Agreement (the Settlement) to resolve all issues in Southern s six pending rate cases, as well as to resolve all GSR and transition cost issues resulting from the implementation of FERC Order 636. Alagasco was a supporting party to the Settlement. The Settlement, as approved by FERC, resolves all issues relating to GSR and other transition costs with respect to supporting parties. Alagasco estimates that it has a remaining GSR liability of approximately $0.2 million to be paid through December 1997 and approximately $1.1 million in other transition costs to be paid through June 1998. Because these costs will be recovered in full from its customers, Alagasco recorded a regulatory asset of $1.3 million and $2.2 million at December 31, 1996, and September 30, 1996, respectively.

3.   SUBSEQUENT EVENTS

Subsequent to December 31, 1996, Taurus entered into a definitive purchase and sale agreement with Burlington Resources Inc. to acquire approximately 225 Bcfe of oil and high BTU content natural gas reserves in the San Juan Basin for $77.8 million. Taurus plans to operate half of the approximately 1,750 producing wells. An estimated 80 percent of the total proved reserves are developed and producing. Taurus plans to spend an additional $18.5 million to fully develop these long-lived predominately natural gas reserves. Closing is expected to take place in March with an effective date of January 1, 1997.

In January 1997, Energen issued 1,725,000 shares of common stock generating net proceeds of $49.1 million. These proceeds have been used to repay a portion of the short-term debt incurred to fund the acquisition of various oil and natural gas properties during fiscal 1996.

4.   RECENT PRONOUNCEMENTS OF THE FASB

During fiscal 1997, the Company is required to adopt three statements issued in 1995 by the Financial Accounting Standards Board.

Statement of Financial Accounting Standard (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount for an asset may not be recoverable. Based on the significant acquisition discussed in Footnote 3, the Company has begun to reexamine certain of its oil and gas properties to determine their strategic fit regarding future development priorities and is, accordingly, evaluating the disposition of certain of its holdings which could result in adjustments under SFAS 121. The Company has not determined the fair market value of any such properties as of this date and, therefore, cannot determine the impact on the financial statements.

SFAS No. 123, Accounting for Stock-Based Compensation, establishes a fair value-based method of accounting for employee stock options but allows companies to continue to follow the accounting treatment prescribed by APB Opinion 25 with proper disclosure. The Company has not yet determined the method of accounting that it will follow for stock options but does not expect the requirements of SFAS No. 123 to have a material impact on the Company's financial statements.

SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as issued provides accounting and reporting standards for such transactions. Its adoption in the second quarter of this year is not expected to impact the Company's financial statements.


3. SUPPLEMENTAL CASH FLOW INFORMATION

Energen Corporation


Three months ended December 31, (in thousands)         1996        1995


Interest paid, net of amounts capitalized           $   4,825   $      4,660
Income taxes paid                                   $     253   $          8
Noncash investing activities
(capitalized depreciation
and allowance for funds used during construction)    $    182    $       387


Alabama Gas Corporation


Three months ended December 31, (in thousands)         1996            1995


Interest paid                                       $        3,986    $  4,414
Income taxes paid                                   $        1,954    $   (181)
Noncash investing activities
(capitalized depreciation
and allowance for funds used during construction)       $      182     $   387

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated net income for the first quarter of fiscal 1997 was $3,177,000 ($0.28 per share) compared to $2,278,000 ($0.21 per share) in the prior year. Taurus Exploration Inc. (Taurus) earned $1.5 million as compared with $0.2 million in the same period last year as oil and gas production more than doubled to 5.5 billion cubic feet equivalent (Bcfe). In addition, higher average sales prices and increased operating fees were only partially offset by increased interest expense and depreciation, depletion and amortization. Energen's natural gas utility, Alabama Gas Corporation, earned within its allowed return range on a higher level of equity representing investment in utility plant; however, the utility's $1.8 million in earnings fell just short of the same period last year primarily due to the timing of operations and maintenance expenses.

Revenues:

Utility natural gas revenues increased $10.1 million for the quarter. A significant increase in the commodity cost of gas, which is passed through to customers in rates, more than offset the impact of a decrease in cycle sales volumes. Weather warmer than that of the prior year caused an 8 percent decrease in residential volumes.

Revenues from oil and gas production activities more than doubled in the current year to $13.7 million. Increased volumes and prices resulted in gas revenues of $9.4 million compared to $3.4 million in the prior year. Total gas production was 4.5 Bcf compared to 2 Bcf in the prior year. After giving effect to hedged volumes, gas prices were $2.07 per Mmcf compared to $1.74 per Mmcf in the prior year. In addition, oil production increased to
157.3 MBbl from 90.5 MBbl in the prior year. Oil prices had a similar impact as Taurus realized $17.70 per barrel compared to $14.40 in the prior year. Taken together, volumes and pricing resulted in oil production revenues of $2.8 million compared to $1.3 million in the prior year.

To hedge its exposure to energy price fluctuations on oil and gas production over the remainder of this fiscal year, Taurus has entered into contracts for the sale of 19.0 Bcf of its gas production at an average contract price of $2.15 per Mcf and for the sale of 428 MBbl of its oil production at an average contract price of $20.43 per Bbl. The program has been extended into fiscal year 1998 with hedges and contracts in place for the sale of
20.5 Bcf of gas production with an average contract price of 2.09 per Mcf and for the sale of 33 MBbl of oil at an average contract price of $18.71 per Bbl. Hedged prices do not reflect any basis difference which my occur when open hedge contracts are closed.

Operating Expenses:

Cost of gas at the utility increased $7.3 million in the current year. As with natural gas revenues, cost of gas was most significantly influenced by higher commodity cost of gas offset partially by decreased sales volumes to residential customers due largely to weather warmer than that of the prior year.

Operations and maintenance expense (O&M) increased $3.9 million in the current year due to almost equal contribution from both Alagasco and Taurus. At Alagasco, O&M increases were due largely to higher labor-related and marketing expenses while, at Taurus, lease operating expenses were higher due to the current year's increased production activity.
Taurus's significantly higher production volumes as compared with the prior year caused the majority of the DD&A increase for the quarter. However, the effects of normal plant growth at Alagasco also contributed to the increase.

The Company's expense for taxes other than income primarily reflects the various state and local income and business taxes paid by Alagasco as well as various payroll-related taxes. State and local business taxes are generally based on gross receipts of Alagasco and fluctuate accordingly.

Non-Operating Items:

Interest expense for the quarter was $4.9 million compared to $3.4 million in the prior year. Primarily to fund the aggressive growth strategy currently underway at Taurus, the Company has increased borrowings under its short-term credit facilities and, in the fourth quarter of the prior year, issued $40 million in Energen medium-term notes (MTNs). In addition, Alagasco issued $25 million in MTNs in the fourth quarter of the prior year to fund customer refunds, gas storage inventory replacement and facilities upgrade and acquisition.

The Company's effective tax rates are lower than statutory federal tax rates primarily due to the recognition of nonconventional fuel tax credits and the amortization of investment tax credits. The change in income tax expense in the first quarter is due largely to increased pre-tax income. The Company's effective tax rates are expected to remain lower than statutory federal rates through December 31, 2002, as tax credits generated each year are expected to be fully recognized in the financial statements.

FINANCIAL POSITION AND LIQUIDITY


The item most significantly influencing operating cash flows for the current quarter is the increase in commodity cost of gas coupled with fluctuations in payables and receivables which are influenced by both throughput and timing of payments.

Net cash used in financing activities decreased $10 million largely due to the timing of acquisitions and development at Taurus. In the current year Taurus has acquired 3.4 Bcf of proved reserves for $1.7 million and an additional $5.3 million in development expenditures.

Financing activities provided a source of $6.2 million in the current quarter due primarily to increased borrowings under Energen's short-term credit facilities used to finance, in part, Taurus's acquisition and development strategy.

FUTURE CAPITAL RESOURCES AND LIQUIDITY


The Company's strategy to grow its oil and gas exploration and production subsidiary involves investing $400 million in the acquisition of producing properties with development potential and $100 million in offshore Gulf of Mexico exploration and development in the five-year period ending September 30, 2000. During 1997 Taurus plans to invest approximately $100 million in property acquisitions and in the development of existing reserves and $20
million in offshore exploration and development.    It should be noted that
Taurus's continued ability to invest in property acquisitions over the five-year period will be significantly influenced by industry trends as the producing property acquisition market has historically been cyclical.

In a major step towards accomplishing that goal, subsequent to December 31, 1996, Taurus entered into a definitive purchase and sale agreement with Burlington Resources Inc. to acquire approximately 225 Bcfe of oil and high BTU content natural gas reserves in the San Juan Basin for $77.8 million. Taurus plans to operate half of the approximately 1,750 producing wells.
An estimated 80 percent of the total proved reserves are developed and producing. Taurus plans to spend an additional $18.5 million to fully develop these long-lived predominately natural gas reserves. Closing is expected to take place in March with an effective date of January 1, 1997.

To finance Taurus's investment program, the Company initially has and will continue to utilize available short-term credit facilities of $156 million to supplement internally generated cash flow, but long-term debt and equity will be issued for permanent financing. To that end, during fiscal 1996, Energen filed a $250 million shelf registration for debt and common stock. In January 1997, Energen issued 1.7 million shares of common stock generating proceeds of $49 million. These proceeds have been used to repay a portion of the short-term debt incurred to fund the acquisition of various oil and natural gas properties during fiscal 1996. In the prior year, under the shelf registration, Energen issued MTNs of $40 million in September 1996. The Company plans to issue additional long-term debt during the remainder of fiscal 1997.

As referred to in Note 1, Alagasco received amounts from Southern Natural Gas Company and other suppliers in settlement of matters before FERC.
During January 1997, the Company refunded these amounts, including interest, for a total of approximately $17 million, to its customers.


Utility capital expenditures could approximate $37.6 million in 1997 and primarily represent additions for normal distribution system expansion. Alagasco also will maintain an investment in storage working gas which is expected to average approximately $24 million in 1997. Alagasco anticipates funding these capital requirements through internally generated capital and the utilization of short-term credit facilities.

Other: Energen and its subsidiaries are engaged in businesses that involve risks and uncertainties as well as significant estimates. Some of these include, but are not limited to, economic and competitive conditions, inflation rates, regulatory changes, financial market conditions, future business decisions, and other uncertainties, all of which are difficult to predict and most of which are beyond the control of the Company. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. The total amount or timing of actual future production may vary significantly from the amount of reserves previously disclosed. In the event Taurus is unable to fully invest its planned acquisition expenditures, future operating revenues and proved reserves would be negatively affected. The Company's results of operations and cash flows also could be affected by changing oil and gas prices. Although Taurus makes use of futures contracts to mitigate risk, fluctuations in oil and gas prices may affect the Company's financial position and results of operation.

Recent Pronouncements of the FASB

During fiscal 1997, the Company is required to adopt three statements issued in 1995 by the Financial Accounting Standards Board.

Statement of Financial Accounting Standard (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount for an asset may not be recoverable. Based on the significant acquisition discussed in Footnote 3, the Company has begun to reexamine certain of its oil and gas properties to determine their strategic fit regarding future development priorities and is, accordingly, evaluating the disposition of certain of its holdings which could result in adjustments under SFAS 121. The Company has not determined the fair market value of any such properties as of this date and, therefore, cannot determine the impact on the financial statements.

SFAS No. 123, Accounting for Stock-Based Compensation, establishes a fair value-based method of accounting for employee stock options but allows companies to continue to follow the accounting treatment prescribed by APB Opinion 25 with proper disclosure. The Company has not yet determined the method of accounting that it will follow for stock options but does not expect the requirements of SFAS No. 123 to have a material impact on the Company's financial statements.

SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as issued provides accounting and reporting standards for such transactions. Its adoption in the second quarter of this year is not expected to impact the Company's financial statements.

SELECTED BUSINESS SEGMENT DATA
Energen Corporation

Three months ended December 31,
 (in thousands, except average sales data)            1996               1995

Natural Gas Distribution
Operating revenues
         Residential                                $  55,524        $  47,737
         Commercial and industrial - small             19,416           16,870
         Commercial and industrial - large                 38               56
         Transportation                                 8,554            8,157
         Other                                          (227)              365
                                                      ---------       --------

           Total                                    $  83,305        $  73,185
                                                      =========      =========
Volumes sold and transported (thousands of Mcf)
         Residential                                    7,182            7,790
         Commercial and industrial - small              3,029            3,376
         Commercial and industrial - large                  7                9
         Transportation                                16,336           16,247
                                                       ---------       --------
           Total                                       26,554           27,422
                                                       =========       =========
 Depreciation and amortization                      $   5,759         $  5,108
 Capital expenditures                               $   6,585         $  7,437
 Operating income                                   $   4,921         $  5,057

Oil and Gas Exploration and Production
Operating revenues
         Natural gas                                $   9,386         $  3,418
         Oil                                            2,785            1,303
         Other                                          1,526              917
                                                       ---------       --------

           Total                                    $  13,697         $  5,638
                                                       =========       =========

Sales volume - natural gas (thousands of Mcf)           4,534            1,965
Sales volume - oil (thousands of barrels)                 157               91
Average sales price - natural gas (per Mcf)         $    2.07          $  1.74
Average sales price - oil (per barrel)              $   17.70          $ 14.40
Other data
         Depreciation, depletion and amortization   $   4,553         $  2,571
         Capital expenditures                       $   8,389         $ 19,615
         Exploration expenditures                   $     645         $  1,053
         Operating income (loss)                    $   3,761         $   (138)


Other Business
         Depreciation and amortization              $      85           $  131
         Capital expenditures                       $       0           $    0
         Operating income                           $      59           $   95


Eliminations and Corporate Expenses
Operating income (loss)                             $   (786)         $   (241)

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

           27.1  Financial data schedule of Energen Corporation
           (for SEC purposes only)

           27.2 Financial data schedule of Alabama Gas Corporation (for SEC purposes only)

b.       Reports on Form 8-K

           No reports on Form 8-K were filed for the three months ended December 31, 1996.

                         SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ENERGEN CORPORATION
                                                 ALABAMA GAS CORPORATION


     February 11, 1997                           By/s/ Rex J. Lysinger

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



     February 11, 1997                           By/s/ G. C. Ketcham

             DATE                                G. C. Ketcham
                                                 Executive Vice
                                                 President, Chief
                                                 Financial Officer and
                                                 Treasurer



     February 11, 1997                           By/s/ Paula H. Rushing

             DATE                                Paula H. Rushing
                                                 Controller of Alagasco