Form 10-Q
period 1997-03-31
ENERGEN CORP; ALABAMA GAS CORP
filed 1997-05-14
CIK 277595, 3146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549


FORM 10-Q



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1997

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


                         2101 Sixth Avenue North
                        Birmingham, Alabama 35203
                      Telephone Number 205/326-2700
                          http://www.energen.com

Alabama Gas Corporation, a wholly owned subsidiary of Energen Corporation, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure format pursuant to General Instruction H(2).

Indicate by a check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES X NO ____


Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of May 9, 1997:


             Energen Corporation, $0.01 par value      13,103,486 shares
             Alabama Gas Corporation, $0.01 par value   1,972,052 shares





             ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
             FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997

                            TABLE OF CONTENTS

                                                                      Page

                PART I: FINANCIAL INFORMATION (Unaudited)


Item 1.                                   Financial Statements

       (a)  Consolidated Statements of Income of Energen Corporation. . 4

       (b)  Consolidated Balance Sheets of Energen Corporation. . . . . 5

       (c)  Consolidated Statements of Cash Flows of Energen Corporation    7

       (d) Statements of Income of Alabama Gas Corporation. . 8

       (e)  Balance Sheets of Alabama Gas Corporation . . . . 9

       (f)  Statements of Cash Flows of Alabama Gas Corporation . . . .11

       (g) Notes to Unaudited Financial Statements. . . . . .12

Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations. . . . . . . . . . . . . . .14

         Selected Business Segment Data of Energen Corporation.18


                       PART II: OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . .19


SIGNATURES                                                    . . .20














PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
ENERGEN CORPORATION AND SUBSIDIARIES
(Unaudited)

                                    Three months ended   Six months ended
                                          March 31,         March 31,
 (in thousands, except share data)    1997     1996        1997     1996

Operating Revenues
Natural gas distribution            $160,151 $162,143   $ 243,456  $ 235,328
Oil and gas production activities    22,791   8,844       36,488      14,482

      Total operating revenues       182,942  170,987     279,944    249,810

Operating Expenses
Cost of gas                           83,912   89,984     125,372    124,068
Operations                           29,057    23,862      56,593     47,431
Maintenance                            2,944    3,191       5,510      5,794
Deprec., depletion, and amort         12,625    9,169      23,022     16,979
Taxes, other than income taxes        12,806   11,138      19,894     17,122

      Total operating expenses       141,344  137,344     230,391    211,394

Operating Income                      41,598   33,643      49,553     38,416

Other Income (Expense)
Interest expense, net
   of amounts capitalized             (5,856)    (3,305)  (10,801)    (6,686)
Other, net                             1,155      163      2,330       1,706

Total other income (expense)        (4,701)    (3,142)    (8,471)     (4,980)

Income Before Income Taxes            36,897   30,501      41,082     33,436
Income taxes                           6,366    7,071       7,374      7,728

Net Income                           $30,531  $ 3,430   $  33,708   $  25,708

Earnings Per Average Common Share    $    2.41  $   2.13  $   2.82   $   2.34

Dividends Per Common Share           $   0.30   $   0.29  $   0.60   $   0.58

Average Common Shares Outstanding     12,656      11,005    11,937      10,977


The accompanying Notes are an integral part of these statements.


CONSOLIDATED BALANCE SHEETS
ENERGEN CORPORATION AND SUBSIDIARIES
(Unaudited)


                                                      March 31,September 30,
(in thousands)                                         1997        1996

ASSETS
Property, Plant and Equipment
Utility plant                                       $ 557,906   $ 544,643
Less accumulated depreciation                         277,218     268,110

           Utility plant, net                         280,688     276,533

Oil and gas properties, successful efforts method     325,653     224,469
Less accumulated depreciation,
   depletion and amortization                          69,249      60,152

           Oil and gas properties, net                256,404     164,317

Other property, net                                     3,942       4,066

           Total property, plant and equipment, net   541,034     444,916

Current Assets
Cash and cash equivalents                              12,402      17,074
Accounts receivable, net of allowance for doubtful
         accounts of $3,736 at March 31, 1997 and
         $3,002 at September 30, 1996                  66,376      42,353
Inventories, at average cost
         Storage gas                                   28,793      28,214
         Materials and supplies                         7,780       7,704
         Liquified natural gas in storage               2,869       2,417
Deferred gas costs                                      3,560       1,975
Amounts due from customers                             14,730       (589)
Deferred income taxes                                   6,834       7,995
Prepayments and other                                   3,304       7,563

           Total current assets                       146,648     114,706

Other Assets
Deferred charges and other                             14,689      10,760

           Total other assets                          14,689      10,760

TOTAL ASSETS                                        $ 702,371   $ 570,382



The accompanying Notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
ENERGEN CORPORATION AND SUBSIDIARIES
(Unaudited)



                                                     March 31,  September 30,
(in thousands, except share data)                       1997        1996


CAPITAL AND LIABILITIES
Capitalization
Preferred stock, cumulative $0.01 par value, 5,000,000
    shares authorized                                    $ 0          $ 0
Common shareholders' equity
  Common stock, $0.01 par value; 30,000,000 shares authorized,
  13,065,633 shares outstanding at March 31, 1997, and
  11,162,634 shares outstanding at September 30, 1996      131         112
  Premium on capital stock                             140,449      86,833
  Capital surplus                                        2,802       2,802
  Retained earnings                                    125,086      98,658

Total common shareholders' equity                     268,468     188,405
Long-term debt                                        194,622     195,545

           Total capitalization                       463,090     383,950

Current Liabilities
Long-term debt due within one year                      1,855       1,805
Notes payable to banks                                121,000      59,000
Accounts payable                                       31,772      32,659
Accrued taxes                                          19,539      17,567
Customers' deposits                                    17,840      17,364
Amounts due customers                                   2,410      17,157
Accrued wages and benefits                             14,301      11,584
Other                                                  21,583      18,049

           Total current liabilities                  230,300     175,185

Deferred Credits and Other Liabilities
Deferred income taxes                                      0          972
Other                                                   8,981      10,275

     Total deferred credits and other liabilities      8,981       11,247

Commitments and Contingencies                               0           0

TOTAL CAPITAL AND LIABILITIES                       $ 702,371   $ 570,382




The accompanying Notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
ENERGEN CORPORATION AND SUBSIDIARIES
(Unaudited)



Six months ended March 31, (in thousands)               1997      1996


Operating Activities
Net income                                          $  33,708   $  25,708
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
         Depreciation, depletion and amortization      23,022      16,979
         Deferred income taxes, net                     (683)       1,352
         Deferred investment tax credits, net           (244)       (243)
         Gain on sale of assets                                     (647)
         Net change in:
           Accounts receivable                       (24,023)    (36,846)
           Inventories                                (1,107)      12,891
           Deferred gas cost                          (1,585)     (9,589)
           Accounts payable   gas purchases             5,580      17,691
           Accounts payable   other trade             (6,467)         804
           Other current assets and liabilities      (17,108)       3,802
         Other, net                                   (3,116)         434

     Net cash provided by operating activities         7,977       32,336

Investing Activities
Additions to property, plant and equipment          (119,565)    (52,108)
Proceeds from sale of assets                               0        2,452
Payments on notes receivable                              356         781
Other, net                                               627          25

           Net cash used in investing activities    (118,582)    (48,850)

Financing Activities
Payment of dividends on common stock                  (7,285)     (6,374)
Issuance of common stock                               52,091       1,355
Purchase of treasury stock                                  0      (1,503)
Reduction of long-term debt                             (923)       (898)
Net change in short-term debt                          62,050       1,700

Net cash provided by (used in) financing activities   105,933        (5,720)

Net change in cash and cash equivalents               (4,672)    (22,234)
Cash and cash equivalents at beginning of period       17,074      36,695

Cash and Cash Equivalents at End of Period          $  12,402   $  14,461



The accompanying Notes are an integral part of these statements.

STATEMENTS OF INCOME
ALABAMA GAS CORPORATION
(Unaudited)

                                    Three months ended   Six months ended
March 31,March 31,
 (in thousands)                        1997     1996      1997     1996

Operating Revenues                  $160,152 $162,143   $ 243,457  $  235,328

Operating Expenses
Cost of gas                           84,501   90,681     126,593     125,459
Operations                            21,649   20,647      43,298      40,590
Maintenance                            2,939    3,134       5,495       5,708
Depreciation                           5,798    5,143      11,557      10,251
Income taxes
    Current                          12,259   11,101      12,281       9,962
    Deferred, net                      (550)    (436)       416      1,758
    Dfrd invest tax credits, net       (121)    (121)      (243)       (243)
Taxes, other than income taxes        10,713   10,723      17,041      16,448

          Total operating expenses   137,188  140,872     216,438     209,933

Operating Income                      22,964   21,271      27,019      25,395

Other Income
Allow for funds used during const       165       346         301         687
Other, net                               (86)    (576)        288       (440)

          Total other income              79     (230)        589          247

Interest Charges
Interest on long-term debt             2,211    1,734       4,422        3,872
Other interest expense                   669      661       1,216        1,138

          Total interest charges       2,880    2,395       5,638        5,010

Net Income                          $ 20,163 $ 18,646   $  21,970      $20,632











The accompanying Notes are an integral part of these statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION
(Unaudited)


                                                    March  31, September 30,
(in thousands)                                         1997        1996


ASSETS
Property, Plant and Equipment
 Utility plant                                       $ 557,906   $ 544,643
Less accumulated depreciation                         277,218     268,110

         Utility plant, net                           280,688     276,533

Other property, net                                       347         394

Current Assets
Cash and cash equivalents                               3,750         803
Accounts receivable
         Gas                                           48,869      26,999
         Merchandise                                    1,784       1,730
         Other                                          3,358       2,955
         Affiliated companies                              0       10,582
         Allowance for doubtful accounts              (3,713)     (2,985)
Inventories, at average cost
         Storage gas                                   28,793      28,214
         Materials and supplies                         5,517       5,828
         Liquified natural gas in storage               2,869       2,417
Deferred gas costs                                      3,560       1,975
Amounts due from customers                             14,730       (589)
Deferred income taxes                                   5,120       6,344
Prepayments and other                                   3,001       5,150

           Total current assets                       117,638      89,423

Deferred Charges and Other Assets                      11,250       7,467

TOTAL ASSETS                                        $ 409,923   $ 373,817









The accompanying Notes are an integral part of these statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION
(Unaudited)



                                                      March 31,September 30,
(in thousands, except share data)                       1997      1996


CAPITAL AND LIABILITIES
Capitalization
Common shareholder's equity
  Common stock, $0.01 par value; 3,000,000
  shares authorized,1,972,052 shares outstanding
  at March 31, 1997, and September 30, 1996         $      20   $      20
         Premium on capital stock                      31,682      31,682
         Capital surplus                                2,802       2,802
         Retained earnings                            110,294      95,044

Total common shareholder's equity                     144,798     129,548
Cumulative preferred stock, $0.01 par value,
  120,000 shares authorized, issuable in series
  $4.70 Series                                              0            0
Long-term debt                                        125,000     125,000

         Total capitalization                         269,798     254,548

Current Liabilities
Notes payable to banks                                 24,000          0
Accounts payable
         Trade                                         25,609      23,758
         Affiliated companies                           3,732       1,512
Accrued taxes                                          21,347      18,067
Customers' deposits                                    17,840      17,364
Supplier refunds due customers                            270      16,668
Other amounts due customers                             2,140         489
Accrued wages and benefits                              6,714       4,459
Other                                                  13,305      10,611

           Total current liabilities                  114,957      92,928

Deferred Credits and Other Liabilities
Deferred income taxes                                  16,922      16,883
Accumulated deferred investment tax credits             3,373       3,617
Regulatory liability                                    4,069       5,038
Customer advances for construction and other              804         803

      Total deferred credits and other liabilities     25,168      26,341

Commitments and Contingencies                               0           0

TOTAL CAPITAL AND LIABILITIES                       $ 409,923   $ 373,817
The accompanying Notes are an integral part of these statements.
STATEMENTS OF CASH FLOWS
ALABAMA GAS CORPORATION
(Unaudited)



Six months ended March 31, (in thousands)               1997      1996

Operating Activities
Net Income                                          $ 21,970      $20,632
Adjustments to reconcile net income to net cash
provided by operating activities:
         Depreciation and amortization                 11,557      10,251
         Deferred income taxes, net                       416       1,758
         Deferred investment tax credits                (243)       (243)
         Net change in:
           Accounts receivable                       (21,599)    (32,411)
           Inventories                                  (720)      12,757
           Deferred gas costs                         (1,585)     (9,589)
           Accounts payable, gas purchases             5,580      17,691
           Accounts payable, other trade             (3,729)     (2,913)
           Other current assets and liabilities      (18,919)       4,533
           Other, net                                 (4,458)       (815)

Net cash provided by (used in) operating activities   (11,730)       21,651

Investing Activities
Additions to property, plant and equipment           (16,034)    (17,774)
Net advances from affiliates                           12,802       2,967
Other, net                                                629         (92)

           Net cash used in investing activities      (2,603)    (14,899)

Financing Activities
Payment of dividends on common stock                  (6,720)     (6,360)
Net change in short-term debt                          24,000          0

 Net cash provided by (used in) financing activities   17,280      (6,360)

Net change in cash and cash equivalents                 2,947         392
Cash and cash equivalents at beginning of period          803         727

Cash and Cash Equivalents at End of Period         $    3,750   $   1,119








The accompanying Notes are an integral part of these statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
ENERGEN CORPORATION AND ALABAMA GAS CORPORATION


1.   BASIS OF PRESENTATION

All adjustments to the unaudited financial statements which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods have been recorded. Such adjustments consisted of normal recurring items and immaterial adjustments. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended September 30, 1996, 1995, and 1994, included in the 1996 Annual Report of Energen Corporation (the Company) on Form 10-K. Certain reclassifications were made to conform prior years' financial statements to the current quarter presentation. The Company's primary business is seasonal in character and influenced by weather conditions. Results of operations for the interim periods are not necessarily indicative of the results which may be expected for the fiscal year.

2.   REGULATORY

As an Alabama utility, Alabama Gas Corporation (Alagasco) is subject to regulation by the Alabama Public Service Commission (APSC) which, in 1983, established the Rate Stabilization and Equalization (RSE) rate-setting process. RSE was extended with modifications in 1985, 1987 and 1990. On October 7, 1996, RSE was extended, without change, for a five-year period through January 1, 2002. Under the terms of that extension, RSE will continue after January 1, 2002, unless, after notice to the Company and a hearing, the Commission votes to either modify or discontinue its operation.

Under RSE as extended, the APSC conducts quarterly reviews to determine, based on Alagasco s projections and fiscal year-to-date performance, whether Alagasco s return on equity for the fiscal year will be within the allowed range of 13.15 percent to 13.65 percent. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each fiscal year, effective December 1, and cannot exceed 4 percent of prior-year revenues. RSE limits the utility s equity upon which a return is permitted to 60 percent of total capitalization and provides for certain cost control measures designed to monitor Alagasco's operations and maintenance (O&M) expense. If O&M expense per customer falls within 1.25 percentage points above or below the Consumer Price Index For All Urban Customers (index range), no adjustment is required. If O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent O&M per customer is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. Under RSE as extended, a $1.3 million annual decrease in revenue became effective October 1, 1996, and a $7.7 million annual increase became effective December 1, 1996.

Alagasco calculates a temperature adjustment to customers' monthly bills to remove the effect of departures from normal temperature on Alagasco s earnings. The calculation is performed monthly, and the adjustments to customers bills are made in the same billing cycle the weather variation occurs.

Alagasco s rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply, including Gas Supply Realignment (GSR) surcharges imposed by Alagasco s suppliers resulting from changes in gas supply purchases related to the implementation of Federal Energy Regulatory Commission (FERC) Order 636. The APSC on October 7, 1996, issued an order providing for the refund to customers prior to January 31, 1997 of approximately $17 million of supplier refunds, including interest. The Company refunded these amounts to customers during January 1997. The refunds were collected from a variety of sources and most relate to the settlement of rate case and FERC Order 636 proceedings of Southern Natural Gas Company (Southern) as described herein.

In accordance with APSC-directed regulatory accounting procedures, Alagasco in 1989 began returning to customers excess utility deferred taxes which resulted from a reduction in the federal statutory tax rate from 46 percent to 34 percent using the average rate assumption method. This method provides for the return to ratepayers of excess deferred taxes over the lives of the related assets. In 1993 those excess taxes were reduced as a result of a federal tax rate increase from 34 percent to 35 percent. Remaining excess utility deferred taxes of $2.3 million are being returned to ratepayers over approximately 14 years. At March 31, 1997, and September 30, 1996, a regulatory liability related to income taxes of $4.1 million and $5 million, respectively, was included in the consolidated financial statements.

FERC Regulation: In 1995 Southern filed a comprehensive settlement with the FERC in the form of a Stipulation and Agreement (the Settlement) to resolve all issues in Southern s six then-pending rate cases as well as to resolve all GSR and transition cost issues resulting from the implementation of FERC Order
636. Alagasco was a supporting party to the Settlement. The Settlement, as approved by the FERC, resolves all issues relating to GSR and other transition costs with respect to supporting parties. Alagasco estimates that it has a remaining GSR liability of approximately $0.1 million to be paid through December 1997 and approximately $0.8 million in other transition costs to be paid through June 1998. Because these costs will be recovered in full from its customers, Alagasco recorded a regulatory asset of $0.9 million and $2.2 million at March 31, 1997, and September 30, 1996, respectively.

3.   RECENT PRONOUNCEMENTS OF THE FASB

In fiscal 1997, the Company is required to adopt Statement of Financial Accounting (SFAS) No. 123, Accounting for Stock-Based Compensation, which establishes a fair value-based method of accounting for employee stock options. The Statement allows companies to continue to follow the accounting treatment prescribed by APB Opinion 25 with proper disclosure. The Company will continue to record its employee stock options under APB Opinion 25 and will make the required disclosures under SFAS 123.

In the second quarter, the Company adopted SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which provides accounting and reporting standards for such transactions. The adoption did not have a material impact on the financial statements.

In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, which specifics computation, presentation, and disclosure requirements for EPS. The Company is required to adopt the statement in its 1998 fiscal year, but management has not yet determined the impact on the financial statements.

4.   SUPPLEMENTAL CASH FLOW INFORMATION

ENERGEN CORPORATION


Six months ended March 31, (in thousands)           1997      1996
Interest paid, net of amounts capitalized         $ 7,242    $ 6,646
Income taxes paid                                 $ 3,124    $ 1,089
Noncash investing activities
   (capitalized depreciation and allowance
   for funds used during construction)            $   385    $   773

ALABAMA GAS CORPORATION

Six months ended March 31, (in thousands)          1997         1996

Interest paid                                     $ 4,623     $ 5,025
Income taxes paid                                 $ 5,827     $ 2,258
Noncash investing activities (capitalized
   depreciation and allowance for funds
   used during construction)                      $   385     $   773


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


Consolidated net income for the second quarter of fiscal 1997 was $30.5 million ($2.41 per share) and compared favorably with net income of $23.4 million ($2.13 per share) recorded in the same period last year. Taurus Exploration Inc. (Taurus), Energen's oil and gas exploration and production subsidiary, realized net income of $9.9 million which included a $1.7 million net benefit from the acquisition of San Juan Basin oil and gas properties. This doubling of income from the same period last year was primarily due to a 133 percent increase in oil and gas production volumes to 8 billion cubic feet
(Bcf) equivalent, a 15 percent rise in the average sales price for oil and gas production, and a significant increase in tax credits on coalbed methane production. Partially offsetting these gains were increases in depreciation, depletion and amortization (DD&A), interest and exploration expenses. Alagasco, Energen's natural gas utility, earned $20.2 million during the quarter. This $1.5 million increase from the same period last year primarily was due to Alagasco's earning within its allowed range of return on a higher level of equity representing investment in utility plant. Although weather in Alagasco's service area during the winter heating season was warmer than normal, a temperature adjustment mechanism in place since fiscal 1991 negated the impact of temperature variances on Alagasco's earnings.

For the 1997 fiscal year-to-date, Energen's net income totaled $33.7 million ($2.82 per share) compared with $25.7 million ($2.34 per share) for the first six months of fiscal 1996. Taurus's net income totaled $11.4 million and compared favorably with $5 million of net income in the first half of fiscal 1996. Alagasco's earnings increased $1.3 million to $22 million. Major factors contributing to Taurus's and Alagasco's financial success during the current period were the same as those influencing each subsidiary during the second quarter.

Revenues:

Natural gas distribution revenues varied only slightly in quarter and year-to-date comparisons. Significantly warmer than normal weather in Alagasco's service territory caused 21 and 17 percent decreases in residential sales volumes for the quarter and year-to-date, respectively; meanwhile, a higher commodity cost of gas, which is passed through rates to customers, largely offset the impact of weather in the quarter and more than offset the impact of weather in the six- months period. Neither temperature variances nor gas price fluctuations affect Alagasco's residential operating margins, however, as the temperature adjustment provision allows customer bills to be adjusted on a real-time basis to reflect usage under normal temperature conditions, and gas costs are passed through to the customer via the company's Gas Supply Adjustment rider.

Revenues from oil and gas production activities more than doubled in both periods. Oil and gas volumes increased 133 percent for the quarter and 127 percent for the year-to-date primarily due to the acquisition of producing properties with development potential and to prior-year discoveries coming on-line. Second quarter production of 8 Bcf equivalent (Bcfe) compared to 3.4 Bcfe of production in the same period last year, while production in the first half of the year totaled 13.5 Bcfe compared with 5.9 Bcfe in the first six months of fiscal 1996. The impact of higher production was magnified by increased average sales prices for gas and oil. After giving effect to hedged volumes, the average sales price of natural gas in the second quarter was $2.53 per MMcf and compared with $2.15 per MMcf in the prior-year period; in the year-to-date, gas prices averaged $2.35 per MMcf as compared with $1.97 per MMcf in the same period last year. Meanwhile, Taurus's sales price per barrel of oil averaged $19.39 in the second quarter vs $16.04 last year and $18.61 in the year-to-date vs $15.42 in the prior-year period.

The Company utilizes several instruments as hedges to manage its exposure to energy price fluctuations on the sale of oil and gas production. These instruments consist mainly of natural gas and crude oil futures contracts traded on the New York Mercantile Exchange, over-the-counter swaps with major energy derivative product specialists and fixed-price sales contracts. All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. For the remainder of the fiscal year, Taurus has entered into contracts and swaps for 12.3 Bcf of its gas production at an average contract price of $2.09 per Mcf and 262 MBbl of its oil production at an average contract price of $19.94 per barrel. The program has been extended into next fiscal year with contracts and swaps in place for 20.5 Bcf of gas production at an average contract price of $2.09 per Mcf and 33 MBbl of oil at an average contract price of $18.71per barrel. Hedged prices do not reflect any basis difference which may occur when open contracts are closed. Realized prices are anticipated to be lower than hedged prices due to basis difference and other factors. Although the Company is presently reviewing strategies to hedge basis differences for its San Juan properties, it has not hedged such difference to date.

Operating Expenses:

As with natural gas revenues, cost of gas was most influenced by weather and gas prices. In the quarter, weather-related decreases in residential sales volumes were partly offset by higher commodity cost of gas, resulting in a 7 percent overall decrease in cost of gas. For the year-to-date, cost of gas remained virtually the same, as the effect of warmer weather on purchased volumes was more than offset by increased commodity cost of gas.

Operations and maintenance expense (O&M) increased $4.9 million for the quarter and $8.9 million in the current year-to-date primarily due to the significant growth in production and acquisition activity at Taurus. Lease operating expenses increased $4.6 million and $6.9 million for the quarter and year-to-date, respectively. Utility O&M increases for the year-to-date largely were due to higher labor-related and marketing expenses.

Taurus's significantly higher production volumes generated the majority of the $3.5 million increase in DD&A for the quarter and the $6 million increase for the year-to-date. Included in the quarter was a $0.5 million increase in DD&A at Taurus related to a 10 Bcf anticipated reserve revision. Some of these properties have undeveloped reserves, the remaining development of which could impact the final adjustment. Absent offsetting positive adjustments on these properties, DD&A rates could be higher than originally anticipated in future periods. Normal plant growth at Alagasco also contributed to the year-to-date increase.

The Company's expense for taxes other than income primarily reflects various state and local business taxes at Alagasco, various payroll-related taxes and severance taxes at Taurus. State and local business taxes are generally based on gross receipts of Alagasco and fluctuate accordingly, while severance taxes are production-based.

During the past quarter, the Company has been examining the possibility of disposing of certain of its oil and gas properties which have 8 Bcf of proved reserves and had previously disclosed the possibility of a potential write-down to fair market value under SFAS No. 121 if the Company decided to dispose of the assets. Management has since determined that the properties may have development potential for Taurus and is presently pursuing options for development, either alone or with partners. Therefore, no write-down under SFAS 121 was required for these properties and, based on known facts and circumstances, no other properties are currently impaired.

Non-Operating Items:

Interest expense was greater by $2.6 million in the quarter and $4.1 million for the year-to-date primarily due to interest recorded in conjunction with the acquisition of oil and gas properties in the San Juan Basin. The Company also has increased borrowings under its short-term credit facilities and, in the fourth quarter of the prior year, issued $40 million in Energen medium-term notes (MTNs) to fund the aggressive growth strategy currently under way at Taurus. In addition, Alagasco issued $25 million in MTNs in the fourth quarter of the prior year to repay short-term debt used to fund customer refunds, gas storage inventory replacement and facilities upgrade and acquisition.

The Company's effective tax rates are lower than statutory federal tax rates primarily due to the recognition of nonconventional fuel tax credits and the amortization of investment tax credits. The Company's effective tax rates are expected to remain lower than statutory federal rates through December 31, 2002, as tax credits generated each year are expected to be fully recognized in the financial statements. Income tax expense remained virtually the same in both periods as the impact of higher consolidated pretax income was offset by significantly greater recognition of nonconventional fuel tax credits on an interim basis in the current year.



FINANCIAL POSITION AND LIQUIDITY


Current year operating cash flows decreased $24 million primarily due to the payout of approximately $17 million in supplier refunds to utility customers in January of 1997 (see Note 2). Generally, other changes in operating cash flows are the result of fluctuations in payables and receivables which are highly influenced by throughput and timing of payments.

Net cash used in financing activities rose to $118.6 million as Taurus continued its aggressive growth strategy. Taurus has added $103.5 million in capital acquisitions in the current year-to-date including the $77.8 million San Juan Basin acquisition during the second quarter.

Financing activities provided a source of $105.9 million in the current year-to-date primarily due to increased borrowings under Energen's short-term credit facilities used mainly to finance Taurus's acquisition and development strategy. In addition, Energen issued 1,725,000 shares of common stock in January 1997, generating net proceeds of $49.1 million.

FUTURE CAPITAL RESOURCES AND LIQUIDITY


The Company's previously-announced strategy to grow its oil and gas exploration and production subsidiary involves investing more than $400 million in the acquisition of producing properties with development potential and more than $100 million in exploration and related development in the five-year period ending September 30, 2000. During 1997 Taurus had anticipated investing approximately $100 million in property acquisitions and in the development of existing reserves and $20 million in exploration and development. Toward that end, during the second quarter, Taurus acquired approximately 225 Bcfe of oil and high BTU content natural gas reserves in the San Juan Basin from Burlington Resources Inc. for $77.8 million. An estimated 80 percent of the total proved reserves are developed and producing. Taurus plans to spend an additional $18.5 million over several years to fully develop these long-lived predominately natural gas reserves.

For the remainder of 1997, Taurus intends to continue to actively grow its oil and gas properties. Exclusive of new acquisitions, Taurus could invest up to $30 million in exploration and other development costs, approximately $11 million of which relates to the drilling of exploratory wells. It should be noted that Taurus's continued ability to invest in property acquisitions over the five-year period will be significantly influenced by industry trends as the producing property acquisition market has historically been cyclical.

To finance Taurus's investment program, the Company has and will continue to utilize its total available short-term credit facilities of $156 million to supplement internally generated cash flow, but long-term debt and equity will provide permanent financing. To that end, during fiscal 1996, Energen filed a $250 million shelf registration for debt and common stock. Under that registration, Energen issued $40 million of MTNs in September of 1996 and, in January 1997, issued 1,725,000 million shares of common stock generating $49.1 million. The Company plans to issue additional long-term debt during the remainder of fiscal 1997.

Utility capital expenditures could approximate $43.2 million in 1997 and primarily represent additions for normal distribution system expansion. Alagasco also will maintain an investment in storage working gas which is expected to average approximately $24 million in 1997. Alagasco anticipates funding these capital requirements through internally generated capital and the utilization of short-term credit facilities.

As referred to in Note 1, Alagasco received amounts from Southern Natural Gas Company and other suppliers in settlement of matters before FERC. During January 1997, the Company refunded to its customers these amounts, including interest, for a total of approximately $17 million.

Other: Energen and its subsidiaries are engaged in businesses that involve risks and uncertainties as well as significant estimates. Some of these include, but are not limited to, economic and competitive conditions, inflation rates, regulatory changes, financial market conditions, future business decisions, and other uncertainties, all of which are difficult to predict and most of which are beyond the control of the Company. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. The total amount or timing of actual future production may vary significantly from the amount of reserves previously disclosed. In the event Taurus is unable to fully invest its planned acquisition expenditures, future operating revenues and proved reserves would be negatively affected. The drilling of exploratory wells can involve significant risk including that related to timing, outcome and cost overrun. These risks can be impacted by lease and rig availability, complex geology and other factors. The Company's results of operations and cash flows also could be affected by changing oil and gas prices. Although Taurus makes use of futures contracts to mitigate risk, fluctuations in oil and gas prices may affect the Company's financial position and results of operation.

Recent Pronouncements of the FASB

In fiscal 1997, the Company is required to adopt Statement of Financial Accounting (SFAS) No. 123, Accounting for Stock-Based Compensation, which establishes a fair value-based method of accounting for employee stock options. The Statement allows companies to continue to follow the accounting treatment prescribed by APB Opinion 25 with proper disclosure. The Company will continue to record its employee stock options under APB Opinion 25 and will make the required disclosures under SFAS 123.

In the second quarter, the Company adopted SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which provides accounting and reporting standards for such transactions. The adoption did not have a material impact on the financial statements.

In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, which specifics computation, presentation, and disclosure requirements for EPS. The Company is required to adopt the statement in its 1998 fiscal year, but management has not yet determined the impact on the financial statements.










SELECTED BUSINESS SEGMENT DATA
ENERGEN CORPORATION

                                    Three months ended   Six months ended
                                        March 31,            March 31,
 (in thousands, except share data)     1997      1996      1997     1996

Natural Gas Distribution
Operating revenues (in thousands)
  Residential                        $112,372 $ 112,329 $ 167,895 $160,065
  Commercial and industrial - small    40,126    40,560    59,541   57,429
  Commercial and industrial - large        54        675       92      731
  Transportation                        9,290     8,788    17,843   16,945
  Other                                (1,691)     (209)   (1,915)     158

      Total                           $160,151 $ 162,143 $ 243,456 $235,328


Volumes sold and transported (thousands of Mcf)
  Residential                           14,369    18,187    21,551   25,977
  Commercial and industrial - small      5,708     7,003     8,736   10,382
  Commercial and industrial - large         10         9        17       18
  Transportation                        15,194    14,927    31,530   31,174

      Total                             35,281    40,126    61,834   67,551


Other data
  Depreciation and amortization        $ 5,798  $   5,143  $11,557   $10,251
  Capital expenditures                 $  9,834 $  11,110  $16,419   $18,547
  Operating income                     $ 34,552 $  31,815  $39,473   $36,872

Oil and Gas Exploration and Production
Operating revenues
  Natural gas                          $ 17,424 $   5,428 $  26,810 $  8,846
  Oil                                     3,546     2,404     6,331    3,707
  Other                                   1,821     1,012     3,347    1,929

    Total                               $ 22,791 $   8,844 $  36,488 $ 14,482


Sales volume, natural gas (thous of Mcf)  6,875      2,519    11,409   4,484
Sales volume, oil (thousands of barrels)    183        150       340     240
Avg sales price, natural gas (per Mcf)    $2.53   $   2.15   $  2.35   $1.97
Avg sales price - oil (per barrel)      $ 19.39   $ 16.04    $ 18.61   $15.42
Other data
  Deprec, depletion and amortization    $ 6,747   $ 3,895   $ 11,300   $6,466
  Capital expenditures                  $ 95,142  $14,685   $ 103,531  $34,300
  Exploration expenditures              $  1,301  $  175    $  1,946   $ 1,228
  Operating income                      $  7,197  $ 2,255   $ 10,958   $ 2,117


Other Business
  Depreciation and amortization     $  80     $ 131         $165      $   262
  Capital expenditures              $   0     $  34         $ 0       $    34
  Operating income                  $  77     $  51         $136      $   146

Eliminations and Corporate Expenses
  Operating loss                    $ (228)  $ (478)       $(1,014)   $  (719)


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

           27.1 Financial data schedule of Energen Corporation (for SEC purposes only)

           27.2 Financial data schedule of Alabama Gas Corporation (for SEC purposes only)

b.       Reports on Form 8-K

           No reports on Form 8-K were filed for the three months ended March 31, 1997.

                               SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ENERGEN CORPORATION
                                          ALABAMA GAS CORPORATION


May 15, 1997                              By/s/ Wm. Michael Warren, Jr.

                                          Wm. Michael Warren, Jr.
                                          Chief Executive Officer of Energen
                                          and all subsidiaries, President of
                                          Energen


May 15, 1997                              By/s/ G. C. Ketcham

                                          G. C. Ketcham
                                          Executive Vice President, Chief
                                          Financial Officer and Treasurer



May 15, 1997                              By/s/ Paula H. Rushing

                                          Paula H. Rushing
                                          Controller of Alagasco