Form 10-Q
period 1997-06-30
ENERGEN CORP; ALABAMA GAS CORP
filed 1997-08-14
CIK 277595, 3146

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

                           FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE
     30, 1997
                               OR

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

Indicate by a check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES X NO ____

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of August 12, 1997:

     Energen Corporation, $0.01 par value   13,170,624 shares
     Alabama Gas Corporation, $0.01 par value  1,972,052 shares

        ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
         FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

                       TABLE OF CONTENTS

                                                             Page

           PART I: FINANCIAL INFORMATION (Unaudited)


Item 1.   Financial Statements

     (a)  Consolidated Statements of Income of Energen
            Corporation. . . . . . . . . . . . . . . . . . . . . . . . . 3

     (b)  Consolidated Balance Sheets of Energen Corporation . . . . . . 4

          Consolidated Statements of Cash Flows of Energen
            Corporation. . . . . . . . . . . . . . . . . . . . . . . . . 6

     (d)  Statements of Income of Alabama Gas Corporation. . . . . . . . 7

     (e)  Balance Sheets of Alabama Gas Corporation. . . . . . . . . . . 8

     (f)  Statements of Cash Flows of Alabama Gas Corporation. . . . . .10

     (g)  Notes to Unaudited Financial Statements. . . . . . . . . . . .11

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . .14

     Selected Business Segment Data of Energen Corporation . . . . . . .18


                   PART II: OTHER INFORMATION

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . .19

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .19


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
ENERGEN CORPORATION AND SUBSIDIARIES
(Unaudited)

                                Three months ended    Nine months ended
                                     June 30,June 30,
 (in thousands,
except share data)                1997     1996        1997     1996


Operating Revenues
Natural gas
 distribution               $70,147  $77,225   $313,603  $312,553
Oil and gas production
 activities                  20,732    9,905     57,220    24,387


   Total operating
     revenues                90,879   87,130    370,823   336,940


Operating Expenses
Cost of gas                  30,519   37,577    155,891   161,645
Operations                   27,863   25,329     84,456    72,760
Maintenance                   2,951    2,657      8,461     8,451
Depreciation, depletion
 and amortization            14,413   10,588     37,435    27,567
Taxes, other than
 income taxes                 6,889    6,968     26,783    24,090


   Total operating
     expenses                82,635   83,119    313,026   294,513


Operating Income              8,244             4,011        57,797  42,427


Other Income (Expense)
Interest expense, net
 of amounts capitalized      (5,404)  (3,240)   (16,205)  (9,926)
Other, net                      348      260      2,678             1,966

   Total other income
     (expense)               (5,056)  (2,980)   (13,527)  (7,960)


Income Before
  Income Taxes                3,188     1,031   44,270              34,467
Income taxes                    181       (40)    7,555   7,688


Net Income                   $3,007     $1,071  $36,715 $26,779

Earnings Per Average
 Common Share                 $0.23      $0.10    $2.98   $2.44

Dividends Per Common Share    $0.30      $0.29    $0.90   $0.87

Average Common Shares
 Outstanding                 13,109     11,020   12,328  10,991


The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
ENERGEN CORPORATION AND SUBSIDIARIES


                                  June 30,     September 30,
                                    1997                 1996
(in thousands)                   (Unaudited)


ASSETS
Property, Plant and Equipment
Utility plant                      $ 569,307     $ 544,643
Less accumulated depreciation        282,413       268,110

Utility plant, net                   286,894       276,533

Oil and gas properties,
  successful efforts method          358,066       224,469
Less accumulated depreciation,
  depletion and amortization          71,586        60,152

Oil and gas properties, net          286,480       164,317

Other property, net                    4,157         4,066

Total property, plant
     and equipment, net              577,531       444,916

Current Assets
Cash and cash equivalents              8,838        17,074
Accounts receivable, net of
  allowance for doubtful
  accounts of $3,989 at
  June 30, 1997 and
  $3,002 at September 30, 1996        50,932        42,353
Inventories, at average cost
  Storage gas                         24,499        28,214
  Materials and supplies               7,280         7,704
  Liquefied natural
   gas in storage                      3,426         2,417
Deferred gas costs                     2,454         1,975
Amounts due from customers             5,043          (589)
Deferred income taxes                  8,374         7,995
Prepayments and other                  4,436         7,563

  Total current assets               115,282       114,706

Other Assets
Deferred taxes                           407          (972)
Deferred charges and other            11,101        10,760
  Total other assets                  11,508         9,788

TOTAL ASSETS                       $ 704,321     $ 569,410


The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS ENERGEN CORPORATION AND SUBSIDIARIES


                                    June 30,    September 30,
                                      1997               1996
(in thousands, except share data)  (Unaudited)


CAPITAL AND LIABILITIES
Capitalization
Preferred stock, cumulative
 $0.01 par value, 5,000,000
 shares authorized                   $    0       $    0
Common shareholders' equity
 Common stock, $0.01 par value;
  30,000,000 shares authorized,
  13,139,031 shares outstanding at
  June 30, 1997, and 11,162,634
  shares outstanding at
  September 30, 1996                     131           112
 Premium on capital stock            142,704        86,833
 Capital surplus                       2,802         2,802
 Retained earnings                   124,162        98,658

Total common shareholders' equity    269,799       188,405
Long-term debt                       279,622       195,545


   Total capitalization              549,421       383,950


Current Liabilities
Long-term debt due within one year     1,855         1,805
Notes payable to banks                34,000        59,000
Accounts payable                      37,317        32,659
Accrued taxes                         22,511        17,567
Customers' deposits                   17,167        17,364
Amounts due customers                  1,245        17,157
Accrued wages and benefits            13,599        11,584
Other                                 18,474        18,049

   Total current liabilities         146,168       175,185

Deferred Credits and
  Other Liabilities
Deferred credits and other             8,732        10,275

   Total deferred credits
     and other liabilities             8,732        10,275

Commitments and Contingencies              0             0


TOTAL CAPITAL AND LIABILITIES        $704,321      $569,410

The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
ENERGEN CORPORATION AND SUBSIDIARIES
(Unaudited)



Nine months ended June 30,
(in thousands)                       1997          1996


Operating Activities
Net income                           $ 36,715      $26,779
Adjustments to reconcile
   net income to net cash
   provided by (used in)
   operating activities:
 Depreciation, depletion
   and amortization                    37,440       27,567
 Deferred income taxes, net            (2,312)        (572)
 Deferred investment tax
   credits, net                          (366)        (365)
 Gain on sale of assets                  (898)        (670)
 Net change in:
   Accounts receivable                  (8,579)     (14,052)
   Inventories                           3,130        4,090
   Deferred gas cost                     (479)        (756)
   Accounts payable
     gas purchases                      3,713        6,696
   Accounts payable
     other trade                          945        3,610
   Other current assets
     and liabilities                  (11,230)      10,373
 Other, net                             1,292        1,240

   Net cash provided by
     operating activities              59,371       63,940


Investing Activities
Additions to property,
 plant and equipment                 (171,541)     (68,941)
Proceeds from sale of asset             1,688        2,478
Payments on notes receivable              428        1,179
Other, net                                940          (84)

   Net cash used in
    investing activities             (168,485)     (65,368)

Financing Activities
Payment of dividends on
  common stock                        (11,217)      (9,567)
Issuance of common stock               52,968        2,527
Purchase of treasury stock                  0       (1,978)
Issuance of long-term debt              84,416           0
Reduction of long-term debt              (923)        (898)
Net change in short-term debt         (24,366)     (13,300)
   Net cash provided by
    (used in) financing
    activities                        100,878      (23,216)


Net change in cash
  and cash equivalents                 (8,236)     (24,644)
Cash and cash equivalents
  at beginning of period               17,074       36,695

Cash and Cash Equivalents
  at End of Period                   $  8,838      $12,051




The accompanying Notes are an integral part of these financial statements.

STATEMENTS OF INCOME
ALABAMA GAS CORPORATION
(Unaudited)

                                Three months ended    Nine months ended
June 30,June 30,
 (in thousands)                    1997     1996      1997     1996

Operating Revenues          $70,147  $77,225  $313,603  $312,553


Operating Expenses
Cost of gas                  31,074    38,154  157,667   163,613
Operations                   19,742    20,333   63,040    60,923
Maintenance                   2,942     2,624    8,437     8,332
Depreciation                  5,906     5,410   17,463    15,661
Income taxes
 Current                     2,216      1,760  14,498     11,722
 Deferred, net              (1,249)      (938)   (833)       820
 Deferred investment
   tax credits, net           (122)      (122)    (365)     (365)
Taxes, other than
   income taxes              5,356      6,366    22,396   22,814

  Total operating
     expenses               65,865     73,587   282,303  283,520

Operating Income             4,282      3,638    31,300   29,033

Other Income
Allowance for funds
 used during construction       84        131       385      818
Other, net                      38        (88)      327     (528)

  Total other income          122       43      712      290

Interest Charges
Interest on long-term debt   2,210       1,733     6,632    5,605
Other interest expense         493         568     1,709    1,706


  Total interest charges    2,703        2,301     8,341   7,311


Net Income                  $1,701      $1,380   $23,671  $22,012





The accompanying Notes are an integral part of these financial statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION



                                   June  30,  September 30,
                                     1997         1996
(in thousands)                    (Unaudited)


ASSETS
Property, Plant and Equipment
Utility plant                      $569,307   $544,643
Less accumulated depreciation       282,413    268,110

Utility plant, net                  286,894    276,533

Other property, net                     342        394


Current Assets
Cash and cash equivalents             2,309        803
Accounts receivable
  Gas                                35,159     26,999
  Merchandise                         2,008      1,730
  Other                                 419      2,955
  Affiliated companies                2,691     10,582
  Allowance for doubtful
   accounts                          (3,963)    (2,985)
Inventories, at average cost
  Storage gas                        24,499     28,214
  Materials and supplies              5,473      5,828
  Liquefied natural gas
    in storage                        3,426      2,417
Deferred gas costs                    2,454      1,975
Amounts due from customers            5,043       (589)
Deferred income taxes                 6,590      6,344
Prepayments and other                 2,047      5,150

Total current assets                 88,155     89,423


Deferred Charges and
  Other Assets                        7,926      7,467


TOTAL ASSETS                       $383,317   $373,817





The accompanying Notes are an integral part of these financial statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION
(Unaudited)


                                    June 30,       September 30,
                                      1997              1996
(in thousands, except share data) (Unaudited)


CAPITAL AND LIABILITIES
Capitalization
Common shareholder's equity
Common stock, $0.01 par value;
   3,000,000 shares authorized,
  1,972,052 shares outstanding
  at June  30, 1997, and
  September 30, 1996                $     20         $     20
  Premium on capital stock            31,682           31,682
  Capital surplus                      2,802            2,802
  Retained earnings                  111,995           95,044


Total common shareholder's equity    146,499          129,548
Cumulative preferred stock,
   $0.01 par value, 120,000 shares
    authorized, issuable in
   series $4.70 Series                     0                0
Long-term debt                       125,000          125,000


  Total capitalization               271,499          254,548


Current Liabilities
Notes payable to banks                 8,000                0
Accounts payable
  Trade                               24,098           23,758
  Affiliated companies                     0            1,512
Accrued taxes                         21,927           18,067
Customers' deposits                   17,167           17,364
Supplier refunds due customers           269           16,668
Other amounts due customers              976              489
Accrued wages and benefits             5,666            4,459
Other                                  8,601           10,611

  Total current liabilities           86,704           92,928

Deferred Credits and
 Other Liabilities
Deferred income taxes                 17,287           16,883
Accumulated deferred
  investment tax credits               3,251            3,617
Regulatory liability                   3,864            5,038
Customer advances for
  construction and other                 712              803


  Total deferred credits
     and other liabilities            25,114           26,341


Commitments and Contingencies              0                0


TOTAL CAPITAL AND LIABILITIES       $383,317         $373,817


The accompanying Notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
ALABAMA GAS CORPORATION
(Unaudited)

Nine months ended June 30,
 (in thousands)                      1997             1996

Operating Activities
Net Income                          $23,671          $22,012
Adjustments to reconcile
net income to net cash
provided by operating
activities:
  Depreciation and amortization      17,463           15,661
  Deferred income taxes, net            158              820
  Deferred investment tax credits      (366)            (365)
  Net change in:
    Accounts receivable              (4,924)         (11,826)
    Inventories                       3,061            4,091
    Deferred gas costs                 (479)            (756)
  Accounts payable
     gas purchases                    3,713            6,696
  Accounts payable   other trade     (3,373)          (3,937)
  Other current assets and
     liabilities                    (15,630)          19,603
Other, net                           (1,796)          (3,245)

    Net cash provided by
      operating activities           21,498           48,754

Investing Activities
Additions to property,
  plant and equipment                (28,663)         (28,580)
Net advances from
  affiliates                           6,379           (7,967)
Other, net                             1,012             (265)

    Net cash used in
     investing activities            (21,272)         (36,812)

Financing Activities
Payment of dividends
  on common stock                     (6,720)          (9,555)
Net change in short-term debt          8,000                0

    Net cash provided by
     (used in) financing activities    1,280           (9,555)

Net change in cash and
 cash equivalents                      1,506            2,387
Cash and cash equivalents
 at beginning of period                  803              727
Cash and Cash Equivalents
 at End of Period                   $  2,309         $  3,114


The accompanying Notes are an integral part of these financial statements.

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

Under RSE as extended, the APSC conducts quarterly reviews to determine, based on Alagasco s projections and fiscal year-to-date performance, whether Alagasco s return on equity for the fiscal year will be within the allowed range of 13.15 percent to 13.65 percent. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each fiscal year, effective December 1, and cannot exceed 4 percent of prior-year revenues. RSE limits the utility s equity upon which a return is permitted to 60 percent of total capitalization and provides for certain cost control measures designed to monitor Alagasco s operations and maintenance (O&M) expense. If the change in O&M expense per customer falls within
1.25 percentage points above or below the Consumer Price Index For All Urban Customers (index range), no adjustment is required. If, however, the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. Under RSE as extended, a $1.3 million annual decrease in revenue became effective October 1, 1996, a $7.7 million annual increase became effective December 1, 1996, and a $1.5 million annual decrease became effective April 1, 1997.

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

In accordance with APSC-directed regulatory accounting procedures, Alagasco in 1989 began returning to customers excess utility deferred taxes which resulted from a reduction in the federal statutory tax rate from 46 percent to 34 percent using the average rate assumption method. This method provides for the return to ratepayers of excess deferred taxes over the lives of the related assets. In 1993 those excess taxes were reduced as a result of a federal tax rate increase from 34 percent to 35 percent. Remaining excess utility deferred taxes of $2.2 million are being returned to ratepayers over approximately 14 years. At June 30, 1997, and September 30, 1996, a regulatory liability related to income taxes of $3.9 million and $5 million, respectively, was included in the consolidated financial statements.

FERC Regulation: In 1995 Southern filed a comprehensive settlement with the FERC in the form of a Stipulation and Agreement (the Settlement) to resolve all issues in Southern s six then-pending rate cases as well as to resolve all GSR and transition cost issues resulting from the implementation of FERC Order 636. Alagasco was a supporting party to the Settlement. The Settlement, as approved by the FERC, resolves all issues relating to GSR and other transition costs with respect to supporting parties. Alagasco estimates that it has a remaining GSR liability of approximately $0.1 million to be paid through December 1997 and approximately $0.7 million in other transition costs to be paid through June 1998. Because these costs will be recovered in full from its customers, Alagasco recorded a regulatory asset of $0.8 million and $2.2 million at June 30, 1997, and September 30, 1996, respectively.

3.  SUBSEQUENT EVENTS

On July 22, 1997, Taurus closed on the purchase of approximately 10 billion cubic feet equivalent (Bcfe) of domestic oil and gas reserves from United Meridian Corporation (UMC) for $9.6 million. These properties are located in Texas and the Rocky Mountains, and are part of UMC's 1991 acquisition program in which Taurus already owned a 14 percent interest. Virtually all the reserves are proved producing.

During July 1997, the Company issued an additional $85 million aggregate principal amount of its Medium-Term Notes, Series A. The terms of the notes ranged from 5 to 30 years at interest rates from
6.6 percent to 7.6 percent. Net proceeds from the sale are being used to repay a portion of the short-term debt incurred by the Company to fund the acquisition of various oil and gas properties by Taurus. Short-term debt in the amount of $85 million has been reclassified to long-term in the consolidated balance sheet at June 30, 1997 to reflect the issuance.

On August 1,1997, Taurus acquired Amoco Corporation's Black Warrior Basin coalbed methane properties for $72 million. The properties include more than 260 producing wells and estimated net reserves of 90 billion cubic feet (Bcf). Substantially all the reserves are classified as proved producing. Net annual production from the Amoco wells currently exceeds 7 Bcf. Through the year 2002, production from all the wells qualifies for the nonconventional fuels tax credit.

4.  DERIVATIVE COMMODITY INSTRUMENTS

Taurus periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on oil and gas production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange and over-the-counter swaps and basis hedges with major energy derivative product specialists. These transactions are accounted for under the deferral (hedging) method of accounting. Under this method, any unrealized gains and losses are recorded as a current receivable/payable and a deferred gain/loss. Realized gains and losses are deferred until the hedged volumes are recognized in the income statement. These realized deferred gains and losses are reflected in current liabilities or current assets, respectively. Cash flows from derivative instruments are recognized as incurred through changes in working capital.

All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. To apply the deferral method of accounting, management must demonstrate that a high correlation exists between the value of the derivative commodity instrument and the value of the item hedged. Management uses the historic relationships between the derivative instruments and the sales prices of the hedged volumes to ensure that a high level of correlation exists.

5.   RECENT PRONOUNCEMENTS OF THE FASB

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

In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, which specifies computation, presentation, and disclosure requirements for EPS, and SFAS No. 129, Disclosures of Information about Capital Structure, which establishes standards for disclosing information about an entity's capital structure. The Company is required to adopt these statements in its 1998 fiscal year. In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires the reporting and display of comprehensive income and its components in an entity's financial statements, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be required. The Company is required to adopt these statements in fiscal year 1999. The impact of these pronouncements on the Company is currently being evaluated.

6.   SUPPLEMENTAL CASH FLOW INFORMATION

ENERGEN CORPORATION



Nine months ended June 30,
(in thousands)                        1997       1996

Interest paid, net of
 amounts capitalized                  $14,844    $10,846
Income taxes paid                     $ 5,140    $ 1,745
Noncash investing
 activities (capitalized
 depreciation and allowance
 for funds used during
 construction)                        $   508    $   944


ALABAMA GAS CORPORATION


Nine months ended June 30,
 (in thousands)                         1997        1996


Interest paid                         $ 9,570    $  8,866
Income taxes paid                     $10,016    $  3,535
Noncash investing activities
 (capitalized depreciation
  and allowance for funds
   used during construction)          $   508    $    944


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Consolidated net income for the third quarter of fiscal 1997 was $3.0 million ($.23 per share) and compared favorably with net income of $1.1 million ($.10 per share) recorded in the same period last year. Taurus Exploration Inc. (Taurus), Energen's oil and gas exploration and production subsidiary, realized net income of $1.2 million as compared to a net loss of $0.4 million in the same period last year, primarily due to a 113 percent increase in oil and gas production volumes to 9.3 billion cubic feet equivalent (Bcfe). Taurus also benefited from increased nonconventional fuels tax credits. Partially offsetting these gains were increased depreciation, depletion and amortization (DD&A) expense as well as increased interest expense. Alagasco, Energen's natural gas utility, earned $1.7 million during the third fiscal quarter. This $0.3 million increase from the same period last year primarily was due to Alagasco's earning within its allowed range of return on a higher level of equity representing investment in utility plant.

For the 1997 fiscal year-to-date, Energen's net income totaled $36.7 million ($2.98 per share) compared with $26.8 million ($2.44 per share) for the first nine months of fiscal 1996. Taurus's net income totaled $12.6 million and compared favorably with $4.7 million of net income in the first three fiscal quarters of 1996. Alagasco's earnings increased $1.7 million to $23.7 million. Major factors contributing to Taurus's and Alagasco's financial success during the year-to-date period were the same as those influencing each subsidiary during the third quarter. In addition, Taurus benefited from higher realized oil and gas prices.

Revenues:

Natural gas distribution revenues decreased 9.2 percent for the quarter as significantly warmer-than-normal weather in Alagasco's service territory contributed to a 32 percent decrease in residential sales volumes. For the year-to-date, weather that was 22 percent warmer than the prior year had the same negative impact on volumes, but a higher commodity cost of gas which is passed through rates to customers offset the impact of weather in the nine-month period. Neither temperature variances nor gas price fluctuations affect Alagasco's residential operating margins, however, as the temperature adjustment provision allows customer bills to be adjusted on a real-time basis to reflect usage under normal temperature conditions and gas costs are passed through to the customer via the company's Gas Supply Adjustment rider.

Revenues from oil and gas production activities more than doubled in both periods due largely to increased volumes and prices. Oil and gas volumes increased 113 percent for the quarter and 121 percent for the year-to-date primarily due to the acquisition of producing properties with development potential and to prior-year discoveries coming on-line. Third quarter production of 9.3 Bcfe compared to 4.4 Bcfe of production in the same period last year, while production in the first nine months of the year totaled
22.7 Bcfe compared with 10.3 Bcfe in the first nine months of fiscal 1996. After giving effect to hedged volumes, the average sales price of natural gas in the third quarter was $1.96 per Mcf as compared with $1.81 per Mcf in the prior-year period; in the year-to-date, gas prices averaged $2.19 per Mcf as compared with $1.90 per Mcf in the same period last year. Meanwhile, Taurus's sales price per barrel of oil averaged $18.03 in the third quarter versus $16.92 last year and $18.37 in the year-to-date versus $16.09 in the prior-year period.

The Company utilizes several instruments as hedges to manage its exposure to energy price fluctuations on the sale of oil and gas production. These instruments consist mainly of natural gas and crude oil futures contracts traded on the New York Mercantile Exchange, over-the-counter swaps and basis hedges with major energy derivative product specialists and fixed-price sales contracts. All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. At June 30, 1997, Taurus has entered into contracts and swaps for 7.3 Bcf of its gas production at an average contract price of $2.09 per Mcf and 153 MBbl of its oil production at an average contract price of $19.63 per barrel. The program has been extended into fiscal year 1998 with contracts and swaps in place for 26.5 Bcf of gas production at an average contract price of $2.14 per Mcf, and 433 MBbl of oil at an average contract price of $20.26 per barrel. For fiscal year 1999, there are contracts and swaps in place for 2.2 Bcf of gas production at an average contract price of $2.17 per Mcf. Realized prices are anticipated to be lower than hedged prices due to basis difference and other factors. To help mitigate this variance, the Company recently hedged the basis difference on
11.2 Bcf of its 1998 and 1999 San Juan Basin production.

Operating Expenses:

As with natural gas revenues, cost of gas is typically influenced by weather and gas prices. In the quarter, weather-related decreases in residential sales volumes coupled with a relatively stable commodity cost of gas resulted in an 18.8 percent overall decrease in cost of gas for the quarter. For the year-to-date, cost of gas decreased 3.6 percent, as the effect of warmer weather was partially offset by increased commodity cost of gas.

Operations and maintenance expense (O&M) increased $2.8 million for the quarter and $11.7 million in the current year-to-date primarily due to the significant growth in production and acquisition activity at Taurus. In the quarter, lease operating expenses (LOE) increased $2.8 million, while utility O&M remained relatively stable. For the year-to-date, Taurus's LOE rose $7.4 million and, at the utility, labor and related expenses and marketing costs increased.

Taurus's significantly higher production volumes generated the majority of the $3.8 million increase in DD&A for the quarter and the $9.9 million increase for the year-to-date. However, that increase was somewhat offset by lower DD&A rates due to the addition of long-lived assets in the current year. Included in the year-to-date was a $0.5 million increase in DD&A at Taurus related to a 10 Bcf anticipated reserve revision. Some of these properties have undeveloped reserves, the remaining development of which could impact the final adjustment; accordingly future DD&A rates could be higher than currently anticipated. Normal plant growth at Alagasco contributed $0.5 million of the increase for the quarter and $1.8 million for the year-to-date.

The Company's expense for taxes other than income primarily reflects various state and local business taxes at Alagasco, and various payroll-related taxes and severance taxes at Taurus. State and local business taxes are generally based on gross receipts of Alagasco and fluctuate accordingly, while severance taxes are based on the value of production.

The Company has been examining the possibility of disposing of certain of its oil and gas properties which have 8 Bcf of proved reserves and had previously disclosed the possibility of a potential write-down to fair market value under SFAS No. 121 if the Company decided to dispose of the assets. Management has since determined that the properties may have development potential for Taurus and is actively pursuing options for development, either alone or with partners. Therefore, no write-down under SFAS 121 was required for these properties and, based on known facts and circumstances, no other properties are currently impaired.

Non-Operating Items:

Interest expense increased by $2.2 million in the quarter and $6.3 million for the year-to-date primarily due to interest recorded in conjunction with the acquisition of oil and gas properties in the San Juan Basin. The Company also has increased borrowings under its short-term credit facilities and, in the fourth quarter of the prior year, issued $40 million in Energen medium-term notes (MTNs) to fund the aggressive growth strategy currently under way at Taurus. In addition, Alagasco issued $25 million in MTNs in the fourth quarter of the prior year to repay short-term debt used to fund customer refunds, gas storage inventory replacement and facilities upgrade and acquisition.

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




FINANCIAL POSITION AND LIQUIDITY


Operating cash flow was $59.4 million compared to $63.9 million in the prior year. As previously discussed, the Company benefited from significantly higher oil and gas production volumes and higher realized oil and gas prices in the current year; however, the January 1997 payout to utility customers of approximately $17 million in supplier refunds (see Note 2) combined with other working capital items, which are highly influenced by throughput and timing of payments, to more than offset that increase.

The Company invested $168.5 million primarily to fund Taurus's continued aggressive growth strategy. In the current year, Taurus has added $143 million in capital expenditures including the $77 million San Juan Basin acquisition of approximately 225 Bcfe of proved reserves, the $8.2 million acquisition of an estimated 10.7 Bcfe of reserves in southwest Mississippi from Griffin and Griffin Oil Company, and the $16 million investment for a 9 percent interest in a joint venture in the Cotton Valley Pinnacle Reef area. Utility expenditures year-to-date totaled $28.3 million.

Financing activities provided a source of $100.9 million in the current year primarily due to the issuance of $85 million of medium-term notes in July 1997. The $84.4 million in proceeds were used to repay short-term debt incurred mainly to finance Taurus's acquisition and development strategy. In addition, Energen issued 1,725,000 shares of common stock in January 1997, generating net proceeds of $49.1 million.

FUTURE CAPITAL RESOURCES AND LIQUIDITY


The Company's previously-announced strategy to grow its oil and gas exploration and production subsidiary involves investing more than $400 million in the acquisition of producing properties with development potential and more than $100 million in exploration and related development in the five-year period ending September 30, 2000. In the second quarter, Taurus acquired approximately 225 Bcfe of oil and gas reserves in the San Juan Basin for $77 million and plans to spend an additional $18.5 million over several years to fully develop these long-lived reserves. In the third quarter, Taurus spent $8.2 million to purchase approximately 10.7 Bcfe of proved reserves in southwest Mississippi from Griffin and Griffin Oil Company. Approximately 85 percent of the estimated proved reserves are gas and almost 60 percent are developed and producing. Taurus plans to spend an additional $1.2 million to develop the remaining 4.5 Bcfe of behind-pipe and proved undeveloped reserves. In three smaller transactions, Taurus acquired 5.6 Bcfe of predominantly natural gas reserves in Texas and Louisiana for $3.3 million. Approximately 40 percent of the proved reserves are developed and producing, and the Company expects to spend an additional $3.2 million to fully develop the remaining behind-pipe and proved undeveloped reserves. Also in June, Taurus invested $16 million for a 9 percent interest in a joint venture with Sonat Exploration and United Meridian Corporation for future exploration of the Cotton Valley Pinnacle Reef trend.

Since third quarter end, Taurus has made another major acquisition. On August 1st, the Company completed its purchase of Amoco Corporation's Black Warrior Basin coalbed methane properties for $72 million. The transaction included over 260 producing wells and estimated net proved reserves of 90 Bcf. Substantially all of the reserves are classified as proved producing. (For additional information, see Part II, Item 5). In addition, Taurus spent $9.6 million in July to purchase approximately 10 Bcfe of domestic oil and natural gas reserves located in Texas and the Rocky Mountains from United Meridian Corporation.

During the remainder of 1997, exclusive of new acquisitions, Taurus could spend another $9 million related to the drilling of exploratory wells. It should be noted that Taurus's continued ability to invest in property acquisitions over the five-year period ending September 30, 2000 will be significantly influenced by industry trends as the producing property acquisition market has historically been cyclical.

To finance Taurus's investment program, the Company will continue to utilize its total available short-term credit facilities to supplement internally generated cash flow, with long-term debt and equity providing permanent financing. To that end, in September 1996, Energen filed a $250 million shelf registration for debt and common stock. Under that registration, Energen issued $40 million aggregate principal amount of its Medium-Term Notes, Series A (Series A MTNs) in September 1996 and, in January 1997, issued 1.7 million shares of common stock generating $49.1 million in proceeds. During July 1997, Energen issued an additional $85 million of Series A MTNs, the proceeds from which
were used to repay short-term debt.   Short-term debt in the
amount of $85 million has been reclassified to long-term in the consolidated balance sheet at June 30, 1997 to reflect the issuance. During the current year, Energen has increased its available short-term credit facilities by $10 million to $166 million to accommodate the Taurus strategy.

Utility capital expenditures could approximate $43.2 million in 1997 and primarily represent additions for normal distribution system expansion. Alagasco also will maintain an investment in storage working gas which is expected to average approximately $24 million in 1997. The utility anticipates funding these capital requirements through internally generated capital and the utilization of short-term credit facilities.

As referred to in Note 1, Alagasco received amounts from Southern Natural Gas Company and other suppliers in settlement of matters before FERC. During January 1997, the Company refunded to its customers these amounts, including interest, for a total of approximately $17 million.

Forward-Looking Statements and Risks: Certain statements in this report, including statements of the Company's and management's expectations, intentions, plans and beliefs, are forward-looking statements that are dependent on certain events, risks and uncertainties that may be outside the Company's control. Some of these include, but are not limited to, economic and competitive conditions, inflation rates, regulatory changes, financial market conditions, future business decisions, and other uncertainties, all of which are difficult to predict and most of which are beyond the control of the Company. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. The total amount or timing of actual future production may vary significantly from the amount of reserves previously disclosed. In the event Taurus is unable to fully invest its planned acquisition expenditures, future operating revenues and proved reserves could be negatively affected. The drilling of exploratory wells can involve significant risk including that related to timing, outcome and cost overrun. These risks can be impacted by lease and rig availability, complex geology and other factors. The Company's results of operations and cash flows also could be affected by changing oil and gas prices. Although Taurus makes use of futures contracts to mitigate risk, fluctuations in oil and gas prices may affect the Company's financial position and results of operation.

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

In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, which specifies computation, presentation, and disclosure requirements for EPS, and SFAS No. 129, Disclosures of Information about Capital Structure, which establishes standards for disclosing information about an entity's capital structure. The Company is required to adopt these statements in its 1998 fiscal year. In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires the reporting and display of comprehensive income and its components in an entity's financial statements, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be required. The Company is required to adopt these statements in fiscal year 1999. The impact of these pronouncements on the Company is currently being evaluated.

SELECTED BUSINESS SEGMENT DATA
ENERGEN CORPORATION


                                Three months ended    Nine months ended
                          June 30, June 30,
(in thousands,
 except share data)       1997     1996      1997   1996

Natural Gas Distribution
Operating revenues
   (in thousands)
Residential               $42,218  $51,250  $210,113 $211,315
Commercial and
 industrial - small        15,769  19,091    75,310    76,520
Commercial and
 industrial - large           144      27       236       758
Transportation              7,805   6,706    25,648    23,652
Other                       4,211      151    2,296       308


     Total                $70,147  $77,225 $313,603  $312,553


Volumes sold and
 transported(thousands
 of Mcf)
  Residential               4,528    6,695   26,079    32,672
  Commercial and
   industrial - small       2,217    3,028   10,953    13,410
  Commercial and
   industrial -large            4        5       21        24
  Transportation           15,432   14,758   46,962    45,932


     Total                 22,181   24,486   84,015    92,038


Other data
  Depreciation and
   amortization           $5,906   $5,410    $17,463  $15,661
  Capital expenditures    $12,629  $10,977   $29,048  $29,524
  Operating income        $5,121   $4,338    $44,592  $41,210


Oil and Gas Exploration
 and Production
Operating revenues
  Natural gas             $15,321   $5,774   $42,131  $14,620
  Oil                       4,372    3,266    10,703    6,973
  Other                     1,039       865     4,386    2,794


Total                     $20,732    $9,905  $57,220   $24,387


Sales volume -
 natural gas
 (thousands of Mcf)         7,831    3,192   19,240     7,676
Sales volume - oil
 (thousands of barrels)       243      193      583       433
Average sales price -
 natural gas (per Mcf)    $  1.96  $  1.81   $ 2.19    $ 1.90
Average sales price  -
 oil (per barrel)         $ 18.03  $ 16.92   $18.37    $16.09
Other data
  Depreciation, depletion
    and amortization      $ 8,427  $5,050    $19,727  $11,516
  Capital expenditures    $39,472  $6,016   $143,003  $40,316
  Exploration
    expenditures          $ 1,716  $1,771    $ 3,662  $ 2,999
  Operating income        $ 3,286  $ (197)   $14,244  $ 1,920


Other Business
  Depreciation and
   amortization           $    80  $  128    $   245   $  390
  Capital expenditures    $     0  $   27    $     0   $   45
Operating income          $    67  $   99    $   205   $  245

Eliminations and
 Corporate Expenses
Operating loss            $ (230)  $(229)   $  (1,244) $(948)


PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On August 1, 1997, Taurus acquired Amoco Corporation's Black Warrior Basin coalbed methane properties for $72 million. The properties include more than 260 producing wells and estimated net proved reserves of 90 Bcf. Substantially all the reserves are classified as proved producing. Net annual production from the Amoco wells currently exceeds 7 Bcf. Through the year 2002, production from all the wells qualifies for the nonconventional fuels tax credit. The Company used funds from its short-term credit facilities to finance this acquisition. (For additional information regarding the funding of Taurus's investment program, see Part I, Item 2, Future Capital Resources and Liquidity.) The Company previously announced this acquisition on Form 8-K filed with the Securities and Exchange Commission on July 9, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   27.1 Financial data schedule of Energen Corporation (for SEC purposes only)

   27.2  Financial data schedule of Alabama Gas Corporation (for
SEC purposes only)

b. Reports on Form 8-K

   No reports on Form 8-K were filed for the three months ended
June 30, 1997.

   A report on Form 8-K dated July 9, 1997 was filed with the Commission to report Taurus's acquisition of the properties referred to in Part II, Item 5.

   A report on Form 8-K dated August 11, 1997 was filed with the Commission to report the commencement of a solicitation of consents to certain proposed amendments (i) to the Indenture dated as of January 1, 1992 among Energen and Boatmen's Trust Company, as trustee (the Trustee), pursuant to which Energen's 8% Debentures due February 1, 2007 were issued and (ii) to the Indenture dated as of March 1, 1993 among Energen and the Trustee, pursuant to which Energen's Series 1993 Notes were issued.

                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ENERGEN CORPORATION
                           ALABAMA GAS CORPORATION


     August 14, 1997       By/s/ Wm. Michael Warren, Jr.
                             Wm. Michael Warren, Jr.
                             Chief Executive Officer
                             of Energen and all subsidiaries,
                             President of Energen



    August 14, 1997        By/s/ G. C. Ketcham
                             G. C. Ketcham
                             Executive Vice President, Chief
                             Financial Officer and Treasurer



   August 14, 1997         By/s/ Paula H. Rushing
                             Paula H. Rushing
                                     Controller of Alagasco