Form 10-K405
period 1997-09-30
ENERGEN CORP; ALABAMA GAS CORP
filed 1997-12-22
CIK 277595, 3146

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED SEPTEMBER 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

COMMISSION                                                     IRS EMPLOYER
  FILE                                     STATE OF           IDENTIFICATION
  NUMBER          REGISTRANT            INCORPORATION              NUMBER
-------------------------------------------------------------------------------

1-7810      Energen Corporation            Alabama              63-0757759
2-38960     Alabama Gas Corporation        Alabama              63-0022000

                             2101 Sixth Avenue North
                            Birmingham, Alabama 35203
                                 (205) 326-2700
                             http://www.energen.com

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

Aggregate market value of the voting stock held by non-affiliates of the registrants as of December 10, 1997:
       Energen Corporation                                      $562,453,654

Indicate number of shares outstanding of each of the registrant's classes of common stock as of December 10, 1997:
       Energen Corporation                                 14,476,686 shares
       Alabama Gas Corporation                              1,972,052 shares

Alabama Gas Corporation meets the conditions set forth in General Instruction J(1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format pursuant to General Instruction J(2).

                      DOCUMENTS INCORPORATED BY REFERENCE

- Energen Corporation Proxy Statement to be filed on or about December 22, 1997 (Part III, Item 10-13)
- Portions of Energen Corporation 1997 Annual Report to Stockholders are incorporated by reference into Part II, Items 5, 6, 7, and 8 of this report

                               ENERGEN CORPORATION
                          1997 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                                                               PAGE

                                                      PART I

Item 1.           Business.......................................................................................3

Item 2.           Properties.....................................................................................8

Item 3.           Legal Proceedings..............................................................................8

Item 4.           Submission of Matters to a Vote of Security Holders............................................8


                                                      PART II


Item 5.           Market for Registrant's Common Stock and Related Stockholder Matters..........................11

Item 6.           Selected Financial Data.......................................................................11

Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.....................................................................11

Item 8.           Financial Statements and Supplementary Data...................................................11

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................................................11


                                                     PART III

Item 10.          Directors and Executive Officers of the Registrants...........................................12

Item 11.          Executive Compensation........................................................................12

Item 12.          Security Ownership of Certain Beneficial Owners and Management................................12

Item 13.          Certain Relationships and Related Transactions................................................12


                                                      PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................13

                      (This page intentionally left blank)

    This Form 10-K is filed on behalf of Energen Corporation (Energen or the
                Company) and Alabama Gas Corporation (Alagasco).

PART I

ITEM 1.      BUSINESS

GENERAL

Energen is a Birmingham-based diversified energy holding company engaged in natural gas distribution and oil and natural gas exploration and production activities. Its two major subsidiaries are Alabama Gas Corporation (Alagasco) and Taurus Exploration Inc. (Taurus).

Energen was incorporated in Alabama in 1978 in connection with the reorganization of its largest subsidiary, Alagasco. Alagasco was formed in 1948 by the merger of Alabama Gas Company into Birmingham Gas Company, the predecessors of which had been in existence since the late 1800s. Alagasco became a public company in 1953. Taurus was formed in 1971 as a subsidiary of Alagasco and became a subsidiary of Energen in the 1978 reorganization.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The information required by this item is incorporated by reference from Note 15, Industry Segment Information, to the Consolidated Financial Statements of the 1997 Annual Report to Shareholders and is attached herein as Part IV, Item 14,
Exhibit 13.

NARRATIVE DESCRIPTION OF BUSINESS

-   NATURAL GAS DISTRIBUTION

    GENERAL: Alagasco is the largest natural gas distribution utility in the state of Alabama. Alagasco purchases natural gas through interstate and intrastate marketers and suppliers and distributes the purchased gas through its distribution facilities for sale to residential, commercial and industrial customers and other end-users of natural gas. Alagasco also provides transportation services to industrial and commercial customers located on its distribution system. These transportation customers, acting on their own or using Alagasco as their agent, purchase gas directly from producers, marketers or suppliers and arrange for delivery of the gas into the Alagasco distribution system; Alagasco then charges a fee to transport this customer-owned gas through its distribution system to the customer's facility. Alagasco acted as agent for approximately 98 percent of its transportation customers in fiscal year 1997.

    Alagasco's service territory is located in central Alabama and in parts of north Alabama and includes more than 185 cities and communities in 27 counties. The aggregate population of the counties served by Alagasco is estimated to be 2.3 million. Among the cities served by Alagasco are Birmingham, the center of the largest metropolitan area in Alabama, and Montgomery, the state capital. During fiscal year 1997, Alagasco served an average of 422,878 residential customers, 34,432 small commercial and industrial customers, and 54 large commercial and industrial customers.

    The Alagasco distribution system includes approximately 8,950 miles of main and more than 9,800 miles of service lines, odorization and regulation facilities, and customer meters. Alagasco also operates two liquefied natural gas (LNG) facilities which it uses to meet peak demand.

    APSC REGULATION: As an Alabama utility, Alagasco is subject to regulation by the Alabama Public Service Commission (APSC). Alagasco's rate-setting process, Rate Stabilization and Equalization (RSE), was established by the APSC in 1983, was extended with modifications in 1985, 1987 and 1990, and was further extended in 1996. RSE replaces the traditional utility rate case with quarterly reviews and adjustments designed to give

     Alagasco an opportunity to earn a return on average equity at year-end within a designated range, which presently is 13.15 percent to 13.65 percent. Alagasco has earned at or near its allowed range since fiscal 1990, when RSE was modified to include a forward-looking test year. Most recently, on October 7, 1996, the APSC unanimously voted to extend RSE without change for a five-year period, through January 1, 2002. Under the terms of the extension, RSE will continue after January 1, 2002, unless, after notice to the Company and a hearing, the APSC votes to modify or discontinue its operation.

     Under RSE as extended, the APSC conducts quarterly reviews to determine, based on Alagasco's projections and fiscal year-to-date performance, whether Alagasco's return on equity for the fiscal year will be within the allowed range. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each fiscal year, effective December 1, and cannot exceed 4 percent of prior-year revenues. RSE limits the utility's equity upon which a return is permitted to 60 percent of total capitalization and provides for certain cost control measures designed to monitor Alagasco's operations and maintenance expenses (O&M). If the change in O&M per customer falls within 1.25 percentage points above or below the Consumer Price Index for All Urban Customers (index range), no adjustment is required. If the change in O&M per customer exceeds the index range, three quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments.

     In 1990 the APSC approved a temperature adjustment rider to Alagasco's rate tariff designed to mitigate the earnings impact of variances from normal temperatures. Alagasco performs this real-time temperature adjustment calculation monthly, and the adjustments to customers' bills are made in the same billing cycle in which the weather variations occurred.

     Alagasco's rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply, including Gas Supply Realignment (GSR) surcharges. These surcharges were imposed by Alagasco's suppliers as a result of changes in gas supply purchases related to the implementation of Federal Energy Regulatory Commission (FERC) Order
     636. On October 7, 1996, the APSC issued an order providing for the refund to customers of approximately $17 million of supplier refunds, including interest. Alagasco refunded these amounts to customers during January 1997. The refunds were collected from a variety of sources and most related to the settlement of rate case and FERC Order 636 proceedings of Southern Natural Gas Company (Southern).

     GAS SUPPLY: Alagasco's distribution system is connected to and has firm transportation contracts with two major interstate pipeline systems -- Southern and Transcontinental Gas Pipe Line Corporation (Transco). On Southern's system, Alagasco has 250,924 Mcfd (thousand cubic feet per day) of No-Notice Firm Transportation service through October 31, 2008, and 91,946 Mcfd, 40,000 Mcfd and 10,000 Mcfd of Firm Transportation service through October 31 of 2008, 2002, and 1998, respectively. Alagasco also has 12,426,687 Mcf of storage capacity on Southern's system, with a maximum withdrawal rate of 250,924 Mcfd and a maximum injection rate of 95,590 Mcfd. The Transco Firm Transportation contract, which expires in 2002, provides for up to 100,000 Mcfd. As a result, Alagasco has a peak day firm interstate pipeline transportation capacity of 492,870 Mcfd.

     Alagasco purchases gas from various gas producers and marketers, including affiliates of Southern and Transco, and from certain intrastate producers and marketers. Alagasco has contracts in place to purchase up to 281,468 Mcfd of firm supply, of which 241,946 Mcfd is supported by firm transportation on the Transco and Southern systems and approximately 24,000 Mcfd is purchased at the city gate under intrastate firm supply contracts. These firm supply volumes along with Alagasco's maximum withdrawal from storage of 250,924 Mcfd and LNG peak-shaving capacity of 200,000 Mcfd, give Alagasco a peak day firm supply of 732,392 Mcfd. Alagasco also utilizes the Southern and Transco pipeline systems to access spot market gas in order to supplement its firm system supply and serve its industrial and large commercial transportation customers.

     RATE FLEXIBILITY AND COMPETITION: The price of natural gas is a significant competitive factor in Alagasco's service territory, particularly among large commercial and industrial customers. Propane, coal and fuel oil are readily available, and many industrial customers have the capability to switch to alternate fuels and/or alternate sources of gas. In the residential and small commercial and industrial markets, electricity is the principal competitor.

     With the support of the APSC, Alagasco has implemented a variety of flexible rate strategies to help it compete for the large customers' gas load in the deregulated marketplace. Rate flexibility remains critical as the utility faces intense competition for the large customer load. To date, the utility has been effective in utilizing its flexible rate strategies to limit bypass and minimize price-based switching to alternate fuels and alternate sources of gas.

     In 1994 Alagasco implemented the P Rate in response to the competitive challenge of interstate pipeline capacity release. Under this tariff provision, Alagasco releases much of its excess pipeline capacity and repurchases it as agent for its transportation customers under 12 month contracts. The transportation customers benefit from lower pipeline costs. Alagasco's core market customers benefit, as well, since the utility uses the revenues received from the P Rate to decrease gas costs for its residential and small commercial and industrial customers. In fiscal 1997, approximately 280 of Alagasco's transportation customers utilized the P Rate, and the resulting reduction in core market gas costs totaled approximately $9 million.

     The Competitive Fuel Clause (CFC) and Transportation Tariff also have been important to Alagasco's ability to compete effectively for customer load in its service territory. The CFC allows Alagasco to adjust large customer rates on a case-by-case basis to compete with alternate fuels and alternate sources of gas. The GSA rider to Alagasco's tariff increases the rates paid by other customers to recover the reduction in rates allowed under the CFC because the retention of any customer, particularly large commercial and industrial customers, benefits all customers by recovering a portion of the system's fixed costs. The Transportation Tariff allows Alagasco to transport gas for customers rather than buy and resell it to them. The Transportation Tariff is based on Alagasco's sales profit margin, so net income is unaffected. The Transportation Tariff also may be adjusted under the CFC.

     Alagasco also uses long-term special contracts as a vehicle for retaining large customer load. At the end of fiscal 1997, 35 of the utility's largest commercial and industrial customers were under special contracts of varying lengths.

     During 1997 substantially all of Alagasco's large commercial and industrial customer deliveries were the transportation of customer-owned gas. In addition, Alagasco served as gas purchasing agent for approximately 98 percent of its transportation customers.

     Natural gas service available to Alagasco customers generally falls into two categories: interruptible and firm. Interruptible service is contractually subject to interruption by Alagasco for various reasons, the most common of which is curtailment of industrial customers during periods of peak residential heating demand. Firm service, in general, is not subject to interruption and, therefore, is more expensive. Firm service is generally provided to residential and small commercial and industrial customers, while interruptible service is generally provided to large commercial and industrial customers which typically have the capacity to reduce gas consumption by adjusting their production schedules or by switching to alternate fuels during periods of interruption. Deliveries of sales and transportation gas totaled 106,533 million cubic feet (MMcf) in fiscal 1997.

     GROWTH: Customer growth presents a major challenge for Alagasco, and its low customer growth rate in 1997 underscores the utility's mature nature and the slow-growth character of its service territory. Customer growth in fiscal 1997 was less than 1 percent. At the same time, the utility penetrated 89 percent of the new single-family homes built in its service territory and 27 percent of the new multi-family construction. Meanwhile, Alagasco's saturation rate of approximately 70 percent exceeds the national average of approximately 51 percent.

     A vehicle for supplementing Alagasco's normal growth continues to be Alagasco's municipal acquisition program. Since 1985 Alagasco has acquired 22 municipally-owned systems, adding more than 42,000 customers through initial system purchases and subsequent customer additions. Alagasco has been successful in increasing the systems' relatively low saturation rates subsequent to purchase through a variety of marketing efforts including offering natural gas service to propane customers already situated on the municipal system's lines, expanding into nearby neighborhoods that desire natural gas service, and marketing natural gas appliances to existing and new customers. Approximately 80 municipal systems representing about 250,000 customers remain in Alabama. Although Alagasco did not acquire any new municipal gas systems in 1997, it continues to pursue their purchase and company management believes they offer future growth opportunities.

     WEATHER: Alagasco's gas distribution business is highly seasonal since a material portion of the utility's total sales and delivery volumes is to customers (principally residential and small commercial and industrial) whose use varies depending upon temperature. Alagasco's rate tariff includes a temperature adjustment rider which is designed to mitigate the effect of departures from normal temperature on Alagasco's earnings. The calculation is performed monthly, and adjustments are made to customers' bills in the actual month the weather variation occurs.

     ENVIRONMENTAL MATTERS: Alagasco is in the chain of title of eight former manufactured gas plant sites and five manufactured gas distribution sites. It still owns four of the plant sites and one of the distribution sites. Preliminary investigations do not indicate the present need for remediation activities. Management expects that, should remediation of any such sites be required in the future, Alagasco's share of any associated costs will not materially affect the results of its operations or financial condition.

     OTHER: For a discussion of risks inherent in the Company's businesses, see Management's Discussion and Analysis in the 1997 Annual Report to Shareholders (pages 27 and 28) which is attached herein as Part IV, Item 14, Exhibit 13.

-   OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES

    GENERAL: Taurus is involved primarily in the acquisition and development of producing oil and natural gas properties with varying levels of development potential and in the exploration and development of new reservoirs. Taurus also provides fee-based coalbed methane operating services in the Black Warrior Basin for its partners and third parties. All of Taurus's operations are located in the United States. At the end of fiscal 1997, Taurus's remaining recoverable reserves totaled 673.3 billion cubic feet equivalent
    (Bcfe) and were located primarily in Alabama, New Mexico, Texas, Mississippi, Louisiana and the Gulf of Mexico.

    GROWTH STRATEGY: Fiscal 1997 marked the end of the second year of Energen's growth plan which calls for significant capital investment in Taurus's oil and gas activities. During fiscal years 1996 and 1997, Taurus invested $357 million under the plan, adding an estimated 638 Bcfe of proved reserves:
    $280 million was spent to acquire producing properties, $32 million was invested in associated development, and $45 million was used for exploration and related development. Also under the plan, Taurus invested $16 million to obtain a 9 percent working interest in an exploration joint venture in east Texas. Over the next three fiscal years, Taurus anticipates spending $300 to $450 million for property acquisitions, $50 million in associated development and $150 million for exploration and related development.

    PROPERTY ACQUISITIONS AND DEVELOPMENT: Taurus's acquisition efforts focus on the purchase of producing properties which have varying degrees of potential for increased reserves and production. During fiscal years 1996 and 1997, Taurus acquired an estimated 620 Bcfe of proved reserves for $280 million, resulting in an average acquisition cost of 45 cents per Mcfe. In addition, Taurus spent $32 million over the last two years in development costs and plans to spend approximately $12.5 million over the next several years to substantially develop these predominantly proved developed producing (PDP) reserves. Taurus has replaced through acquisitions approximately 12 times its two-year production of 53 Bcfe.

    In fiscal 1997, Taurus invested $172 million to acquire an estimated 452 Bcfe of proved reserves at an average acquisition cost of 38 cents per Mcfe, and Taurus's two largest property acquisitions to date occurred in fiscal 1997.

    Effective January 1, 1997, Taurus purchased an estimated 319 Bcfe of high BTU content natural gas reserves in the San Juan Basin of New Mexico from Burlington Resources Inc. for $77 million. Taurus operates more than 1,000 of the approximately 1,900 producing wells. Since assuming operations in August 1997, Taurus has enhanced the performance of its San Juan Basin properties. After bringing on-line some shut-in wells and performing some modifications to surface facilities, daily net production increased from 26 MMcf to approximately 33 MMcf at the end of the fiscal year. During fiscal 1997, Taurus's nine months of production totaled 10.5 Bcfe, and production is expected to exceed 14.5 Bcfe in fiscal 1998. Taurus plans to spend approximately $8 million on additional operational improvements and fully develop these long-lived, predominantly PDP reserves. Taurus also plans to capitalize on exploitation opportunities presented by these properties and could invest an additional $15 million over the next three years to develop the additional reserve potential; depending on Taurus's drilling success, the company could invest another $15 million in years four and five.

     In its second largest acquisition, Taurus closed August 1, 1997, on the $72 million purchase of 107 Bcf of coalbed methane reserves in the Black Warrior Basin of Alabama from Amoco Corporation. Net annual production from the more than 260 producing wells, all operated by Taurus, is expected to exceed 7.5 Bcf during fiscal 1998. Through the year 2002, all production qualifies for the nonconventional fuels tax credit, which presently is valued at approximately $1.05 per Mcf and increases annually with inflation. Combined with Taurus's other credit-qualifying coalbed methane production, the Company expects to produce more than $14.5 million in tax credits in 1998.

     EXPLORATION AND DEVELOPMENT: Exploration is an integral part of Energen's growth strategy. In the first two year's of Energen's growth plan, Taurus has invested $45 million in exploration and related development, adding 18 Bcfe of proved reserves. Taurus also invested $16 million to acquire a 9 percent interest in a joint venture in the east Texas salt basin. During fiscal 1997, Taurus achieved its target 50 percent success rate with seven successful exploration wells out of 14 drilled. Proved reserve additions totaled 12 Bcfe. In light of Taurus's large, predominantly PDP acquisitions in the Black Warrior and San Juan basins, the Company decided during 1997 to increase its exploration involvement in order to achieve the proper mix of activities and returns needed to realize target growth objectives. Taurus increased its working interest position with United Meridian Corporation (UMC), its primary offshore Gulf of Mexico partner, from 12.5 percent to 20 percent and expanded its activities onshore.

     In June 1997, Taurus invested $16 million to acquire a 9 percent interest from Sonat Exploration Company in its joint venture with UMC and MB Exploration in the northern end of the Cotton Valley Pinnacle Reef play in the east Texas salt basin. The joint venture's first well failed to encounter a pinnacle reef. Taurus expects to participate in approximately three to six joint venture wells during fiscal 1998.

     Taurus also is the operating partner in a relatively small exploratory play in southwest Mississippi with DDD Energy Inc. of Houston and Griffin and Griffin Oil Company Inc. of Jackson, Miss. Taurus has a 50 percent working interest to casing point. Taurus achieved good results from the first well it drilled for the joint venture. Targeting the Tuscaloosa trend, this well tested at 2,000 Mcfd. In 1998 Taurus plans to participate in up to 15 wells targeting the Tuscaloosa and Frio trends and currently is securing the necessary leases.

     RISK MANAGEMENT: In implementing Energen's growth strategy, Taurus seeks to mitigate the risks inherent in the oil and gas business. In addition to its increasing use of in-house acquisition and exploration capabilities, Taurus continues to partner with proven industry operators having similar risk tolerances and earnings objectives. Taurus also spreads its exploratory risk, typically taking no more than a 25% interest in any one exploration prospect. Additionally, Taurus utilizes futures contracts traded on the New York Mercantile Exchange and over-the-counter swaps and basis hedges with major energy derivative product specialists as well as fixed-price contracts to mitigate commodity price risk. Taurus typically will hedge production for 18 to 36 months immediately after an acquisition; on an on-going basis, Taurus is prepared to hedge up to 80 percent of flowing production in any given fiscal year depending on the outlook for prices. For fiscal 1998, Taurus has entered into contracts and swaps for 36.3 Bcf of its 1998 flowing gas production at an average contract price (before basis differences) of $2.26 per Mcf and 453 MBbl of its oil production at an average contract price of $20.29 per barrel.

     ENVIRONMENTAL MATTERS: Taurus is subject to various environmental regulations. Management believes that Taurus is in compliance with currently applicable standards of the environmental agencies to which it is subject and that potential environmental liabilities, if any, are minimal. Also, to the extent that Taurus has operating agreements with various joint venture partners, environmental costs, if any, would be shared proportionately.

     OTHER: For a discussion of risks inherent in the Company's businesses, see Management's Discussion and Analysis in the 1997 Annual Report to Shareholders (pages 27 and 28) which is attached herein as Part IV, Item 14, Exhibit 13.

EMPLOYEES

The Company has 1,469 employees; Alagasco employs 1,304; Taurus employs 153; and Energen's other subsidiaries employ 12.

ITEM 2.      PROPERTIES

The corporate headquarters of Energen, Alagasco and Taurus are located in leased office space in Birmingham, Alabama.

The properties of Alagasco consist primarily of its gas distribution system, which includes more than 8,950 miles of main, more than 9,800 miles of service lines, odorization and regulation facilities, and customer meters. Alagasco also has two liquefied natural gas facilities, eight division offices, nine payment centers, six district offices, nine service centers, and other related property and equipment, some of which are leased by Alagasco. For further description of Alagasco's properties, see discussion under Item I--Business.

For a description of Taurus's oil and gas properties, see the discussion under
Item 1--Business. Information concerning Taurus's production, reserves and development is included in Note 13, Oil and Gas Producing Activities (unaudited) to the Consolidated Financial Statements which is incorporated by reference from the 1997 Annual Report to Stockholders and included in Part IV, Item 14, Exhibit 13, herein. The proved reserve estimates are consistent with comparable reserve estimates filed by Taurus with any federal authority or agency.

ITEM 3.      LEGAL PROCEEDINGS

Energen and its affiliate are, from time to time, parties to various pending or threatened legal proceedings. Certain of these lawsuits include claims for punitive damages in addition to other specific relief. Based upon information presently available and in light of available legal and other defenses, contingent liabilities arising from threatened and pending litigation are not considered material in relation to the respective financial positions of Energen and its affiliates. It should be noted, however, that Energen and its affiliates conduct business in Alabama and other jurisdictions in which the magnitude and frequency of punitive damage awards bearing little or no relation to culpability or actual damages continue to rise making it increasingly difficult to predict litigation results.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANTS

ENERGEN CORPORATION


       Name                Age                   Position (1)

Rex J. Lysinger            60     Chairman of the Board (2)

Wm. Michael Warren, Jr.    50     President and Chief Executive Officer (3)

Geoffrey C. Ketcham        46     Executive Vice President, Chief Financial
                                  Officer and Treasurer (4)

Gary C. Youngblood         54     President and  Chief Operating Officer of
                                  Alagasco (5)

James T. McManus           39     President and Chief Operating Officer of
                                  Taurus (6)

Dudley C. Reynolds         44     General Counsel and Secretary (7)

Paula H. Rushing           44     Vice President--Finance of Alagasco (8)

John A. Wallace            53     Senior Vice President--Methane of Taurus (9)

J. David Woodruff, Jr.     41     Vice President--Legal and Assistant Secretary
                                  and Vice President--Corporate Development
                                  (10)

NOTES:   (1)   All executive officers of Energen have been employed by Energen or a subsidiary for the past five years. Officers serve at the pleasure of its Board of Directors.

          (2) Served as Vice President of Alagasco from July 1975 to January 1977, when he was elected President. Elected President of Energen upon its formation in 1978. Elected Chairman of the Board of Energen and its subsidiaries September 1982. Currently Chairman of the Board of Energen and all subsidiaries, has announced retirement effective January 1, 1998. Serves as a Director of Energen and each of its subsidiaries.

          (3) Served as Senior Vice President and General Counsel of Alagasco from September 1983 to October 1984, when he was elected President and Chief Operating Officer of that corporation. Elected Executive Vice President of Energen June 1987 and elected President and Chief Operating Officer of Energen April 1991. Elected President and Chief Operating Officer of all Energen subsidiaries January 1992. Elected Chief Executive Officer of Alagasco and Taurus effective October 1995. Elected Chief Executive Officer of Energen February 1997. Elected Chairman of the Board of Energen effective January 1, 1998. Serves as a Director of Energen and each of its subsidiaries.

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

          (5) Served as District Manager--Birmingham District until June 1985, when he was elected Vice President--Birmingham Operations; Elected Senior Vice President--Administration of Alagasco April 1991. Elected Executive Vice President of Alagasco October 1993. Elected Chief Operating Officer of Alagasco effective October 1995. Elected President of Alagasco April 1997.

          (6) Served as Director of Corporate Accounting of Energen until November 1988, when he was elected Controller of Energen; Elected Controller of Alagasco May 1989. Elected Assistant Vice President--Corporate Development of Energen June 1990. Elected Vice President--Finance and Corporate Development of Energen and Vice President--Finance and Planning of Alagasco effective April 1991. Elected Executive Vice President and Chief Operating Officer of Taurus effective October 1995. Elected President of Taurus April 1997.

          (7) Served as Staff Attorney for Energen and its subsidiaries to November 1984, when he was named Senior Attorney. Elected Assistant Secretary in 1985 and Secretary effective September 1986. Elected Vice President--Legal and Secretary of Energen and each of its subsidiaries June 1987. Elected General Counsel and Secretary of Energen and each of its subsidiaries April 1991.

          (8) Served as Director--General Accounting of Alagasco until October 1995, when she was elected Controller of Alagasco. Elected Vice President--Finance of Alagasco November 1997.

          (9) Served as Manager, Methane Development of Taurus until August 1988, when he was elected Vice President Methane Operations of Taurus. Elected Vice President Methane Exploration and Production of Taurus November 1990. Elected Senior Vice President--Methane of Taurus February 1992.

          (10) Served as Staff Attorney for Alagasco from March 1986 to June 1987 when he was named Senior Attorney. Elected Assistant Vice President--Legal and Assistant Secretary of Energen and each of its subsidiaries November 1988. Elected Vice President--Legal and Assistant Secretary of Energen and each of its subsidiaries April 1991. Elected Vice President--Legal, and Assistant Secretary of Energen and each of its subsidiaries and Vice President--Corporate Development of Energen October 1995.

PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS

The information regarding Energen's common stock and the frequency and amount of dividends paid during the past two years with respect to such stock is incorporated by reference from the 1997 Annual Report to Stockholders, page 28, and is included in Part IV, Item 14, Exhibit 13, herein. At December 11, 1997, there were approximately 8,790 holders of record of Energen's common stock. For restrictions on Energen's present and future ability to pay dividends, see Note 3 to the Consolidated Financial Statements which is incorporated by reference from the 1997 Annual Report to Stockholders and included in Part IV, Item 14,
Exhibit 13, herein.

At the date of this filing, Energen Corporation owns all the issued and outstanding common stock of Alabama Gas Corporation.

ITEM 6.      SELECTED FINANCIAL AND COMMON STOCK DATA

The information regarding selected financial data is incorporated by reference from the 1997 Annual Report to Stockholders, pages 52-53, and is included in
Part IV, Item 14, Exhibit 13, herein.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information is incorporated by reference from the 1997 Annual Report to Stockholders, pages 21-28, and is included in Part IV, Item 14, Exhibit 13, herein.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item for Energen Corporation and subsidiaries is incorporated by reference from the 1997 Annual Report to Stockholders and is included in Part IV, Item 14, Exhibit 13, herein. The information required by this item for Alabama Gas Corporation is contained in Part IV, Item 14, herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the executive officers of Energen is included in Part I. The other information required by Item 10 is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Stockholders to be held January 28, 1998. The proxy statement will be filed on or about December 22, 1997.

ITEM 11.      EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Stockholders to be held January 28, 1998.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The information regarding the security ownership of the beneficial owners of more than five percent of Energen's common stock is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Stockholders to be held January 28, 1998.

B.  SECURITY OWNERSHIP OF MANAGEMENT

     The information regarding the security ownership of management is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Stockholders to be held January 28, 1998.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Stockholders to be held January 28, 1998.

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

B.  REPORTS ON FORM 8-K

     (1) Form 8-K dated July 9, 1997, reporting a property acquisition by Taurus Exploration, Inc., the Company's oil and gas exploration and production subsidiary

     (2) Form 8-K(A) dated August 11, 1997, reporting the commencement of a solicitation of consents to certain proposed amendments (i) to the Indenture dated as of January 1, 1992 among Energen and Boatmen's Trust Company, as trustee (The Trustee), pursuant to which Energen's 8% Debentures due February 1, 2007 were issued and (ii) to the Indenture dated as of March 1, 1993 among Energen and the Trustee, pursuant to which Energen's Series 1993 Notes were issued.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                    ENERGEN CORPORATION
                                       (Registrant)


                                  ALABAMA GAS CORPORATION
                                       (Registrant)



     December 17, 1997                      /s/Rex J. Lysinger
---------------------------                 ----------------------------------
         DATE                               Rex J. Lysinger
                                            Chairman of the Board of Directors

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrants and in the capacities and on the dates indicated:



     December 17, 1997                 /s/Rex J. Lysinger
-------------------------              ----------------------------------------
         DATE                          Rex J. Lysinger
                                       Chairman of the Board of Directors


     December 17, 1997                 /s/Wm. Michael Warren, Jr.
-------------------------              ----------------------------------------
         DATE                          Wm. Michael Warren, Jr.
                                       President of Energen and Chief Executive
                                       Officer and Director of Energen and
                                       Alagasco


     December 17, 1997                 /s/Geoffrey C. Ketcham
-------------------------              ----------------------------------------
         DATE                          Geoffrey C. Ketcham
                                       Executive Vice President, Chief
                                       Financial Officer and Treasurer


     December 17, 1997                 /s/Paula H. Rushing
-------------------------              ----------------------------------------
         DATE                          Paula H. Rushing
                                       Vice President--Finance of Alagasco


     December 17, 1997                 /s/J. Mason Davis, Jr.
-------------------------              ----------------------------------------
         DATE                          J. Mason Davis, Jr.
                                       Director


     December 17, 1997                 /s/James S. M. French
-------------------------              ----------------------------------------
         DATE                          James S. M. French
                                       Director


     December 17, 1997                 /s/Judy M. Merritt
-------------------------              ----------------------------------------
         DATE                          Judy M. Merritt
                                       Director


     December 17, 1997                 /s/Drayton Nabers, Jr.
-------------------------              ----------------------------------------
         DATE                          Drayton Nabers, Jr.
                                       Director

                               ENERGEN CORPORATION
                             ALABAMA GAS CORPORATION
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                   ITEM 14(A)

                                                                                            Reference Page
                                                                                            --------------
                                                                                                       1997
                                                                                            1997      Annual
                                                                                            10-K      Report
                                                                                            ----      ------

1.   Financial Statements

     ENERGEN CORPORATION

              Report of Independent Certified Public Accountants......................                    50

              Consolidated statements of income for the years ended
              September 30, 1997, 1996 and 1995.......................................                    29

              Consolidated balance sheets as of September 30,
              1997 and 1996...........................................................                    30

              Consolidated statements of shareholders' equity for the years
              ended September 30, 1997, 1996 and 1995.................................                    32

              Consolidated statements of cash flows for the years ended
              September 30, 1997, 1996 and 1995.......................................                    33

              Notes to consolidated financial statements..............................                    34

     ALABAMA GAS CORPORATION

              Report of Independent Certified Public Accountants......................         21

              Statements of income for the years ended
              September 30, 1997, 1996 and 1995.......................................         22

              Balance sheets as of September 30, 1997 and 1996........................         23

              Statements of shareholder's equity for the years ended
              September 30, 1997, 1996 and 1995.......................................         25

              Statements of cash flows for the years ended
              September 30, 1997, 1996 and 1995.......................................         26

              Notes to financial statements...........................................         27

                                                                                            Reference Page
                                                                                            --------------
                                                                                                       1997
                                                                                            1997      Annual
                                                                                            10-K      Report
                                                                                            ----      ------


2.   Financial Statement Schedules

     ENERGEN CORPORATION

              Report of Independent Certified Public Accountants......................         35

              Schedule II     Valuation and Qualifying Accountants....................         36

     ALABAMA GAS CORPORATION

              Schedule II     Valuation and Qualifying Accounts.......................         37


Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

                               ENERGEN CORPORATION
                             ALABAMA GAS CORPORATION
                                INDEX TO EXHIBITS
                                  ITEM 14(A)(3)

Exhibit
Number                                Description
------                                -----------

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

*10(a) Form of Service Agreement Under Rate Schedule CSS (No. S10710), between Southern Natural Gas Company and Alabama Gas Corporation as filed as Exhibit 10(a) to Energen's Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 1-7810).

*10(b) Form of Service Agreement Under Rate Schedule FT-NN (No. 866941), between Southern Natural Gas Company and Alabama Gas Corporation as filed as Exhibit 10(c) to Energen's Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 1-7810).

*10(c)      Form of Executive Retirement Supplement Agreement between Energen
            Corporation and certain executive officers as filed as Exhibit 10(e) to Energen's Annual Report on Form 10-K for the year ended September
            30, 1996 (File No. 1-7810).

*10(d) Form of Severance Compensation Agreement between Energen Corporation and certain executive officers as filed as Exhibit 10(g) to Energen's Annual Report on Form 10-K for the year ended September
            30, 1996 (File No. 1-7810).

*10(e) Energen Corporation 1988 Stock Option Plan as filed as Exhibit 10(i) to Energen's Annual Report on Form 10-K for the year ended September
            30, 1993 (File 1-7810).

10(f) Energen Corporation 1992 Long-Range Performance Share Plan, as amended April 25, 1997.

*10(g)      Energen Corporation 1997 Stock Incentive Plan, which was filed as
            Appendix A to Energen's Proxy Statement for its January 28, 1998,
            Annual Meeting (File No. 1-7810).

*10(h) Energen Corporation 1997 Deferred Compensation Plan, which was filed as Appendix B to Energen's Proxy Statement for its January 28, 1998,
            Annual Meeting (File No. 1-7810).

*10(i)      Energen Corporation 1992 Directors Stock Plan, effective as of
            January 22, 1992, which was filed as Exhibit B to Energen's Proxy
            Statement for its January 22, 1992, Annual Meeting (File No.
            1-7810).

*10(j) Amendment to Energen Corporation 1992 Directors Stock Plan, which was filed as Appendix B to Energen's Proxy Statement for its January
            24, 1996, Annual Meeting (File No. 1-7810).

*10(k)      Energen Corporation Director Fees Deferral Plan as filed as Exhibit
            10(l) to Energen's Annual Report on Form 10-K for the year ended
            September 30, 1993 (File No. 1-7810).

*10(l)      Energen Corporation Annual Incentive Compensation Plan, Revised
            5/90, as amended effective October 1, 1993, as filed as Exhibit
            10(m) to Energen's Annual Report on Form 10-K for the year ended
            September 30, 1994 (File No. 1-7810).

13 Information incorporated by reference from pages 21-55 of the Energen Corporation 1997 Annual Report to Stockholders

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

27.2 Financial Data Schedule of Alabama Gas Corporation (for SEC purposes only)


*Incorporated by reference

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF ALABAMA GAS CORPORATION:

We have audited the financial statements and the financial statement schedule of Alabama Gas Corporation listed in the index on pages 16 and 17 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alabama Gas Corporation as of September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




Coopers & Lybrand L.L.P.
Birmingham, Alabama
October 23, 1997

STATEMENTS OF INCOME
ALABAMA GAS CORPORATION

===============================================================================

YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)       1997         1996        1995
===============================================================================


OPERATING REVENUES                            $362,984     $357,252   $295,967
-------------------------------------------------------------------------------


OPERATING EXPENSES
Cost of gas                                    177,837      181,400    133,556
Operations                                      85,119       81,585     78,139
Maintenance                                     11,092       10,956      9,727
Depreciation                                    23,486       21,269     19,370
Income taxes
    Current                                     11,223        8,699      8,392
    Deferred, net                                 (618)         835        177
    Deferred investment tax credits, net          (487)        (487)      (487)
Taxes, other than income taxes                  26,658       26,772     22,662
-------------------------------------------------------------------------------


       Total operating expenses                334,310      331,029    271,536
-------------------------------------------------------------------------------


OPERATING INCOME                                28,674       26,223     24,431
-------------------------------------------------------------------------------


OTHER INCOME
Allowance for funds used during construction       490          972      1,054
Other, net                                         215         (649)      (112)
-------------------------------------------------------------------------------


       Total other income                          705          323        942
-------------------------------------------------------------------------------


INTEREST CHARGES
Interest on long-term debt                       8,843        7,390      7,730
Other interest expense                           1,966        2,195      1,922
-------------------------------------------------------------------------------


       Total interest charges                   10,809        9,585      9,652
-------------------------------------------------------------------------------


NET INCOME AVAILABLE FOR COMMON               $ 18,570     $ 16,961   $ 15,721
-------------------------------------------------------------------------------














The accompanying Notes to Financial Statements are an integral part of these statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION

================================================================================

AS OF  SEPTEMBER 30, (IN THOUSANDS)                1997              1996
================================================================================

ASSETS

PROPERTY, PLANT AND EQUIPMENT
Utility plant                                   $   583,630      $   544,643
Less accumulated depreciation                       287,749          268,110
--------------------------------------------------------------------------------

    Utility plant, net                              295,881          276,533
--------------------------------------------------------------------------------

Other property, net                                     347              394
--------------------------------------------------------------------------------

CURRENT ASSETS
Cash                                                  2,580              803
Accounts receivable
    Gas                                              36,098           26,999
    Merchandise                                       2,001            1,730
    Other                                             1,442            2,955
    Affiliated companies                                 --           10,582
    Allowance for doubtful accounts                  (3,156)          (2,985)
Inventories, at average cost
    Storage gas inventory                            25,367           28,214
    Materials and supplies                            5,391            5,828
    Liquefied natural gas in storage                  3,630            2,417
Deferred gas costs                                    2,512            1,975
Deferred income taxes                                 5,675            6,344
Prepayments and other                                 6,696            4,561
--------------------------------------------------------------------------------

       Total current assets                          88,236           89,423
--------------------------------------------------------------------------------

DEFERRED CHARGES AND OTHER ASSETS                     5,917            7,467
--------------------------------------------------------------------------------

TOTAL ASSETS                                    $   390,381      $   373,817
================================================================================

















The accompanying Notes to Financial Statements are an integral part of these statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION

======================================================================================

AS OF SEPTEMBER 30, (IN THOUSANDS)                       1997              1996
======================================================================================

CAPITAL AND LIABILITIES

CAPITALIZATION
Common shareholder's equity
    Common stock, $0.01 par value;
       3,000,000 shares authorized,
       1,972,052 shares outstanding
       in 1997 and 1996                               $        20      $        20
    Premium on capital stock                               31,682           31,682
    Capital surplus                                         2,802            2,802
    Retained earnings                                     106,894           95,044
--------------------------------------------------------------------------------------

    Total common shareholder's equity                     141,398          129,548
Long-term debt                                            125,000          125,000
--------------------------------------------------------------------------------------

       Total capitalization                               266,398          254,548
--------------------------------------------------------------------------------------

CURRENT LIABILITIES
Notes payable to banks                                     11,000               --
Accounts payable
    Trade                                                  28,923           23,758
    Affiliated companies                                    4,984            1,512
Accrued taxes                                              16,745           18,067
Customers' deposits                                        16,399           17,364
Supplier refunds due customers                                 --           16,668
Other amounts due customers                                 7,347              489
Accrued wages and benefits                                  3,879            4,459
Other                                                      10,481           10,611
--------------------------------------------------------------------------------------

       Total current liabilities                           99,758           92,928
--------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                      16,739           16,883
Accumulated deferred investment tax credits                 3,130            3,617
Regulatory liability                                        3,651            5,038
Customer advances for construction and other                  705              803
--------------------------------------------------------------------------------------

       Total deferred credits and other liabilities        24,225           26,341
--------------------------------------------------------------------------------------

TOTAL CAPITAL AND LIABILITIES                         $   390,381      $   373,817
======================================================================================










The accompanying Notes to Financial Statements are an integral part of these statements.

STATEMENTS OF SHAREHOLDER'S EQUITY
ALABAMA GAS CORPORATION

===================================================================================================================

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
===================================================================================================================

                                                    COMMON STOCK
                                                    ------------
                                                 NUMBER OF     PAR         PREMIUM ON       CAPITAL     RETAINED
                                                  SHARES      VALUE       CAPITAL STOCK     SURPLUS     EARNINGS
-------------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1994                     1,972,052   $  20       $  31,682      $   2,802     $  81,087
Net income                                                                                                15,721
Cash dividends                                                                                            (9,170)
-------------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1995                     1,972,052      20          31,682          2,802        87,638
Net income                                                                                                16,961
Cash dividends                                                                                            (9,555)
-------------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1996                     1,972,052      20          31,682          2,802        95,044
Net income                                                                                                18,570
Cash dividends                                                                                            (6,720)
-------------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1997                     1,972,052   $  20       $  31,682      $   2,802     $ 106,894
===================================================================================================================































The accompanying Notes to Financial Statements are an integral part of these statements.

STATEMENTS OF CASH FLOWS
ALABAMA GAS CORPORATION

===================================================================================================================

YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)                             1997             1996              1995
===================================================================================================================
OPERATING ACTIVITIES
Net Income                                                       $    18,570       $    16,961      $    15,721
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                     23,486            21,269           19,370
    Deferred income taxes, net                                          (618)              835              177
    Deferred investment tax credits                                     (487)             (487)            (487)
    Net change in:
       Accounts receivable                                            (7,686)           (5,539)            (113)
       Inventories                                                     2,071            (6,784)           3,725
       Deferred gas costs                                               (537)             (549)              34
       Accounts payable-- gas purchase                                 5,758            (1,614)           9,882
       Accounts payable-- other trade                                   (593)             (788)          (2,856)
       Other current assets and liabilities                          (15,012)           12,048           (3,057)
    Other, net                                                         1,124            (1,019)             673
-------------------------------------------------------------------------------------------------------------------

       Net cash provided by operating activities                      26,076            34,333           43,069
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to property, plant and equipment                           (43,724)          (42,037)         (41,560)
Net advances (to) from parent company                                 14,054            (8,871)            (199)
Other, net                                                             1,091             1,377              (15)
-------------------------------------------------------------------------------------------------------------------

       Net cash used in investing activities                         (28,579)          (49,531)         (41,774)
-------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Payment of dividends on common stock                                  (6,720)           (9,555)          (9,170)
Reduction of long-term debt and preferred stock                           --                --          (37,214)
Proceeds from medium-term notes                                           --            24,829           49,660
Net change in short-term debt                                         11,000                --           (4,000)
-------------------------------------------------------------------------------------------------------------------

       Net cash provided by (used in) financing activities             4,280            15,274             (724)
-------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                1,777                76              571
Cash and cash equivalents at beginning of period                         803               727              156
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                       $     2,580       $       803      $       727
===================================================================================================================











The accompanying Notes to Financial Statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Alabama Gas Corporation (Alagasco), a wholly-owned subsidiary of Energen Corporation (the Company), is the largest natural gas distribution utility in the State of Alabama, serving customers primarily in central and north Alabama. The following is a description of its significant accounting policies and practices.

A. UTILITY PLANT AND DEPRECIATION: Property, plant and equipment is stated at cost. The cost of utility plant includes an allowance for funds used during construction. Maintenance is charged for the cost of normal repairs and the renewal or replacement of an item of property which is less than a retirement unit. When property which represents a retirement unit is replaced or removed, the cost of such property is credited to utility plant and, together with the cost of removal less salvage, is charged to the accumulated reserve for depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of utility property at rates established by the Alabama Public Service Commission (APSC). Approved depreciation rates averaged approximately 4.4 percent in 1997 and
      4.3 percent in 1996 and 1995.

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

Alagasco calculates a temperature adjustment to customers' monthly bills to remove the effect of departures from normal temperature on Alagasco's earnings. The calculation is performed monthly, and the adjustments to customers bills are made in the same billing cycle the weather variation occurs. Alagasco's rate schedules for natural gas distribution charges contain a Gas Supply Adjustment
(GSA) rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply, including Gas Supply Realignment (GSR) surcharges imposed by Alagasco's suppliers resulting from changes in gas supply purchases related to the implementation of Federal Energy Regulatory Commission
(FERC) Order 636. The APSC on October 7, 1996, issued an order providing for the refund to customers prior to January 31, 1997 of approximately $17 million of supplier refunds, including interest. The Company refunded these amounts to customers during January 1997. The refunds were collected from a variety of sources and most relate to the settlement of rate case and FERC Order 636 proceedings of Southern Natural Gas Company (Southern) as described herein. On September 9, 1996, the APSC approved Alagasco's application to issue $25 million of debt, a portion of which was used to fund these supplier refunds.

In accordance with APSC-directed regulatory accounting procedures, Alagasco in 1989 began returning to customers excess utility deferred taxes which resulted from a reduction in the federal statutory tax rate from 46 percent to 34 percent using the average rate assumption method. This method provides for the return to ratepayers of excess deferred taxes over the lives of the related assets. In 1993 those excess taxes were reduced as a result of a federal tax rate increase from 34 percent to 35 percent. Remaining excess utility deferred taxes of $2.1 million are being returned to ratepayers over approximately 13 years. At September 30, 1997 and 1996, a regulatory liability related to income taxes of $3.7 million and $5 million, respectively, was included in the consolidated financial statements.

The excess of total acquisition costs over book value of net assets of acquired municipal gas distribution systems is included in utility plant and is being amortized on a straight-line basis over approximately 23 years. At September 30, 1997 and 1996, the net acquisition adjustment was $16.4 million and $16.7 million, respectively.

FERC REGULATION: In 1995 Southern filed a comprehensive settlement with the FERC in the form of a Stipulation and Agreement (the Settlement) to resolve all issues in Southern's six then-pending rate cases as well as to resolve all GSR and transition cost issues resulting from the implementation of FERC Order 636. Alagasco was a supporting party to the Settlement. The Settlement, as approved by the FERC, resolves all issues relating to GSR and other transition costs with respect to supporting parties. Alagasco estimates that it has a remaining GSR liability of approximately $0.1 million to be paid through December 1998 and approximately $0.7 million in other transition costs to be paid through June 1998. Because these costs will be recovered in full from its customers, Alagasco recorded a regulatory asset of $0.8 million and $2.2 million at September 30, 1997 and 1996, respectively.

3. LONG-TERM DEBT AND NOTES PAYABLE
--------------------------------------------------------------------------------
Long-term debt consists of the following:
--------------------------------------------------------------------------------

As of September 30, (in thousands)                      1997           1996
--------------------------------------------------------------------------------
Medium-term Notes, interest ranging from
   5.4% to 7.97%, for notes
   redeemable December 1, 1998,
   to September 23, 2026                              $ 125,000      $ 125,000
Less amounts due within one year                             --             --
--------------------------------------------------------------------------------
  Total                                               $ 125,000      $ 125,000
--------------------------------------------------------------------------------

The aggregate maturities of long-term debt for the next five years are as follows:

--------------------------------------------------------------------------------
                    Years ending September 30, (in thousands)
--------------------------------------------------------------------------------

      1998           1999            2000            2001             2002
--------------------------------------------------------------------------------

   $   --         $ 5,350         $   --          $ 4,650           $  5,000
--------------------------------------------------------------------------------


Energen and Alagasco have short-term credit lines and other credit facilities of $203 million available to either entity for working capital needs. The following is a summary of information relating to notes payable to banks:

-------------------------------------------------------------------------------------

As of September 30, (in thousands)                  1997        1996         1995
-------------------------------------------------------------------------------------

Alagasco outstanding                             $ 11,000     $     --      $     --
Other Energen outstanding                         141,000       59,000        32,300
-------------------------------------------------------------------------------------

Notes payable to banks                            152,000       59,000        32,300
Available for borrowings                           51,000       97,000        77,700
-------------------------------------------------------------------------------------

  Total                                          $203,000     $156,000      $110,000
-------------------------------------------------------------------------------------


Maximum amount outstanding at any month-end      $ 41,000     $ 22,000      $  5,000
Average daily amount outstanding                 $  9,962     $  6,672      $    447
Weighted average interest rates based on:
  Average daily amount outstanding                   5.83%        5.73%         5.69%
  Amount outstanding at year-end                     5.99%          --            --
-------------------------------------------------------------------------------------


Total interest expense for Alagasco in 1997, 1996 and 1995 was $10,809,000, $9,585,000, and $9,652,000, respectively.

4. INCOME TAXES
--------------------------------------------------------------------------------


The components of income taxes consist of the following:

--------------------------------------------------------------------------------

For the years ended September 30, (in thousands)   1997        1996      1995
--------------------------------------------------------------------------------
Taxes estimated to be payable currently:

   Federal                                        $ 10,219    $7,924    $7,633
   State                                             1,004       775       759
--------------------------------------------------------------------------------

      Total current                                 11,223     8,699     8,392
--------------------------------------------------------------------------------

Taxes deferred:
    Federal                                         (1,050)      274      (326)
    State                                              (55)       74        16
--------------------------------------------------------------------------------

      Total deferred                                (1,105)      348      (310)
--------------------------------------------------------------------------------

Total income tax expense                          $ 10,118    $9,047    $8,082
--------------------------------------------------------------------------------

Temporary differences and carry forwards which give rise to a significant portion of deferred tax assets and liabilities for 1997 and 1996 are as follows:

-------------------------------------------------------------------------------------------------------------------

As of September 30, (in thousands)                            1997                              1996
-------------------------------------------------------------------------------------------------------------------

                                                   Current        Noncurrent            Current         Noncurrent
                                                  ---------------------------        ------------------------------
Deferred tax assets:
    Deferred investment tax credits               $       --     $      1,024        $        --    $      1,205
    Regulatory liabilities                                --            1,356                 --           1,872
    Unbilled revenue                                   1,699               --              1,658              --
    Insurance and accruals                             2,854               --              2,239              --
    Inventories                                          520               --                310              --
    Accrued vacation                                      --               --              1,067              --
    Allowance for uncollectible accounts               1,173               --              1,268              --
    Other, net                                         1,474              156              1,990              74
-------------------------------------------------------------------------------------------------------------------
    Subtotal                                           7,720            2,536              8,532           3,151
    Valuation allowance                                   --               --                 --              --
-------------------------------------------------------------------------------------------------------------------
       Total deferred tax assets                       7,720            2,536              8,532           3,151
-------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
    Depreciation and basis differences                    --           18,349                 --          19,087
    Gas supply adjustment                              1,308               --                500              --
    Other, net                                           737              926              1,688             947
-------------------------------------------------------------------------------------------------------------------
       Total deferred tax liabilities                  2,045           19,275              2,188          20,034
-------------------------------------------------------------------------------------------------------------------
Net deferred tax assets (liabilities)             $    5,675     $    (16,739)        $    6,344    $    (16,883)
-------------------------------------------------------------------------------------------------------------------

No valuation allowance with respect to deferred taxes is deemed necessary as Alagasco anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on Alagasco's balance sheet.

Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to earnings before taxes as illustrated below:

-------------------------------------------------------------------------------------------------------------------
For the years ended September 30, (in thousands)                         1997            1996          1995
-------------------------------------------------------------------------------------------------------------------
Income tax expense at statutory federal income tax rate               $   10,042     $   9,103      $   8,331
Increase (decrease) resulting from:
   Investment tax credits-deferred                                          (487)         (487)          (487)
  State income taxes, net of federal income tax benefit                      617           559            512
  Other, net                                                                 (54)         (128)          (274)
-------------------------------------------------------------------------------------------------------------------
Total income tax expense                                              $   10,118     $   9,047      $   8,082
-------------------------------------------------------------------------------------------------------------------


There were no tax-related balances due to affiliates at September 30, 1997 or 1996.

5. EMPLOYEE BENEFIT PLANS
--------------------------------------------------------------------------------

All information presented concerning retirement income and other benefit plans includes other affiliates of Energen Corporation as well as Alagasco.

The Company has two defined benefit non-contributory pension plans which cover a majority of the employees. Benefits are based on years of service and final earnings. The Company's policy is to use the projected unit credit actuarial method for funding and financial reporting purposes. The expense for the plan covering the majority of employees (Plan A) for the years ended September 30, 1997, 1996 and 1995 was $1,228,000, $412,000, and $1,158,000, respectively. The expense for the second plan covering employees under certain labor union agreements (Plan B) for 1997, 1996 and 1995 was $437,000, $197,000, and
$339,000, respectively.

The funded status of the plans is as follows:

----------------------------------------------------------------------------------------------------------------------------
As of June 30, (in thousands)                                                        Plan A                     Plan B
----------------------------------------------------------------------------------------------------------------------------
                                                                                1997         1996        1997         1996
                                                                            -----------------------   ----------------------
Vested benefits                                                              $(57,617)    $(56,828)    $(14,610)    $(14,210)
Nonvested benefits                                                             (4,739)      (4,323)      (2,256)      (2,336)
----------------------------------------------------------------------------------------------------------------------------
Accumulated benefit obligation                                                (62,356)     (61,151)     (16,866)     (16,546)
Effects of salary progression                                                 (11,402)     (12,607)          --           --
----------------------------------------------------------------------------------------------------------------------------

Projected benefit obligation                                                  (73,758)     (73,758)     (16,866)     (16,546)
Fair value of plan assets, primarily equity and
   fixed income securities                                                     84,859       80,750       20,820       18,358
Unrecognized net gain (loss)                                                   (6,477)        (337)      (2,747)        (433)
Unrecognized prior service cost                                                    29           35          998        1,205
Unrecognized net transition obligation (asset)                                 (3,494)      (4,303)         282          340
----------------------------------------------------------------------------------------------------------------------------

Accrued pension asset                                                        $  1,159     $  2,387     $  2,487     $  2,924
----------------------------------------------------------------------------------------------------------------------------


At September 30, 1996, for both plans the discount rate used to measure the projected benefit obligation was 7.75 percent, and the expected long-term rate of return on plan assets was 8.25 percent. The annual rate of salary increase for the salaried plan was 5.75 percent in both years.

The components of net pension expense for 1997, 1996 and 1995 were:

--------------------------------------------------------------------------------------------------------------------------
For the years ended September 30, (in thousands)               Plan A                                 Plan B
--------------------------------------------------------------------------------------------------------------------------
                                                    1997        1996         1995         1997          1996      1995
                                                 ----------------------------------     ----------------------------------
Service Cost                                     $  2,227     $  2,147     $  2,052     $    243     $    255     $    224
Interest cost on projected benefit obligation       5,524        4,617        4,728        1,238        1,166        1,095
Actual (return) on plan assets                    (12,629)     (15,280)      (8,787)      (3,803)      (2,971)      (2,172)
Net amortization and deferral                       6,106        8,928        2,106        2,759        1,747        1,192
Loss due to special termination benefits               --           --        1,489           --           --           --
Settlement gain                                        --           --         (430)          --           --           --
--------------------------------------------------------------------------------------------------------------------------
Net pension expense                              $  1,228     $    412     $  1,158     $    437     $    197     $    339
--------------------------------------------------------------------------------------------------------------------------


In 1995 the Company recognized a loss for special termination benefits of $1,489,000 and a settlement gain of $430,000 pursuant to a voluntary early retirement option offered to all salaried, non-officer employees of at least 58 years of age with a minimum of 5 years service. Of the 55 eligible employees, 41 accepted.

The Company has deferred compensation plan agreements with certain key executives providing for payments on retirement, termination, death or disability. Expense under these agreements for 1997, 1996 and 1995 was $399,000, $1,002,000, and $808,000, respectively. At June 30, 1997 and 1996, the accumulated post-retirement benefit obligation related to these agreements was $5,961,000 and $6,206,000, respectively, and the projected benefit obligation was $9,839,000 and $9,442,000, respectively. A prepaid post-retirement benefit asset of $499,000 was recorded at June 30, 1997, and an accrued post-retirement benefit liability of $464,000 was recorded at June 30, 1996.

In addition to providing pension benefits, the Company provides certain post-retirement health care and life insurance benefits. Substantially all of the Company's employees may become eligible for such benefits if they reach normal retirement age while working for the Company. While the Company has not adopted a formal funding policy, all of its accrued post-retirement liability was funded at year-end. The expense for salaried employees for the years ended September 30, 1997, 1996, and 1995 was $2,221,000, $1,984,000, and $2,271,000,
respectively. The expense for union employees was $4,204,000, $4,076,000, and $3,613,000 during 1997, 1996 and 1995, respectively. The projected unit credit actuarial method was used to determine the normal cost and actuarial liability.

A reconciliation of the estimated status of the obligation is as follows:

-----------------------------------------------------------------------------------------------------------------------------------
As of June 30, (in thousands)                                                          Salaried Employees         Union Employees
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      1997        1996         1997          1996
                                                                                   ---------------------     ----------------------
Retirees                                                                            $ (9,590)    $(10,344)    $(14,529)    $(14,982)
Active, fully-eligible                                                                (2,121)      (1,574)      (4,340)      (4,011)
Other active                                                                          (8,309)      (7,989)     (14,151)     (14,415)
-----------------------------------------------------------------------------------------------------------------------------------
Accumulated post-retirement benefit obligation                                       (20,020)     (19,907)     (33,020)     (33,408)
Fair value of plan assets, primarily equity and
  fixed income securities                                                             23,719       17,519       13,363        8,399
Unamortized amounts                                                                   (4,686)       1,210       17,405       23,394
-----------------------------------------------------------------------------------------------------------------------------------
Accrued post-retirement benefit liability                                           $   (987)    $ (1,178)    $ (2,252)    $ (1,615)
-----------------------------------------------------------------------------------------------------------------------------------

Net periodic post-retirement benefit cost for the years ended September 30, 1997, 1996, and 1995 included the following:

-----------------------------------------------------------------------------------------------------------------------------------
For the years ended September 30, (in thousands)                             Salaried Employees               Union Employees
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        1997      1996      1995        1997       1996      1995
                                                                     -----------------------------   ------------------------------
Service cost                                                           $     979  $    516  $    512   $  1,198   $   876   $   807
Interest cost on accumulated post-retirement
  benefit obligation                                                       2,204     1,679     1,696      2,542     2,195     1,793
Amortization of transition obligation                                        723       723       723      1,285     1,285     1,285
Amortization of actuarial gains and losses                                  (568)     (277)       --         --        --        --
Deferred asset (gain) loss                                                 3,682       658       539      2,006       177       424
Actual (return) on plan assets                                            (4,799)   (1,315)   (1,199)    (2,827)     (457)     (696)
-----------------------------------------------------------------------------------------------------------------------------------

Net periodic post-retirement benefit expense                           $   2,221  $  1,984  $  2,271   $  4,204   $ 4,076   $ 3,613
-----------------------------------------------------------------------------------------------------------------------------------


The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 7.75 percent in 1997 and 1996. The expected long-term rate of return on assets is 8.25 percent for both years, and the tax rate on investment income is assumed to be 40 percent. The weighted average health care cost trend rate used in determining the accumulated post-retirement benefit obligation was 8.25 percent and 8 percent in 1997 and 1996, respectively. That assumption has a significant effect on the amounts reported. For example, with respect to salaried employees, increasing the weighted average health care cost trend rate by 1 percent would increase the accumulated post-retirement benefit obligation by 2.4 percent and the net periodic post-retirement benefit cost by 2.2 percent. For union employees, increasing the weighted average health care cost trend rate by 1 percent would increase the accumulated post-retirement benefit obligation by 7.5 percent and the net periodic post-retirement benefit cost by 7.2 percent. For pay-related life insurance benefits, the salary scale averages 5.75 percent and 5 percent in 1997 and 1996, respectively.

For both defined benefit plans and other post-retirement plans, certain financial assumptions are used in determining the Company's projected benefit obligation. These assumptions are examined periodically by the Company and any required changes are reflected in the subsequent determination of projected benefit obligations.

The Company has a long-term disability plan covering most salaried employees. Expense for the years ended September 30, 1997, 1996, and 1995 was $163,000, $370,000, and $155,000, respectively.

6. CAPITAL STOCK
--------------------------------------------------------------------------------

Alagasco's authorized common stock consists of 3 million, $0.01 par value common shares. At September 30, 1997 and 1996, 1,972,052 shares were issued and outstanding. Alagasco is authorized to issue 120,000 shares of preferred stock par value $0.01 per share, in one or more series. There are no shares currently outstanding.

7. COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

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

LEGAL MATTERS: Alagasco is from time to time party to various pending or threatened legal proceedings. Certain of these lawsuits include claims for punitive damages in addition to other specified relief. Based upon information presently available, and in light of available legal and other defenses, contingent liabilities arising from threatened and pending litigation are not considered material in relation to the financial position of Alagasco. It should be noted, however, that Alagasco conducts business in Alabama and other jurisdictions in which the magnitude and frequency of punitive damage awards bearing little or no relation to culpability or actual damages continue to rise making it increasingly difficult to predict litigation results. Various legal proceedings arising in the normal course of business are currently in progress and Alagasco has accrued a provision for estimated costs.

LEASE OBLIGATIONS: Total payments related to leases included as operating expense were $2,280,000, $2,146,000, and $2,201,000 in 1997, 1996 and 1995,
respectively. Minimum future rental payments (in thousands) required after 1997 under leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

-------------------------------------------------------------------------------
        1998         1999       2000      2001     2002    2003 and thereafter
-------------------------------------------------------------------------------
       $2,329        $647       $305      $249     $71            $25
-------------------------------------------------------------------------------



8. SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------------------------------------------

Supplemental information concerning cash flow activities is as follows:

-------------------------------------------------------------------------------
For the years ended September 30, (in thousands)       1997      1996    1995
-------------------------------------------------------------------------------
Interest paid, net of amount capitalized              $10,192  $9,216  $11,166
Income taxes paid                                     $13,228  $5,932  $10,920
Noncash investing activities:
  Capitalized depreciation                            $   168  $  166  $   166
  Allowance for funds used during construction        $   490  $  972  $ 1,054
Noncash financing activities (debt issuance costs)    $    --  $  171  $   340
-------------------------------------------------------------------------------

9. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
-------------------------------------------------------------------------------
FINANCIAL INSTRUMENTS: The fair value of cash and cash equivalents, trade receivables (net of allowance), and short-term debt approximates fair value due to the short maturity of the instruments. The fair value of fixed-rate long-term debt with a carrying value of $125,000,000, would be $126,886,000 at September 30, 1997. The fair value was based on the market value of debt with similar maturities and with interest rates currently trading in the marketplace.

Alagasco has entered into an agreement with a financial institution whereby it can sell on an ongoing basis, with recourse, certain installment receivables related to its merchandising program up to a maximum of $20 million. During 1997, 1996 and 1995, Alagasco sold $7,926,000, $8,831,000 and $8,454,000, respectively, of installment receivables. At September 30, 1997 and 1996, the balance of these installment receivables was $17,160,000 and

$16,964,000, respectively. Receivables sold under this agreement are considered financial instruments with off-balance sheet risk. Alagasco's exposure to credit loss in the event of non-performance by customers is represented by the balance of installment receivables.

CONCENTRATION OF CREDIT RISK: Natural gas distribution operating revenues and related accounts receivable are generated from state-regulated utility natural gas sales and transportation to more than 465,000 residential, commercial and industrial customers located in central and north Alabama. A change in economic conditions may affect the ability of customers to meet their obligations; however, Alagasco believes that its provision for possible losses on uncollectible accounts receivable is adequate for its credit loss exposure.

10. RECENT PRONOUNCEMENTS OF THE FASB
--------------------------------------------------------------------------------

In fiscal 1997, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which establishes a fair value-based method of accounting for employee stock options. The Statement allows companies to continue to follow the accounting treatment prescribed by APB Opinion 25 with proper disclosure. The Company has adopted the disclosure-only provisions of SFAS 123.

In 1997, the Company adopted SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which provides accounting and reporting standards for such transactions. The adoption did not have a material impact on the consolidated financial statements.

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

11. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)
--------------------------------------------------------------------------------

The following data summarize quarterly operating results. Alagasco's business is seasonal in character and strongly influenced by weather conditions.

-------------------------------------------------------------------------------------------------------------------

Fiscal year 1997 quarters (in thousands)                          First         Second        Third        Fourth
-------------------------------------------------------------------------------------------------------------------
Operating revenues                                               $ 83,305      $160,152      $ 70,147      $ 49,380
Operating income (loss)                                          $  4,055      $ 22,963      $  4,282      $ (2,626)
Net income (loss) available for common                           $  1,807      $ 20,163      $  1,701      $ (5,101)
-------------------------------------------------------------------------------------------------------------------
Fiscal year 1996 quarters (in thousands)
-------------------------------------------------------------------------------------------------------------------
Operating revenues                                               $ 73,185      $162,143      $ 77,225      $ 44,699
Operating income (loss)                                          $  4,124      $ 21,271      $  3,638      $ (2,810)
Net income (loss) available for common                           $  1,986      $ 18,646      $  1,380      $ (5,051)
-------------------------------------------------------------------------------------------------------------------

12. TRANSACTIONS WITH RELATED PARTIES
--------------------------------------------------------------------------------


Alagasco purchased natural gas from affiliates amounting to $5,165,000, $5,097,000, and $4,644,000, in 1997, 1996, and 1995, respectively. These amounts are included in gas purchased for resale. Alagasco had net payables to affiliates of $4,984,000 at September 30, 1997, and net receivables from affiliates of $9,070,000 at September 30, 1996.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF ENERGEN CORPORATION:

Our report on the consolidated financial statements of Energen Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 50 of the 1997 Annual Report to Stockholders of Energen Corporation and subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 16 and 17 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information required to be included therein.



Coopers & Lybrand L.L.P.
Birmingham, Alabama
October 23, 1997

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
ENERGEN CORPORATION AND SUBSIDIARIES

================================================================================

YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)        1997         1996        1995
================================================================================
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Balance at beginning of year                   $ 3,002     $ 2,533     $ 2,037
--------------------------------------------------------------------------------
     Additions:
       Charged to income                         1,837       2,361       2,431
       Recoveries and adjustments                 (186)       (187)         67
--------------------------------------------------------------------------------

                                                 1,651       2,174       2,498
--------------------------------------------------------------------------------

    Less uncollectible accounts written off      1,468       1,705       2,002
--------------------------------------------------------------------------------

BALANCE AT END OF YEAR                         $ 3,185     $ 3,002     $ 2,533
================================================================================

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
ALABAMA GAS CORPORATION

================================================================================

YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)         1997        1996        1995
================================================================================
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Balance at beginning of year                   $ 2,985     $ 2,000     $ 2,000
--------------------------------------------------------------------------------

     Additions:
       Charged to income                         1,575       2,349       1,935
       Recoveries and adjustments                 (186)       (187)         67
--------------------------------------------------------------------------------

                                                 1,389       2,162       2,002
--------------------------------------------------------------------------------

    Less uncollectible accounts written off      1,218       1,177       2,002
--------------------------------------------------------------------------------

BALANCE AT END OF YEAR                         $ 3,156     $ 2,985     $ 2,000
================================================================================