Form 10-Q
period 1997-12-31
ENERGEN CORP; ALABAMA GAS CORP
filed 1998-02-13
CIK 277595, 3146

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549


                             FORM 10-Q



  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
         THE QUARTER ENDED DECEMBER 31, 1997

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


Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of February 10, 1998:


        Energen Corporation, $0.01 par value         14,506,601 shares
        Alabama Gas Corporation, $0.01 par value      1,972,052 shares

ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1997

TABLE OF CONTENTS

                                                                Page

       PART I: FINANCIAL INFORMATION (Unaudited)


Item 1.   Financial Statements

          (a)  Consolidated Statements of Income of
               Energen Corporation                                 3

          (b)  Consolidated Balance Sheets of
               Energen Corporation                                 4

          (c)  Consolidated Statements of Cash Flows
                       of Energen Corporation                      6

          (d)  Statements of Income of
                      Alabama Gas Corporation                      7

          (e)  Balance Sheets of Alabama Gas
                      Corporation                                  8

          (f)  Statements of Cash Flows of
                        Alabama Gas Corporation                   10

          (g)  Notes to Unaudited Financial
                        Statements                                11

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations           15

            Selected Business Segment Data of
                   Energen Corporation                                 18

PART II: OTHER INFORMATION

Item 2.       Changes in Securities                                   19

Item 4.       Submission of Matters to a Vote of
                   Security Holders                                   19

Item 6.      Exhibits and Reports on Form 8-K                         19

SIGNATURES                                                            20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
ENERGEN CORPORATION
(Unaudited)


Three months ended December 31,
(in thousands, except share data)  1997                1996

Operating Revenues
Natural gas distribution          $ 95,755          $   83,305
Oil and gas production activities   30,133             13,697

     Total operating revenues       125,888             97,002

Operating Expenses
Cost of gas                          50,747             41,460
Operations and maintenance           34,141         30,102
Depreciation, depletion and
  amortization                           17,836             10,397
Taxes, other than income taxes           10,022              7,088

     Total operating expenses       112,746            89,047

Operating Income                      13,142              7,955

Other Income (Expense)
Interest expense                       (7,235)           (4,945)
Other, net                             818                1,175

     Total other expense             (6,417)           (3,770)

Income Before Income Taxes            6,725               4,185
Income taxes                            598               1,008

Net Income                         $   6,127           $  3,177

Basic Earnings Per Average
 Common Share*                    $   0.42             $    0.28

Diluted Earnings Per Average
 Common Share*                    $   0.42              $   0.28

Dividends Per Common Share*     $   0.31                $  0.30

Average Common Shares
  Outstanding*                    14,443,610         11,234,471

*Share data has not been restated to reflect a 2-for-1 stock split payable March 2, 1998 (see Note 3)

The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
ENERGEN CORPORATION

                              December 31, 1997   September 30, 1997
(in thousands)                   (unaudited)

ASSETS
Current Assets
Cash and cash equivalents       $    8,729     $    105,402
Accounts receivable, net of allowance
  for doubtful accounts of $3,532 at
  December 31, 1997, and
  $3,185 at September 30, 1997     92,504          70,676
Inventories, at average cost
     Storage gas               24,077       25,367
     Materials and supplies     7,084        7,281
   Liquified natural gas in storage      3,856       3,630
Deferred gas cost            16,677         2,512
Deferred income taxes         7,765            7,438
Prepayments and other         6,677          19,859

          Total current assets     167,369         242,165

Property, Plant and Equipment
Oil and gas properties, successful
  efforts method                   513,361         454,210
Less accumulated depreciation,
  depletion and amortization       97,870         87,554

     Oil and gas properties, net     415,491           366,656

Utility plant                      589,555        583,630
Less accumulated depreciation     291,606         287,749

     Utility plant, net                297,949         295,881

Other property, net      4,351          4,466


     Total property, plant and
      equipment, net             717,791          667,003

Other Assets
Deferred income taxes         2,138          1,144
Deferred charges and other         8,603          9,485


     Total other assets       10,741         10,629

TOTAL ASSETS   $    895,901   $    919,797


The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
ENERGEN CORPORATION


(in thousands,                 December 31, 1997 September 30, 1997
except share data)                 (unaudited)


CAPITAL AND LIABILITIES
Current Liabilities
Long-term debt due within one year   $  1,855      $   1,855
Notes payable to banks                168,000        202,000
Accounts payable                       51,601         49,196
Accrued taxes                          20,893         18,300
Customers' deposits                    17,718         16,399
Amounts due customers                   7,619          7,347
Accrued wages and benefits             11,685         13,719
Other                                  22,535         21,935

          Total current liabilities     301,906      330,751

Deferred Credits and Other Liabilities
Other                              8,621                  8,301

          Total deferred credits and
           other liabilities               8,621          8,301

Commitments and Contingencies                --              --

Capitalization
Preferred stock, cumulative $0.01
  par value, 5,000,000
  shares authorized                          --               --
Common shareholders' equity*
     Common stock, $0.01 par value;
     30,000,000 shares authorized,
     14,480,071 shares outstanding
     at December 31, 1997, and
     14,398,109 shares outstanding
     at September 30, 1997                  145              144
     Premium on capital stock           188,822          185,841
     Capital surplus                      2,802            2,802
     Retained earnings                  114,003          112,356

        Total common shareholders'
        equity                          305,772          301,143
Long-term debt                          279,602          279,602

          Total capitalization       585,374           580,745


TOTAL CAPITAL AND LIABILITIES     $  895,901     $ 919,797


*Share data has not been restated to reflect a 2-for-1 stock split payable March 2, 1998 (see Note 3)

The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
ENERGEN CORPORATION
(Unaudited)

Three months ended December 31,
(in thousands)                       1997                1996


Operating Activities
Net income                  $  6,127                  $  3,177
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
  Depreciation, depletion
   and amortization           17,836           10,397
  Deferred income taxes, net        (1,375)        1,640
  Deferred investment tax credits, net        (117)         (122)
     Net change in:
     Accounts receivable    (21,828)     (29,963)
     Inventories              1,261             (14)
     Deferred gas cost           (14,165)      (13,379)
     Accounts payable
      gas purchases                 17,211          39,192
     Accounts payable
      trade                     (14,806)               601
     Other current assets
      and liabilities                 15,932             1,191
  Other, net               2,713         1,146

    Net cash provided by
     operating activities         8,789      13,866

Investing Activities
Additions to property, plant
  and equipment               (68,556)             (14,792)
Payments on notes receivable     259               185
Other, net                      174                   470

     Net cash used in investing
      activities               (68,123)            (14,137)

Financing Activities
Payment of dividends on
  common stock                         (4,480)      (3,375)
Issuance of common stock                1,141        1,654
Reduction of long-term debt                --          (53)
Payment of note payable issued
  to purchase U.S. Treasury securities    (98,636)         --
Net change in short-term debt               64,636     8,000
    Net cash provided by
     (used in) financing
     activities              (37,339)            6,226

Net change in cash and cash equivalents      (96,673)      5,955
Cash and cash equivalents at
 beginning of period                   105,402              17,074

Cash and Cash Equivalents at
  End of Period                            $  8,729       $  23,029


The accompanying Notes are an integral part of these financial statements.

STATEMENTS OF INCOME
ALABAMA GAS CORPORATION
(Unaudited)



Three months ended December 31,
(in thousands)                1997                 1996


Operating Revenues       $  95,755      $  83,305


Operating Expenses
Cost of gas         51,404         42,092
Operations and maintenance      25,000       24,205
Depreciation        6,197          5,759
Income taxes
  Current        2,148          22
  Deferred, net       (927)          966
  Deferred investment
   tax credits, net            (117)             (122)
Taxes, other than income taxes     7,252      6,328

    Total operating expenses   90,957        79,250

Operating Income         4,798          4,055

Other Income
Allowance for funds used
 during construction              85              136
Other, net             79                374

    Total other income         164           510

Interest Charges
Interest on long-term debt         2,210          2,211
Other interest expense        569       547

    Total interest charges         2,779                2,758

Net Income     $    2,183     $    1,807

The accompanying Notes are an integral part of these financial statements.


BALANCE SHEETS
ALABAMA GAS CORPORATION

                              December 31, 1997     September 30, 1997
(in thousands)                   (unaudited)


ASSETS
Property, Plant and Equipment
Utility plant                      $  589,555           $  583,630
Less accumulated depreciation         291,606          287,749

  Utility plant, net       297,949        295,881

Other property, net              343       347

Current Assets
Cash and cash equivalents      6,841          2,580
Accounts receivable
  Gas                         57,059         36,098
  Merchandise                  2,457          2,001
  Other                        1,810          1,442
  Allowance for doubtful accounts      (3,500)        (3,156)
Inventories, at average cost
  Storage gas                       24,077         25,367
  Materials and supplies             5,428          5,391
  Liquified natural gas in storage   3,856          3,630
Deferred gas cost                   16,677          2,512
Deferred income taxes         6,016          5,675
Prepayments and other         5,789          6,696

          Total current assets     126,510        88,236

Deferred Charges and Other Assets       5,103          5,917

TOTAL ASSETS          $   429,905            $  390,381




The accompanying Notes are an integral part of these financial statements.



BALANCE SHEETS
ALABAMA GAS CORPORATION


                             December 31, 1997   September 30, 1997
(in thousands,                  (unaudited)
except share data)

CAPITAL AND LIABILITIES
Capitalization
Common shareholder's equity
  Common stock, $0.01 par value;
     3,000,000 shares authorized,
     1,972,052 shares outstanding at
     December 31, 1997, and
     September 30, 1997       $     20            $     20
   Premium on capital stock       31,682        31,682
   Capital surplus                  2,802             2,802
   Retained earnings        109,077      106,894

   Total common shareholder's
    equity                       143,581         141,398
Cumulative preferred stock, $0.01
  par value, 120,000 shares
  authorized, issuable in series -
  $4.70 Series                          --             --
Long-term debt                      125,000       125,000

   Total capitalization             268,581       266,398

Current Liabilities
Notes payable to banks               25,000         11,000
Accounts payable
  Trade                              45,575         28,923
  Affiliated companies                8,265          4,984
Accrued taxes                        20,202         16,745
Customers' deposits                  17,718         16,399
Other amounts due customers           7,619          7,347
Accrued wages and benefits            4,299          3,879
Other                                 9,109          10,481

   Total current liabilities         137,787         99,758

Deferred Credits and Other Liabilities
Deferred income taxes                 16,282         16,739
Accumulated deferred investment
 tax credits                           3,012          3,130
Regulatory liability                   3,470          3,651
Customer advances for
 construction and other                  773            705

    Total deferred credits
     and other liabilities             23,537         24,225

Commitments and Contingencies


TOTAL CAPITAL AND LIABILITIES      $  429,905     $  390,381

The accompanying Notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
ALABAMA GAS CORPORATION
(Unaudited)

Three months ended December 31,        1997             1996
(in thousands)

Operating Activities
Net income                            $    2,183        $  1,807
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
  Depreciation and amortization     6,197            5,759
  Deferred income taxes, net            (927)              966
  Deferred investment
    tax credits                          (117)            (122)
  Net change in:
    Accounts receivable      (21,441)               (28,714)
    Inventories                1,027                   (309)
    Deferred gas cost        (14,165)        (13,379)
    Accounts payable -
      gas purchases                  17,211            39,192
    Accounts payable - other trade     (559)       (2,215)
    Other current assets and liabilities    5,112       466
Other, net                               677       (6)

    Net cash provided by (used in)
     operating activities             (4,802)            3,445

Investing Activities
Additions to property, plant and
  equipment                      (8,197)            (6,403)
Net advances from affiliates          3,281             13,727
Other, net                              (21)               421

    Net cash provided by (used in)
     investing activities             (4,937)            7,745

Financing Activities
Payment of dividends on
 common stock                        --                    (3,350)
Net change in short-term debt           14,000                 --

     Net cash provided by (used in)
       financing activities             14,000         (3,350)

Net change in cash and cash equivalents        4,261       7,840
Cash and cash equivalents at
 beginning of period           2,580                 803

Cash and Cash Equivalents at
  End of Period                  $  6,841                  $  8,643


The accompanying Notes are an integral part of these financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
ENERGEN CORPORATION AND ALABAMA GAS CORPORATION


1.   BASIS OF PRESENTATION

All adjustments to the unaudited financial statements which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods have been recorded. Such adjustments consisted of normal recurring items and immaterial adjustments.
The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended September 30, 1997, 1996, and 1995, included in the 1997
Annual Report of Energen Corporation (the Company) on Form 10-K.
Certain reclassifications were made to conform prior years' financial statements to the current quarter presentation. The Company's natural gas distribution business is seasonal in character and influenced by weather conditions. Results of operations for the interim periods are not necessarily indicative of the results which may be expected for the fiscal year.

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

Under RSE as extended, the APSC conducts quarterly reviews to determine, based on Alagasco s projections and fiscal year-to-date performance, whether Alagasco s return on equity for the fiscal year will be within the allowed range of 13.15 percent to 13.65 percent. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each fiscal year, effective December 1, and cannot exceed 4 percent of prior-year revenues. RSE limits the utility s equity upon which a return is permitted to 60 percent of total capitalization and provides for certain cost control measures designed to monitor Alagasco s operations and maintenance (O&M) expense. If the change in O&M expense per customer falls within 1.25 percentage points above or below the Consumer Price Index For All Urban Customers
(index range), no adjustment is required. If, however, the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. Under RSE as extended, an $11.8 million annual increase in revenue became effective
December 1, 1997.

Alagasco calculates a temperature adjustment to customers' monthly bills to remove the effect of departures from normal temperature on Alagasco s earnings. The calculation is performed monthly, and the adjustments to customers bills are made in the same billing cycle the weather variation occurs.

Alagasco s rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply, including Gas Supply Realignment
(GSR) surcharges imposed by Alagasco s suppliers resulting from changes in gas supply purchases related to the implementation of Federal Energy Regulatory Commission (FERC) Order 636. The
APSC on October 7, 1996, issued an order providing for the refund to customers prior to January 31, 1997, of approximately $17 million of supplier refunds, including interest. The Company refunded these amounts to customers during January 1997.
The refunds were collected from a variety of sources and most relate to the settlement of rate case and FERC Order 636 proceedings of Southern Natural Gas Company (Southern) as described herein.

In accordance with APSC-directed regulatory accounting procedures, Alagasco in 1989 began returning to customers excess utility deferred taxes which resulted from a reduction in the federal statutory tax rate from 46 percent to 34 percent using the average rate assumption method. This method provides for the return to ratepayers of excess deferred taxes over the lives of the related assets. In 1993 those excess taxes were reduced as a result of a federal tax rate increase from 34 percent to 35 percent. Remaining excess utility deferred taxes of $2.1 million are being returned to ratepayers over approximately 13 years. At December 31, 1997, and September 30, 1997, a regulatory liability related to income taxes of $3.5 million and $3.7 million, respectively, was included in the consolidated financial statements.

3.  SUBSEQUENT EVENTS

On January 28, 1998, Energen announced a 2-for-1 split of the
Company's common stock. The split will be in the form of a 100 percent stock dividend and will be payable on March 2, 1998, to shareholders of record on February 13, 1998. If the stock dividend had been applied retroactively, basic earnings per average common share would have been $.21 and $.14 for the three months ended
December 31, 1997 and 1996, respectively.  Effective
January 30, 1998, the Restated Certificate of Incorporation of
Energen Corporation was amended to increase Energen's authorized common stock, par value $0.01 per share, from 30,000,000 shares to 75,000,000 shares.

On January 29, 1998, Taurus Exploration Inc. (Taurus) closed on a $17 million purchase of Gulf of Mexico properties from Chateau Oil and Gas Inc. The acquisition included an estimated
12.5 billion cubic feet (Bcf) of natural gas reserves in the Gulf of Mexico. Approximately 45 percent of the proved reserves are developed and producing, and Taurus plans to spend another $0.8 million over the next several years to bring on-line the 55 percent of behind-pipe reserves. Current net production is 7.1 million cubic feet a day. Taurus expects to sell approximately 20 percent of its share to a third party who will serve as the operating partner.

4.  DERIVATIVE COMMODITY INSTRUMENTS

Taurus periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on oil and gas production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange and over-the-counter swaps and basis hedges with major energy derivative product specialists. These transactions are accounted for under the hedge method of accounting. Under this method, any unrealized gains and losses are recorded as a current receivable/payable and a deferred gain/loss. Realized gains and losses are deferred until the revenues from the related hedged volumes are recognized in the income statement. These realized deferred gains and losses are reflected in current liabilities or current assets, respectively. Cash flows from derivative instruments are recognized as incurred through changes in working capital.
The Company had deferred gains of $1.6 million and deferred losses of $12.9 million on the balance sheet at December 31,1997 and September 30, 1997, respectively.

At December 31, 1997, Taurus had entered into contracts and swaps for 30.5 Bcf of its remaining estimated 1998 flowing gas production at an average contract price of $2.24 per Mcf and 315 MBbl of its remaining estimated flowing oil production at an average contract price of $20.40 per barrel. The program has been extended into fiscal year 1999 with contracts and swaps in place for 16.5 Bcf of flowing gas production at an average contract price of $2.20 per Mcf. Realized prices are anticipated to be lower than hedged prices due to basis difference and other factors.

All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. To apply the hedge method of accounting, management must demonstrate that a high correlation exists between the value of the derivative commodity instrument and the value of the item hedged. Management uses the historic relationships between the derivative instruments and the sales prices of the hedged volumes to ensure that a high level of correlation exists.


5.   RECENT PRONOUNCEMENTS OF THE FASB

During the first quarter, the Company adopted Statement of Financial Accounting (SFAS) No. 128, Earnings Per Share (EPS), which specifies computation, presentation, and disclosure requirements for EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to that of the diluted computation (see Note 7).

The Company also is required to adopt during fiscal 1998, SFAS No. 129, Disclosures of Information about Capital Structure, which establishes standards for disclosing information about an entity's capital structure; interim disclosure is not required. This adoption is not expected to have a material impact on the consolidated financial statements.

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

6.   SUPPLEMENTAL CASH FLOW INFORMATION

ENERGEN CORPORATION

Three months ended December 31,             1997             1996
(in thousands)

Interest paid                             $   9,274        $  4,825
Income taxes paid                         $     137        $    253
Noncash investing activities
 (capitalized depreciation
     and allowance for funds used
 during construction)                     $     117        $    182

ALABAMA GAS CORPORATION

Three months ended December 31,               1997             1996
(in thousands)

Interest paid                             $   5,173        $    3,986
Income taxes paid (refunded)              $    (508)       $    1,954
Noncash investing activities
 (capitalized depreciation
 and allowance for funds used
 during construction)                     $  117            $   182


7.   RECONCILIATION OF EARNINGS PER SHARE
(in thousands, except         Income           Shares            Per share*
per share amounts)         (Numerator)      (Denominator)          Amount

                                   3 months ended December 31, 1997

Basic EPS*
Income available to
 common stockholders          $  6,127          14,444             $   0.42
Effect of Dilutive Securities
Long-range performance shares                       53
Non-qualified stock options                         87

Diluted EPS*
Income available to common
 stockholders                $  6,127           14,584             $   0.42
     plus assumed conversions


                                           3 months ended December 31, 1996

Basic EPS*
Income available to common
 stockholders              $  3,177             11,234             $  0.28
Effect of Dilutive Securities
Long-range performance shares                       44
Non-qualified stock options                         46

Diluted EPS*
Income available to common
 stockholders              $  3,177             11,324             $  0.28
     plus assumed conversions

*Share data has not been restated to reflect a 2-for-1 stock split payable
  March 2, 1998 (see Note 3)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS


Energen's net income totaled $6.1 million ($0.42 per share) for the three months ended December 31,1997, and compared favorably with net income of $3.2 million ($0.28 per share) recorded in the same period last year. Taurus Exploration Inc. (Taurus), Energen's oil and gas exploration and production subsidiary, realized net income of $3.8 million as compared to $1.5 million in the same period last year, primarily due to a 136 percent increase in oil and gas production volumes to 12.9 billion cubic feet equivalent (Bcfe). Taurus also benefited from increased nonconventional fuels tax credits, partially offset by increased interest expense. Alagasco, Energen's natural gas utility, earned $2.2 million during the first fiscal quarter. This $0.4 million increase from the same period last year primarily was due to Alagasco's earning within its allowed range of return on a higher level of equity representing investment in utility plant.

Natural Gas Distribution:
Natural gas distribution revenues increased $12.5 million for the quarter primarily due to increased residential sales volumes resulting from colder weather than in the prior year and an increase in charges recovered through the Gas Supply Adjustment (GSA) rider. Weather that was 10 percent colder than the same period last year contributed to a 9 percent increase in residential sales volumes and a 22 percent increase in cost of gas. Gas price fluctuations are passed through volumetrically to the customer via the Company's GSA rider. The temperature adjustment provision allows customer bills to be adjusted on a real-time basis so that temperature variances from normal do not affect Alagasco's operating margins.

Operations and maintenance expenses increased slightly in the current year primarily to restore the bad debt reserve to a level appropriate for current receivable balances.

A slight increase in depreciation expense primarily was due to normal growth of the utility's distribution system. Taxes other than income primarily reflect various state and local business taxes as well as payroll-related taxes. State and local business taxes are generally based on gross receipts and fluctuate accordingly.

As discussed more fully in Note 2, Alagasco is subject to regulation by the APSC. On October 7,1996, the APSC issued an order to extend the Company's rate-setting mechanism through January 1, 2002. Under the terms of that extension, RSE will continue after January 1, 2002, unless, after notice to the Company and a hearing, the Commission votes to either modify or discontinue its operation.

Oil and Gas Exploration and Production:
Revenues from oil and gas production activities more than doubled in the current quarter to $30.1 million, primarily reflecting Taurus's prior-year property acquisitions. Total production volumes rose 136 percent to 12.9 Bcfe for the quarter. Natural gas production increased 127 percent to 10.3 Bcf. Oil volumes increased 65 percent to 259 MBbl. During 1997 Taurus acquired high BTU-content natural gas reserves in the San Juan
Basin which yielded 176 MBbl in natural gas liquids in the current quarter. Taurus also benefited from higher realized gas prices. Gas sales prices increased 7 percent to $2.21 per Mcf. Oil prices, on the other hand, decreased 3 percent to $17.15 per barrel. Natural gas liquids sold for an average price of $9.38 per barrel.

Taurus periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on oil and gas production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange and over-the-counter swaps and basis hedges with major energy derivative product specialists. All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions.
At December 31, 1997, Taurus has entered into contracts and swaps for 30.5 Bcf of its remaining estimated 1998 flowing gas production at an average contract price of $2.24 per Mcf and 315 MBbl of its remaining estimated flowing oil production at an average contract price of $20.40 per barrel. The program has been extended into fiscal year 1999 with contracts and swaps in place for 16.5 Bcf of flowing gas production at an average contract price of $2.20 per Mcf. Realized prices are anticipated to be lower than hedged prices due to basis difference and other factors.

O&M expenses increased $3.7 million for the quarter primarily due to significant growth in production and acquisition activity at Taurus. Lease operating expenses rose by $4.7 million. Exploration expense was lower by $0.5 million primarily due to the timing of exploratory efforts in the current period.

Taurus's significantly higher production volumes generated the majority of the $7 million increase in DD&A for the quarter.
In addition, the average depletion rate in the current year was $0.87 compared to $0.81 for the same period last year.

Taurus's expense for taxes other than income primarily reflects production-related taxes which were $2 million higher this quarter due to increased production.

Non-Operating Items:
Interest expense for the Company increased $2.3 million in the quarter primarily due to the issuance of $85 million of Energen medium-term notes in July 1997 to fund growth at Taurus. The Company also increased borrowings under its short-term credit facilities for the same purpose.

The Company's effective tax rates are lower than statutory federal tax rates primarily due to the recognition of nonconventional fuels tax credits and the amortization of investment tax credits. The Company's effective tax rates are expected to remain lower than statutory federal rates through December 31, 2002, as tax credits generated each year are expected to be fully recognized in the financial statements. Income tax expense decreased in the current quarter as the impact of higher consolidated pretax income was more than offset by significantly greater recognition of nonconventional fuels tax credits on an interim basis in the current year.

Like many companies, Energen is in the process of evaluating its computer software to determine whether modifications will be required for it to function properly in the year 2000. Costs associated with evaluation and testing are being expensed as incurred. The Company has not yet fully determined the total cost of the project but does not anticipate any material impact on the consolidated financial statements.

FINANCIAL POSITION AND LIQUIDITY


Operating cash flow was $8.8 million compared to $13.9 million in the prior year. The Company benefited from increased net income caused by significantly higher oil and gas production; however, that increase was more than offset by decreased cash flows from other working capital items, which are highly influenced by throughput and timing of payments.

The Company invested $68.1 million primarily to acquire oil and gas properties. In the first quarter, Taurus added $60.4 million in capital expenditures. Utility capital expenditures totaled $8.3 million and represented primarily normal system distribution expansion and support facilities.

The Company used $37.3 million for financing activities in the first quarter. For Alabama shares tax planning purposes, the Company borrowed $98.6 million in September 1997 to invest in short-term federal obligations. The Treasuries matured in early October and the proceeds were used to repay the debt. This repayment of debt was offset by increased borrowings under Energen's short-term credit facilities incurred mainly to finance Taurus's acquisition and development strategy.

FUTURE CAPITAL RESOURCES AND LIQUIDITY


The Company plans to continue to implement its diversified growth strategy. Over the next five years, Taurus plans to invest approximately $750 million to acquire and develop producing activities and to participate in exploration and related development. In fiscal 1998, Taurus plans to spend approximately $165 million, including $100 million for property acquisitions. During the first quarter, Taurus spent $50.9 million on property acquisitions. It should be noted that Taurus's continued ability to invest in property acquisitions will be significantly influenced by industry trends as the producing property acquisition market has historically been cyclical. From time to time, Taurus also may be engaged in negotiations to sell, trade or otherwise dispose of previously acquired property.

During the first quarter of 1998, Taurus acquired approximately 79 Bcfe of proved oil and natural gas reserves in the Permian Basin of west Texas from B.C. Oil and Gas Ltd. and certain affiliated companies for $43.3 million. More than half of the proved reserves are behind-pipe and undeveloped, and Taurus plans to spend an additional $17 million over the next two to three years to fully develop the behind-pipe, water flood and undeveloped reserve potential. Oil accounts for 70 percent of the estimated proved reserves. The properties include approximately 350 producing wells, of which Taurus will operate 248. Taurus also purchased an estimated 4.5 Bcfe of predominantly natural gas reserves in southwest Mississippi from Oxy USA Inc. for $7.1 million. Current net production is 5.9 MMcfd and 88 barrels of oil a day.

To finance Taurus's investment program, the Company will continue to utilize its short-term credit facilities to supplement internally generated cash flow, with long-term debt and equity providing permanent financing. In December 1997, Energen filed a $400 million shelf registration for debt and common stock and intends to issue long-term debt under that registration during the second quarter. During the first quarter, Energen increased its available short-term credit facilities to $228 million to accommodate its growth plans. Depending upon the Company's level of activity in acquiring oil and gas properties, Energen may issue common equity during this fiscal year.

Utility capital expenditures for normal distribution system renewal and expansion and support facilities could approximate $60 million in fiscal 1998. Alagasco also will maintain an investment in storage working gas which is expected to average approximately $24 million in 1998.
The utility anticipates funding these capital requirements through internally generated capital and the utilization of short-term credit facilities.

Forward-Looking Statements and Risks: Certain statements in this report, including statements of future plans, objectives, and expected performance of the Company and its subsidiaries, are forward-looking statements that are dependent on certain events, risks and uncertainties that may be outside their control which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, economic and competitive conditions, inflation rates, legislative and regulatory changes, financial market conditions, future business decisions, and other uncertainties, all of which are difficult to predict. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserves and production estimates. In the event Taurus is unable to invest fully its planned acquisition expenditures, future operating revenues and proved reserves could be negatively affected. The drilling of exploratory wells can involve significant risk including that related to timing, success rates and cost overruns. These risks can be impacted by lease and rig availability, complex geology and other factors. Results of operations and cash flows also could be affected by future oil and gas prices. Although Taurus makes use of futures, swaps and fixed price contracts to mitigate risk, fluctuations in oil and gas prices may affect the Company's financial position and results of operations.

OTHER

Recent Pronouncements of the FASB

During the first quarter, the Company adopted SFAS No. 128, Earnings Per Share, which specifies computation, presentation, and disclosure requirements for EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to that of the diluted computation (see Note 7).

The Company also is required to adopt during fiscal 1998, SFAS
No. 129, Disclosures of Information about Capital Structure, which establishes standards for disclosing information about an entity's capital structure; although interim disclosure is not required. This adoption is not expected to have a material impact on the consolidated financial statements.

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

SELECTED BUSINESS SEGMENT DATA
ENERGEN CORPORATION
(Unaudited)


Three months ended December 31,
(dollars in thousand,
except sales price data)                  1997                    1996

Natural Gas Distribution
Operating revenues
       Residential                    $   62,377              $   55,524
       Commercial and
         industrial - small               23,494                  19,454
      Transportation                       9,357                   8,554
      Other                                  527                    (227)

          Total                       $   95,755              $   83,305

Gas delivery volumes (Mmcf)
    Residential                            7,833                   7,182
    Commercial and
     industrial - small                    3,456                   3,036
   Transportation                         16,374                  16,336

         Total                            27,663                  26,554

Other data
     Depreciation and
       amortization                   $    6,197              $    5,759
     Capital expenditures             $    8,314              $    6,585
     Operating income                 $    5,902              $    4,921

Oil and Gas Exploration and Production
Operating revenues
     Natural gas                      $   22,789              $    9,386
     Oil                                   4,445                   2,785
     Natural gas liquids                   1,649                      --
     Other                                 1,250                   1,526

           Total                      $   30,133              $   13,697

Sales volume
    Natural gas (Mmcf)                    10,304                   4,534
    Oil (Mbbl)                               259                     157
    Natural gas liquids (Mbbl)               176                      --
Average sales price
    Natural gas (Mmcf)               $      2.21             $      2.07
    Oil (barrel)                     $     17.15             $     17.70
    Natural gas liquids (barrel)     $      9.38             $        --
Other data
   Depreciation, depletion
    and amortization                 $   11,639               $    4,638
   Capital expenditures              $   60,359               $    8,389
   Exploration expenditures          $      123               $      645
   Operating income               $     7,541                $    3,824

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

Effective January 30, 1998, the Restated Certificate of
Incorporation of Energen Corporation was amended to increase
Energen's authorized common stock, par value $0.01 per share, from 30,000,000 shares to 75,000,000 shares.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                OF SECURITY HOLDERS

a. At the annual meeting of shareholders held on January 28, 1998, the Energen shareholders elected the following Directors to serve for three year terms expiring in 2001;

              Director           Votes cast for    Votes withheld
         Dr. Stephen D. Ban          12,008,837        546,064
          Julian W. Banton           12,001,773        553,128
       Wm. Michael Warren, Jr.       12,020,255        534,646

b. A proposed amendment to the Restated Certificate of Incorporation of Energen Corporation was submitted to a vote of the shareholders. The proposed amendment, which became effective January 30, 1998, increased Energen's authorized common stock, par value $0.01 per share, from 30,000,000 shares to 75,000,000 shares. The amendment passed with 10,275,233 shares of common stock voting in favor of the proposal, 2,153,431 shares voting against the proposal, and 126,237 shares abstaining.

c. The shareholders approved the Energen Corporation 1997 Stock Incentive Plan. The Plan was approved with 9,466,573 shares of common stock voted in favor of the proposal, 1,824,034 shares voted against the proposal, 211,147 shares abstained, and 1,053,148 broker non-votes.

d. The shareholders approved certain issuances of common stock under the Energen Corporation 1997 Deferred
     Compensation Plan. The proposal was approved with 10,663,055 shares of common stock voted in favor of the proposal, 600,754 shares voted against the proposal, 237,942 shares abstained, and 1,053,151 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

    3(a) Articles of Amendment to the Restated Certificate of Incorporation, dated January 30, 1998.

   3(b) Restated Certificate of Incorporation, as amended through January 30, 1998.

   4(a)  First Supplemental Indenture, dated as of September 5, 1997, between
        Energen Corporation and The Bank of New York Trustee, to Indenture dated as of January 1, 1992.

   4(b)  First Supplemental Indenture, dated as of September 5, 1997, between
        Energen Corporation and The Bank of New York Trustee, to Indenture dated as of March 1, 1993.
   27.1 Financial data schedule of Energen Corporation (for SEC purposes only)

   27.2 Financial data schedule of Alabama Gas Corporation (for SEC purposes only)

b. Reports on Form 8-K

     No reports on Form 8-K were filed for the three months ended December
   31,1997.
SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ENERGEN CORPORATION
                                              ALABAMA GAS CORPORATION


     February 11, 1998                    By/s/ Wm. Michael Warren, Jr.
                                          Wm. Michael Warren, Jr.
                                          Chairman, President and
                                          Chief Executive Officer of
                                          Energen, Chairman and Chief
                                          Executive Officer of Alagasco


     February 11, 1998                    By/s/ G. C. Ketcham
                                          G. C. Ketcham
                                          Executive Vice President, Chief
                                          Financial Officer and Treasurer
                                          of Energen and Alagasco



     February 11, 1998                    By/s/ Grace B. Carr
                                          Grace B. Carr
                                          Controller of Energen



     February 11, 1998                    By/s/ Paula H. Rushing
                                          Paula H. Rushing
                                          Vice President-Finance of
                                          Alagasco