Form 10-Q
period 1998-03-31
ENERGEN CORP; ALABAMA GAS CORP
filed 1998-05-13
CIK 277595, 3146

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1998

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

Indicate by a check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES X NO ____


Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of May 11, 1998:


Energen Corporation      $0.01 par value  29,158,505 shares
Alabama Gas Corporation  $0.01 par value   1,972,052 shares






                ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
                FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

                               TABLE OF CONTENTS


Page

                   PART I: FINANCIAL INFORMATION (Unaudited)


Item 1.  Financial Statements

  (a)  Consolidated Statements of Income of Energen       Corporation
       3

  (b)  Consolidated Balance Sheets of Energen
        Corporation                                  4

 (c)  Consolidated Statements of Cash Flows of
       Energen Corporation                           6

 (d)  Statements of Income of Alabama Gas
       Corporation                                  7

  (e)   Balance Sheets of Alabama Gas Corporation    8

 (e)  Statements of Cash Flows of Alabama Gas
       Corporation                                 10

  (g)   Notes to Unaudited Financial Statements     11

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations        15

        Selected Business Segment Data of Energen
         Corporation                                19


                          PART II: OTHER INFORMATION

Item 2. Changes in Securities                       20

Item 4. Submission of Matters to a Vote of Security
         Holders                                    20

Item 6. Exhibits and Reports on Form 8-K            20


SIGNATURES                                          21


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
ENERGEN CORPORATION
(Unaudited)

                     Three months ended  Six months ended
(in thousands,            March 31,           March 31,
except share data)   1998         1997    1998       1997


Operating Revenues
Natural gas
 distribution     $161,747  $160,151   $257,502  $243,456
Oil and gas production
 activities         36,226    22,791     66,359    36,488

   Total operating
     Revenues      197,973   182,942    323,861   279,944


Operating Expenses
Cost of gas         80,299    83,912    131,046   125,372
Operations and
 Maintenance        34,385    32,001     68,526    62,103
Depreciation, depletion,
 and amortization   24,316    12,625     42,152     23,022
Taxes, other than
 income taxes       14,547    12,806     24,569    19,894


   Total operating
    Expenses       153,547   141,344    266,293   230,391


Operating Income    44,426    41,598     57,568    49,553


Other Income (Expense)
Interest expense    (7,666)   (5,856)   (14,901) (10,801)
Other, net             507     1,155      1,325     2,330


   Total other
    income (expense)(7,159)   (4,701)  (13,576)   (8,471)


Income Before
 Income Taxes       37,267    36,897    43,992     41,082
Income taxes        (3,025)    6,366    (2,427)     7,374


Net Income         $40,292   $30,531   $46,419    $33,708


Basic Earnings Per Avg.
 Common Share*       $1.39     $1.21     $1.60      $1.41


Diluted Earnings Per Avg.
 Common Share*       $1.37     $1.19     $1.59      $1.40


Dividends Per
 Common Share*      $0.155    $0.150    $0.310      0.300


Basic Avg. Common Shares
 Outstanding*       29,027     25,311    28,956     23,874


*Share amounts reflect a 2-for-1 stock split effective March 2, 1998

The accompanying Notes are an integral part of these statements

CONSOLIDATED BALANCE SHEETS
ENERGEN CORPORATION


                      March 31, 1998   September 30, 1997
(in thousands)         (unaudited)


ASSETS
Current Assets
Cash and cash equivalents       $  8,200         $105,402
Accounts receivable, net of
 allowance for doubtful
 accounts of $3,850 at
 March 31, 1998, and
 $3,185 at September 30, 1997     84,068           70,676
Inventories, at average cost
 Storage gas                      16,747           25,367
 Materials and supplies            7,646            7,281
 Liquified natural gas in
  storage                          3,616            3,630
Deferred gas cost                  8,231            2,512
Deferred income taxes                   12,559            7,438
Prepayments and other                   18,458           19,859


   Total current assets               159,525          242,165


Property, Plant and Equipment
Oil and gas properties, successful
 efforts method                        539,380          454,210
Less accumulated depreciation,
  depletion and amortization           115,372           87,554

 Oil and gas properties, net          424,008          366,656

Utility plant                          603,284          583,630
Less accumulated depreciation          296,512          287,749

 Utility plant, net                   306,772          295,881

Other property, net                      4,163            4,466


 Total property, plant and
   equipment, net                     734,943          667,003


Other Assets
Deferred income taxes                   11,065            1,144
Deferred charges and other               9,032            9,485


 Total other assets                    20,097           10,629


TOTAL ASSETS                          $914,565          $919,797


The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
ENERGEN CORPORATION

(in thousands,       March 31, 1998    September 30, 1997
except share data)     (unaudited)


CAPITAL AND LIABILITIES
Current Liabilities
Long-term debt due
 within one year           $   1,859            $   1,855
Notes payable to banks                  46,000          202,000
Accounts payable                        49,109           49,196
Accrued taxes                           22,892           18,300
Customers' deposits                     17,778           16,399
Amounts due customers                    8,692            7,347
Accrued wages and benefits              11,976           13,719
Other                                   25,753           21,935


   Total current liabilities          184,059          330,751


Deferred Credits and Other Liabilities
Other                                    8,299            8,301


   Total deferred credits and
     other liabilities                  8,299            8,301


Commitments and Contingencies               --               --


Capitalization
Preferred stock, cumulative
 $0.01 par value,
 5,000,000 shares authorized               --           --
Common shareholders' equity*
 Common stock, $0.01 par value; 75,000,000
  shares authorized, 29,090,378
  shares outstanding at March 31, 1998, and
  28,796,218 shares outstanding at
  September 30, 1997                       291              288
 Premium on capital stock             191,325          185,841
 Capital surplus                        2,802            2,802
 Retained earnings                    149,645          112,212


   Total common shareholders'
    equity                            344,063          301,143
Long-term debt                         378,144          279,602


   Total capitalization               722,207          580,745


TOTAL CAPITAL AND LIABILITIES         $914,565          $919,797


*Share amounts reflect a 2-for-1 stock split effective March 2, 1998


The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
ENERGEN CORPORATION
(Unaudited)

Six months ended March 31,
(in thousands)                 1998            1997

Operating Activities
Net income                       $46,419          $33,708
Adjustments to reconcile net
  income to net cash provided by
  (used in) operating activities:
 Depreciation, depletion and
    amortization                            42,152      23,022
 Deferred income taxes, net                (15,231)        (683)
 Deferred investment tax
    credits, net                             (235)       (244)
   Net change in:
   Accounts receivable                     (13,392)    (24,023)
   Inventories                                8,269     (1,107)
   Deferred gas cost                       (5,719)     (1,585)
     Accounts payable
      - gas purchases                   4,380       5,580
   Accounts payable - trade                (4,467)     (6,467)
   Other current assets and
    liabilities                             10,792     (17,108)
 Other, net                                  2,859     (3,116)

   Net cash provided by
    operating activities                    75,827       7,977

Investing Activities
Additions to property,
  plant and equipment                       (110,612)   (119,565)
Payments on notes receivable                    423         356
Other, net                                    1,784         627

   Net cash used in investing activities   (108,405)   (118,582)

Financing Activities
Payment of dividends on common stock        (8,980)     (7,285)
Issuance of common stock                      2,685      52,091
Reduction of long-term debt                   (870)       (923)
Proceeds from issuance of
 long-term debt                              98,541          --
Payment of note payable issued to
  purchase U.S. Treasury securities         (98,636)         --
Net change in short-term debt                (57,364)    62,050
Net cash provided by
   (used in) financing activities          (64,624)    105,933

Net change in cash and cash equivalents     (97,202)    (4,672)
Cash and cash equivalents at
  beginning of period                       105,402      17,074

Cash and Cash Equivalents at
  End of Period                             $ 8,200     $12,402

The accompanying Notes are an integral part of these financial statements.

STATEMENTS OF INCOME
ALABAMA GAS CORPORATION
(Unaudited)

                  Three months ended     Six months ended
                      March 31,            March 31,
(in thousands)       1998      1997      1998      1997
Operating Revenues $161,747  $160,151  $257,502  $243,456


Operating Expenses
Cost of gas                 80,774   84,501     132,178  126,593
Operations and maintenance  23,493   24,588      48,494  48,793
Depreciation                 6,232    5,798      12,429  11,557
Income taxes
 Current                   18,874   12,259      21,022  12,281
 Deferred, net             (4,820)    (550)    (5,747)     416
 Deferred investment
  tax credits, net           (117)    (121)      (234)    (243)
Taxes, other than
  income taxes              10,918   10,712      18,170  17,040


  Total operating expenses 135,354  137,187    226,312  216,437


Operating Income            26,393   22,964      31,190  27,019


Other Income
Allowance for funds used
 during construction            99      165         184     301
Other, net                     168      (86)        247     288


  Total other income          267       79         431     589


Interest Charges
Interest on long-term debt   2,211    2,211       4,422   4,422
Other interest expense         503      669       1,071   1,216


  Total interest charges    2,714    2,880       5,493   5,638


Net Income                  $23,946  $20,163    $26,128  $21,970


The accompanying Notes are an integral part of these financial  statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION


                   March  31, 1998   September 30,1997
(in thousands)      (unaudited)

ASSETS
Property, Plant and Equipment

Utility plant            $603,284                $583,630
Less accumulated
 depreciation             296,512                 287,749


 Utility plant, net                   306,772          295,881


Other property, net                        337              347


Current Assets
Cash and cash equivalents                7,435            2,580
Accounts receivable
 Gas                                   54,056           36,098
 Merchandise                            1,739            2,001
 Other                                  3,764            1,442
 Allowance for doubtful
   accounts                           (3,815)           (3,156)
Inventories, at average cost
 Storage gas                           16,747           25,367
 Materials and supplies                 5,781            5,391
 Liquified natural gas in storage       3,616            3,630
Deferred gas cost                        8,231            2,512
Deferred income taxes                   10,761            5,675
Prepayments and other                    6,868            6,696


   Total current assets               115,183           88,236


Deferred Charges and Other Assets        4,654            5,917


TOTAL ASSETS                          $426,946          $390,381




The accompanying Notes are an integral part of these financial statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION


(in thousands,       March 31, 1998    September 30, 1997
except share data)    (unaudited)


CAPITAL AND LIABILITIES
Capitalization

Common shareholder's equity
 Common stock, $0.01 par value;
   3,000,000 shares
   authorized, 1,972,052 shares
   outstanding at March  31, 1998,
   and September 30, 1997      $     20          $     20
 Premium on capital stock        31,682            31,682
 Capital surplus                        2,802            2,802
 Retained earnings                    129,343          106,894


 Total common shareholder's equity    163,847          141,398
Cumulative preferred stock,
  $0.01 par value, 120,000 shares
 authorized, issuable in series-
 $4.70 Series                             --                  --
Long-term debt                         125,000          125,000


 Total capitalization                 288,847          266,398


Current Liabilities
Notes payable to banks                  12,000            11,000
Accounts payable
 Trade                                 32,488           28,923
 Affiliated companies                      --             4,984
Accrued taxes                           28,562           16,745
Customers' deposits                     17,778           16,399
Other amounts due customers              8,692            7,347
Accrued wages and benefits               3,651            3,879
Other                                   11,639           10,481


   Total current liabilities          114,810           99,758


Deferred Credits and Other Liabilities
Deferred income taxes                   16,342           16,739
Accumulated deferred investment
 tax credits                             2,895            3,130
Regulatory liability                     3,283            3,651
Customer advances for construction
 and other                                 769              705


   Total deferred credits and
    other liabilities                  23,289           24,225


Commitments and Contingencies               --               --

TOTAL CAPITAL AND LIABILITIES         $426,946          $390,381




The accompanying Notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
ALABAMA GAS CORPORATION
(Unaudited)


Six months ended March 31, (in thousands)     1998       1997


Operating Activities

Net income                                 $ 26,128     $21,970
Adjustments to reconcile net
  income to net cash provided by
  (used in) operating activities:
 Depreciation and amortization              12,429      11,557
 Deferred income taxes, net                (5,747)         416
 Deferred investment tax credits             (234)       (243)
 Net change in:
   Accounts receivable                    (17,567)     (21,599)
   Inventories                               8,244       (720)
   Deferred gas cost                       (5,719)     (1,585)
   Accounts payable - gas purchases          4,380       5,580
   Accounts payable - other trade            (815)     (3,729)
   Other current assets and liabilities      15,407    (18,919)
 Other, net                                    930     (4,458)


   Net cash provided by (used in)
    operating activities                    37,436     (11,730)


Investing Activities
Additions to property,
 plant and equipment                       (23,455)     (16,034)
Net advances from affiliates                (6,776)      12,802
Other, net                                      330         629


   Net cash used in investing
    activities                            (29,901)     (2,603)


Financing Activities
Payment of dividends on
 common stock                               (3,680)     (6,720)
Net change in short-term debt                 1,000      24,000


   Net cash provided by (used in)
    financing activities                   (2,680)      17,280


Net change in cash and
 cash equivalents                             4,855       2,947
Cash and cash equivalents at
 beginning of period                          2,580         803


Cash and Cash Equivalents at
 End of Period                             $  7,435     $ 3,750




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

Alagasco calculates a temperature adjustment to customers' bills to remove the effect of departures from normal temperature on Alagasco's earnings. The calculation is performed monthly, and the adjustments to customers' bills are made in the same billing cycle the weather variation occurs.

Alagasco's rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply, including Gas Supply Realignment (GSR) surcharges imposed by Alagasco's suppliers resulting from changes in gas supply purchases related to the implementation of Federal Energy Regulatory Commission (FERC) Order 636. The APSC on October 7, 1996, issued an order providing for the refund to customers prior to January 31, 1997, of approximately $17 million of supplier refunds, including interest. The Company refunded these amounts to customers during January 1997. The refunds were collected from a variety of sources and most relate to the settlement of rate case and FERC Order 636 proceedings of Southern Natural Gas Company.

In accordance with APSC-directed regulatory accounting procedures, Alagasco in 1989 began returning to customers excess utility deferred taxes which resulted from a reduction in the federal statutory tax rate from 46 percent to 34 percent using the average rate assumption method. This method provides for the return to ratepayers of excess deferred taxes over the lives of the related assets. In 1993 those excess taxes were reduced as a result of a federal tax rate increase from 34 percent to 35 percent. Remaining excess utility deferred taxes of $2.1 million are being returned to ratepayers over approximately 13 years. At March 31, 1998, and September 30, 1997, a regulatory liability related to income taxes of $3.3 million and $3.7 million, respectively, was included in the consolidated financial statements.

3.  CAPITAL STOCK

On January 28, 1998, Energen announced a 2-for-1 split of the Company's common stock. The split was in the form of a 100 percent stock dividend and was payable on March 2, 1998, to shareholders of record on February 13, 1998. All per-share amounts and the number of shares of capital stock outstanding have been adjusted to reflect the stock split. Effective January 30, 1998, the Restated Certificate of Incorporation of Energen Corporation was amended to increase Energen's authorized common stock, par value $0.01 per share, from 30,000,000 shares to 75,000,000 shares.

4.  DERIVATIVE COMMODITY INSTRUMENTS

Taurus Exploration Inc. (Taurus) enters into derivative commodity instruments to hedge its exposure to the impact of price fluctuations on oil and gas production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange and over-the-counter swaps and basis hedges with major energy derivative product specialists. These transactions are accounted for under the hedge method of accounting. Under this method, any unrealized gains and losses are recorded as a current receivable/payable and a deferred gain/loss. Realized gains and losses are deferred until the revenues from the related hedged volumes are recognized in the income statement. These realized deferred gains and losses are reflected in current liabilities or current assets, respectively. Cash flows from derivative instruments are recognized as incurred through changes in working capital. The Company had deferred losses of $10.8 million and $12.9 million on the balance sheet at March 31,1998, and September 30, 1997, respectively.

At March 31, 1998, Taurus had entered into contracts and swaps for 16.8 Bcf of its remaining estimated 1998 flowing gas production at an average contract price of $2.11 per Mcf and for 405 MBbl of its remaining estimated flowing oil production at an average contract price of $18.47 per barrel. The program has been extended into fiscal year 1999 with contracts and swaps in place for 25.8 Bcf of flowing gas production at an average contract price of $2.32 per Mcf. Realized prices are anticipated to be lower than hedged prices due to basis differences and other factors.

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

5.  ACCOUNTING FOR LONG-LIVED ASSETS

Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. Accordingly, during the second quarter of 1998, Taurus recorded a pre-tax writedown of $4.7 million on certain oil and gas properties, adjusting the carrying amount of the properties to their fair value based upon expected future discounted cash flows. This writedown primarily reflects the impact of the recent decline in crude oil prices. The expense was recorded as additional depreciation, depletion and amortization.

6.   RECENT PRONOUNCEMENTS OF THE FASB

During  the first quarter, the Company adopted SFAS No. 128, Earnings Per  Share
(EPS), which specifies computation, presentation, and disclosure requirements for EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to that of the diluted computation (see Note 8).

The Company also is required to adopt during fiscal 1998, SFAS No. 129, Disclosures of Information about Capital Structure. It contains no change in disclosure requirements for public entities that were previously subject to the requirements of Accounting Principles Board No. 10 and No. 15 and SFAS No.
47. As a result, SFAS No. 129 will have no impact on the Company's consolidated financial statements.

In  June  1997,  the  FASB issued SFAS No. 130, Reporting Comprehensive  Income, which requires the reporting and display of comprehensive income and its components in an entity's financial statements, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be required. In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which revises employers' disclosures about pension and other postretirement benefit plans. The Company is required to adopt these statements in fiscal year 1999. The impact of these pronouncements on the Company currently is being evaluated and is not expected to be material.

7.   SUPPLEMENTAL CASH FLOW INFORMATION

ENERGEN CORPORATION


Six months ended March 31, (in thousands)     1998       1997


Interest paid                               $13,195     $ 7,242
Income taxes paid                           $ 6,568     $ 3,124
Noncash investing activities
 (capitalized depreciation
 and allowance for funds used
 during construction)                      $   267     $   385



ALABAMA GAS CORPORATION


Six months ended March 31, (in thousands)     1998       1997


Interest paid                               $   5,871   $  4,623
Income taxes paid                           $   7,570   $  5,827
Noncash investing activities
 (capitalized depreciation
 and allowance for funds used
 during construction)                      $   267     $   385







      8.  RECONCILIATION OF EARNINGS PER SHARE*
(in thousands,except per share amounts)

                              Per share             Per Share
                  Income Shares Amount  Income Shares Amount


                   Three months ended    Three months ended
                     March 31, 1998          March 31, 1997

Basic EPS
Income available to common
 stockholders    $40,292    29,027  $ 1.39   $ 30,531  25,311  $1.21
Effect of Dilutive Securities
Long-range
  performance shares           121                       121
Non-qualified stock options    212                       117


Diluted EPS
Income available to
  common stockholders plus
  assumed conversions   $40,292  29,360  $1.37   $ 30,531  25,549  $1.19


                      Six months ended    Six months ended
                       March 31, 1998      March 31,1997
Basic EPS
Income available to
 common stockholders   $46,419  28,956  $ 1.60   $ 33,708  23,874    $1.41
Effect of Dilutive Securities
Long-range
 performance shares                115                        112
Non-qualified
 stock options                     191                        103


Diluted EPS
Income available to
  common stockholders
 plus assumed
 conversions          $46,419  29,262  $ 1.59   $ 33,708    24,089  $1.40

Share amounts reflect a 2-for-1 stock split effective March 2, 1998 (see
Note 3)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Energen's  net  income  totaled $40.3 million ($1.39 per share)  for  the  three months ended March 31,1998, and compared favorably with net income of $30.5 million ($1.21 per share) recorded in the same period last year. Taurus Exploration Inc. (Taurus), Energen's oil and gas exploration and production subsidiary, realized a 65 percent increase in net income to $16.4 million. Gains resulting from production-related income and increased nonconventional fuels tax credits were partially offset by a $3 million after-tax writedown of certain oil and gas properties under Statement of Financial Accounting Standards (SFAS) No. 121 and increased interest expense. Alagasco, Energen's natural gas utility, earned an allowed return on a higher level of equity representing investment in utility plant. Alagasco's net income totaled $23.9 million in the current quarter and compared with $20.2 in the same quarter last year.

For the 1998 fiscal year-to-date, Energen's net income totaled $46.4 million ($1.60 per share) compared with $33.7 ($1.41 per share) for the same period last year. Taurus's net income totaled $20.2 million and compared favorably with $11.4 million of net income in the first half of fiscal 1997. Alagasco's earnings increased $4.2 million to $26.1 million. Major factors contributing to Taurus's and Alagasco's financial success during the current period were the same as those influencing each subsidiary during the second quarter.

Natural Gas Distribution:
Natural gas distribution revenues varied only slightly in quarter comparisons and increased $14 million for the year-to-date. For the quarter, residential sales volumes increased due to weather that was 11.2 percent colder than in the prior year but were largely offset by decreased gas costs. A decrease in the commodity cost of gas which was offset partially by increased gas purchase volumes also contributed to a 4.4 percent decrease in cost of gas. For the year-to-date, weather that was 10.7 percent colder than the same period last year contributed to a 10.6 percent increase in residential sales volumes. Increased gas purchase volumes were offset partially by a decrease in the commodity cost of gas, resulting in a 4.4 percent increase in cost of gas. Gas price fluctuations are passed through volumetrically to the customer via the Company's Gas Supply Adjustment rider. The temperature adjustment provision allows customer bills to be adjusted on a real-time basis so that temperature variances from normal do not affect Alagasco's operating margins.

Operations and maintenance expenses in the current quarter and in the year-to-date comparisons remained relatively stable due to low inflation and customer growth during the period.

A slight increase in depreciation expense for the quarter and year-to-date comparisons was due to normal growth of the utility's distribution system. Taxes other than income primarily reflect various state and local business taxes as well as payroll-related taxes. State and local business taxes are generally based on gross receipts and fluctuate accordingly.

As discussed more fully in Note 2, Alagasco is subject to regulation by the APSC. On October 7,1996, the APSC issued an order extending the Company's current rate-setting mechanism through January 1, 2002. Under the terms of that extension, RSE will continue after January 1, 2002, unless, after notice to the Company and a hearing, the Commission votes to either modify or discontinue its operation.

Oil and Gas Exploration and Production:
Revenues  from  oil  and gas production activities rose 58.9  percent  to  $36.2 million for the three months ended March 31, 1998, and 81.9 percent to $66.4 million for the year-to-date, primarily reflecting Taurus's current and prior-year property acquisitions. Natural gas production, for the quarter, increased 59.6 percent to 11 Bcf and oil volumes increased 97.4 percent to 361 MBbl. For the year-to-date, natural gas production increased 86.5 percent to 21.3 Bcf and oil volumes increased 82.3 percent to 620 MBbl. During 1997 Taurus acquired high BTU-content natural gas reserves in the San Juan Basin which yielded 194 MBbl in natural gas liquids in the current quarter and 370 MBbl for the year-to-date.

  The impact of higher production was slightly offset by lower realized gas and oil prices. For the quarter, gas sales prices decreased 4 percent to $2.43 per Mcf. Oil prices decreased 15.4 percent to $16.41 per barrel. For the year-to-date gas sales prices decreased slightly to $2.32 while oil prices decreased
10.2 percent to $16.72 per barrel. Natural gas liquids sold for an average price of $10.06 per barrel for the quarter and $9.74 per barrel for the year-to-date.

Taurus enters into derivative commodity instruments to hedge its exposure to the impact of price fluctuations on oil and gas production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange and over-the-counter swaps and basis hedges with major energy derivative product specialists. All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. At March 31, 1998, Taurus had entered into contracts and swaps for 16.8 Bcf of its remaining estimated 1998 flowing gas production at an average contract price of $2.11 per Mcf and for 405 MBbl of its remaining estimated flowing oil production at an average contract price of $18.47 per barrel. The program has been extended into fiscal year 1999 with contracts and swaps in place for 25.8 Bcf of flowing gas production at an average contract price of $2.32 per Mcf. Realized prices are anticipated to be lower than hedged prices due to basis differences and other factors.

O&M expense increased $3.5 million for the quarter and $7.3 million in the current year-to-date primarily due to significant growth in production and acquisition activity at Taurus. Lease operating expenses rose by $3.8 million and $8.5 million for the quarter and year-to-date, respectively. Exploration expense increased slightly for the quarter but was lower by $0.5 million for the year-to-date primarily due to less-than-anticipated drilling activity.

Taurus's significantly higher production volumes generated the majority of the $11.3 million increase in depreciation, depletion and amortization (DD&A) for the quarter and the $18.3 million increase for the year-to-date. Also under SFAS No. 121, Taurus recorded additional DD&A expense of $4.7 million (pretax) to writedown certain oil and gas properties. The average depletion rate in the current quarter was $0.91, excluding the effect of the writedown, compared to $0.83 for the same period last year and was $0.89 in the year-to-date compared to $0.83 in the prior-year period.

Taurus's  expense  for  taxes other than income primarily  reflects  production-
related   taxes which were $1.5 million higher this quarter and $3.6 higher  for the year-to-date due to increased production.

Non-Operating Items:
Interest  expense  for the Company increased  $1.8 million in  the  quarter  and
$4.1 in the year-to-date. To help fund growth at Taurus, Energen issued $85 million of medium-term notes (MTNs) in July 1997 and $100 million of MTNs in February 1998. The Company also increased its average borrowings under its short-term credit facilities for the same purpose.

The Company's effective tax rates are lower than statutory federal tax rates primarily due to the recognition of nonconventional fuels tax credits and the amortization of investment tax credits. The Company's effective tax rates are expected to remain lower than statutory federal rates through December 31, 2002, as tax credits generated each year are expected to be fully recognized in the financial statements. Income tax expense decreased in the current quarter and in the year-to-date as the impact of higher consolidated pretax income was more than offset by significantly greater recognition of nonconventional fuels tax credits on an interim basis in the current year.

FINANCIAL POSITION AND LIQUIDITY


Current year operating cash flow was $75.8 million compared to $8 million in the prior year. The Company benefited from increased net income resulting from significantly higher oil and gas production. Other working capital items, which are highly influenced by throughput and timing of payments, combined to create the remaining increase. Negatively affecting cashflow in the prior year was the payout of $17 million of supplier refunds to customers in January 1997.

The  Company  invested $108.4 million in the current year-to-date  primarily  in the addition of property, plant and equipment. Taurus added $87.5 million in capital expenditures for the year-to-date to acquire and develop oil and gas
properties.    Utility   capital  expenditures   totaled   $23.1   million   and
represented    primarily  normal  system  distribution  expansion  and   support
facilities.

The  Company  used  $64.6 million for financing activities in the  year-to-date.
The Company issued $100 million of long-term debt redeemable February 15, 2028. The 7.125 percent MTNs were priced at 99.416 percent to yield 7.173 percent. The $98.5 million in proceeds were used to repay borrowings under Energen's short-term credit facilities incurred to finance Taurus's growth activity. For Alabama shares tax planning purposes, the Company borrowed $98.6 million in September 1997 to invest in short-term federal obligations. The Treasuries matured in early October and the proceeds were used to repay the debt.

FUTURE CAPITAL RESOURCES AND LIQUIDITY

The Company plans to continue to implement its diversified growth strategy. Over the five-year period ending September 30, 2002, Taurus plans to invest approximately $750 million to $800 million to acquire and develop producing properties and to participate in exploration and related development. In fiscal 1998, Taurus plans to spend in excess of $120 million, including $64.5 million spent on property acquisitions year-to-date. It should be noted that Taurus's continued ability to invest in property acquisitions will be significantly influenced by industry trends as the producing property acquisition market historically has been cyclical. From time to time, Taurus also may be engaged in negotiations to sell, trade or otherwise dispose of previously acquired property.

During  the  first  quarter of 1998, Taurus acquired approximately  79  Bcfe  of proved oil and natural gas reserves in the Permian Basin of west Texas from B.C. Oil and Gas Ltd. and certain affiliated companies for $43.3 million. More than half of the proved reserves are behind-pipe and undeveloped, and Taurus plans to spend an additional $17 million over the next two to three years to fully develop the behind-pipe, water flood and undeveloped reserve potential. Oil accounts for 70 percent of the estimated proved reserves. The properties include approximately 350 producing wells, of which Taurus will operate 248. Taurus also purchased an estimated 4.5 Bcfe of predominantly natural gas reserves in southwest Mississippi from Oxy USA Inc. for $7.1 million. In the second quarter, Taurus closed on a $17 million purchase of Gulf of Mexico properties from Chateau Oil and Gas Inc. In April 1998, Taurus subsequently sold approximately 20 percent of its share to a third party who will serve as the operating partner . Taurus's retained portion of the acquisition includes an estimated 9.8 Bcf of natural gas reserves in the Gulf of Mexico. Approximately 45 percent of the proved reserves are developed and producing, and Taurus plans to spend another $0.7 million over the next several years to bring on-line the 55 percent of behind-pipe reserves.

To finance Taurus's investment program, the Company will continue to utilize its short-term credit facilities to supplement internally generated cash flow, with long-term debt and equity providing permanent financing. In December 1997, Energen filed a $400 million shelf registration for debt and common stock. Under that registration, in February 1998 Energen issued $100 million of Series B MTNs, the proceeds from which were used to repay short-term debt. During the first quarter, Energen increased its available short-term credit facilities to $228 million to accommodate its growth plans.

Utility capital expenditures for normal distribution system renewal and expansion plus support facilities could approximate $60 million in fiscal
1998. Alagasco also will maintain an investment in storage working gas which is expected to approximate $24 million at the end of fiscal 1998. The utility anticipates funding these capital requirements through internally generated capital and the utilization of short-term credit facilities.

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

Energen is evaluating its computer software to assess modifications needed for the year 2000. The Company also is communicating with its significant suppliers, customers, and other constituencies to determine the extent to which the Company's operations may be vulnerable to those third parties' failure to prepare for the year 2000 change. Costs associated with evaluation and testing are being expensed as incurred. The Company has not yet determined fully the total cost of the project but does not anticipate a material impact on the consolidated financial statements.

OTHER


Recent Pronouncements of the FASB

During the first quarter, the Company adopted SFAS No. 128, Earnings Per Share, which specifies computation, presentation, and disclosure requirements for EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to that of the diluted computation (see Note 8).

The Company also is required to adopt during fiscal 1998, SFAS No. 129, Disclosures of Information about Capital Structure. It contains no change in disclosure requirements for public entities that were previously subject to the requirements of Accounting Principles Board No. 10 and No. 15 and SFAS No.
47. As a result, SFAS No. 129 will have no impact on the Company's consolidated financial statements.

In  June  1997,  the  FASB issued SFAS No. 130, Reporting Comprehensive  Income, which requires the reporting and display of comprehensive income and its components in an entity's financial statements, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be required. In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which revises employers' disclosures about pension and other postretirement benefit plans. The Company is required to adopt these statements in fiscal year 1999. The impact of these pronouncements on the Company currently is being evaluated and is not expected to be material.

SELECTED BUSINESS SEGMENT DATA
ENERGEN CORPORATION
(Unaudited)

                      Three months ended  Six months ended
(in thousands, except    March 31,            March 31,
sales price data)     1998      1997       1998      1997

Natural Gas Distribution
Operating revenues
 Residential       $113,197 $112,372 $175,575  $167,895
 Commercial and industrial
  - small                   39,713    40,180    63,207  59,633
 Transportation             10,495     9,290    19,852  17,843
 Other                      (1,658)  (1,691)   (1,132)  (1,915)

   Total                    $161,747 $160,151  $257,502 $243,456


Gas delivery volumes (MMcf)
 Residential                16,023    14,369    23,856  21,551
 Commercial and industrial
 - small                     6,219     5,718     9,675   8,753
 Transportation             16,143    15,194    32,518  31,530

   Total                    38,385    35,281    66,049  61,834


Other data
 Depreciation and
  amortization              $6,232   $ 5,798   $12,429  $11,557
 Capital expenditures       $15,066  $ 9,709   $23,380  $16,159
 Operating income           $40,330  $34,552   $46,231  $39,473


Oil and Gas Exploration and Production
Operating revenues
 Natural gas                $26,652  $17,424   $49,441  $26,810
 Oil                         5,922     3,546    10,367   6,331
 Natural gas liquids         1,953        --     3,602      --
 Other                       1,699     1,821     2,949   3,347

   Total                    $36,226  $22,791   $66,359  $36,488


Sales volume
 Natural gas (MMcf)         10,973     6,875    21,277  11,409
 Oil (MBbl)                    361       183       620     340
 Natural gas liquids (MBbl)    194        --       370      --
Average sales price
 Natural gas (MMcf)         $ 2.43   $  2.53   $  2.32  $ 2.35
 Oil (barrel)               $16.41   $ 19.39   $ 16.72  $18.61
 Natural gas liquids
  (barrel)                  $10.06        --   $  9.74      --
Other data
 Depreciation, depletion
  and amortization          $18,084  $ 6,827   $29,723  $11,465
 Capital expenditures       $27,135  $95,142   $87,494  $103,531
 Exploration expenditures   $1,367   $ 1,301   $ 1,490  $1,946
 Operating income           $4,343   $ 7,282   $11,884  $11,106

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

Effective January 30, 1998, the Restated Certificate of Incorporation of Energen Corporation was amended to increase Energen's authorized common stock, par value $0.01 per share, from 30,000,000 shares to 75,000,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information with respect to the annual meeting of Shareholders held January 28, 1998, is reported in Item 4 of Energen Corporation Form 10-Q for the three months ended December 31, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   27.1 Financial data schedule of Energen Corporation (for SEC purposes only)

   27.2     Financial  data  schedule  of  Alabama  Gas  Corporation  (for   SEC
purposes only)

   27.3 Restated financial data schedule of Energen Corporation (for SEC purposes only)

b. Reports on Form 8-K

   No reports on Form 8-K were filed for the three months ended March 31,1998.
                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ENERGEN CORPORATION
                                  ALABAMA GAS CORPORATION


     May 11, 1998        By/s/ Wm. Michael Warren, Jr.
                               Wm. Michael Warren, Jr.
                               Chairman, President and
                               Chief Executive Officer of
                               Energen, Chairman and
                               Chief Executive Officer of
                               Alagasco


     May 11, 1998        By/s/ G. C. Ketcham
                               G. C. Ketcham
                               Executive Vice President,
                               Chief Financial Officer and
                               Treasurer of Energen  and Alagasco



     May 11, 1998        By/s/ Grace B. Carr
                               Grace B. Carr
                               Controller of Energen



     May 11, 1998        By/s/ Paula H. Rushing
                               Paula H. Rushing
                               Vice President-Finance
                                       of Alagasco