Form 10-Q
period 1998-06-30
ENERGEN CORP; ALABAMA GAS CORP
filed 1998-08-13
CIK 277595, 3146

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
                        WASHINGTON, D.C.  20549
                             FORM 10-Q
X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1998
                             OR

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

                 2101 Sixth Avenue North
               Birmingham,
             Alabama 35203
             Telephone Number
             205/326-2700
                 http://www.en
                 ergen.com

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


Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of August 11, 1998:

            Energen Corporation, $0.01 par value     29,244,719
shares
            Alabama Gas Corporation, $0.01 par value
1,972,052 shares

     ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
        FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998
                                                         Page TABLE OF
                                CONTENTS
             PART I:      FINANCIAL INFORMATION
(Unaudited)
Item 1.   Financial Statements
          (a)  Consolidated Statements of Income of
              Energen Corporation
              3
          (b) Consolidated Balance Sheets of Energen
Corporation 4
          (c) Consolidated Statements of Cash Flows of
Energen Corporation
6
  (d) Statements of Income of Alabama Gas Corporation

                           7

    (e) Balance Sheets of Alabama Gas Corporation

8

      (f) Statements of Cash Flows of Alabama Gas Corporation

                                10

 (g) Notes to Unaudited Financial Statements               11





Item 2.   Management's Discussion and Analysis of Financial
Condition and
         Results of Operations                               15

    Selected Business Segment Data of Energen Corporation    20

                    PART II: OTHER INFORMATION

Item 5.      Other Information                     21

Item 6.      Exhibits and Reports on Form 8-K      21

SIGNATURES                                         22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
ENERGEN CORPORATION
(Unaudited)

                               Three months ended      Nine
                                    months ended June 30,
                                    June 30,
(in thousands,     1998          1997      1998          1997
except share data)

Operating Revenues
Natural gas
distribution     $66,327  $70,147        $323,829
                    $313,603
Oil and gas
 Production
       activities       34,385   20,732
               100,744   57,220
   Total operating
   Revenues       100,712   90,879
424,573 370,823
Operating Expenses
Cost of gas        28,066   30,519
159,112 155,891
Operations and
       Maintenance       36,997   30,814
                105,523  92,917
Depreciation,
 depletion and
       amortization      19,401   14,413
                61,553  37,435
Taxes, other than
income taxes       9,442    6,889       34,011
                    26,783

   Total operating
    Expenses       93,906   82,635      360,199
313,026 Operating Income    6,806    8,244
64,374  57,797 Other Income (Expense)
Interest expense   (7,490)  (5,404)
(22,391) (16,205) Other, net            427
348          1,752   2,678
   Total other income
    (expense)      (7,063)  (5,056)
(20,639) (13,527) Income (Loss) Before
     Income Taxes    (257)   3,188
43,735  44,270 Income tax (benefit)
     Expense         (172)     181
(2,599)                   7,555
Net Income (Loss)   $ (85) $ 3,007     $46,334
$36,715 Basic Earnings Per Avg.
Common Share*        $0.00  $ 0.11      $ 1.60
                    $  1.49
Diluted Earnings Per
 Avg. Common Share* $0.00 $ 0.11     $ 1.58
$ 1.48
Dividends Per
 Common Share*  $0.155    $0.15       $ 0.465
$ 0.45
Basic Avg. Common Shares
 Outstanding*        29,160   26,218   29,024
                    24,655

*Share amounts reflect a 2-for-1 stock split effective
March 2, 1998

The accompanying Notes are an integral part of these statements

CONSOLIDATED BALANCE SHEETS
ENERGEN CORPORATION


                          June 30, 1998
September 30,1997 in thousands)           (unaudited)
ASSETS
Current Assets
Cash and cash equivalents     $  3,420
$105,402 Accounts receivable, net
 of allowance for doubtful
 accounts of $3,854 at
 June 30,1998, and $3,185
      at September 30, 1997        69,887
                    70,676
Inventories, at average cost
 Storage gas                  19,221                 25,367
 Materials and supplies        8,011                  7,281
 Liquified natural gas
  in storage                   3,440                  3,630
Deferred gas cost              2,068                  2,512
Deferred income taxes         12,788                  7,438
Prepayments and other         11,160                 19,859
   Total current assets      129,995
242,165
Property, Plant and Equipment Oil and gas
properties,
successful efforts method    549,191
454,210
Less accumulated
 depreciation, depletion
        and amortization           127,904
                      87,554
 Oil and gas properties,
  Net                        421,287
366,656
Utility plant                615,961
583,630
Less accumulated
 depreciation               301,871
287,749
   Utility plant, net        314,090
295,881
Other property, net            4,157                    4,466
 Total property, plant
  and equipment, net         739,534
667,003

Other Assets
Deferred income taxes         12,624                    1,144
Deferred charges and other     8,827                    9,485

        Total other assets    21,451
10,629
TOTAL ASSETS                $890,980
$919,797

The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS ENERGEN CORPORATION


                         June 30, 1998
September 30, 1997 (in thousands,
(unaudited)
 except share data)


CAPITAL AND LIABILITIES
Current Liabilities
Long-term debt due within one year    $  1,859          $ 1,855
Notes payable to banks                  33,000          202,000
Accounts payable                        36,405           49,196
Accrued taxes                           24,468           18,300
Customers' deposits                     16,932           16,399
Amounts due customers                   11,495            7,347
Accrued wages and benefits              14,347           13,719
Other                                   24,329           21,935
    Total current liabilities          162,835          330,751
Deferred Credits and Other Liabilities
Other                                    8,314            8,301

   Total deferred credits and
    other liabilities                    8,314            8,301
Commitments and Contingencies                -                -

Capitalization
Preferred stock, cumulative
 $0.01 par value, 5,000,000
 shares authorized                           -
                       -
Common shareholders' equity*
 Common stock, $0.01
     par value;
  75,000,000 shares
     authorized,
  29,195,502 shares outstanding at
  June 30, 1998, and
  28,796,218 shares outstanding
  at September 30, 1997                    292            288
 Premium on capital stock              193,549        185,841
 Capital surplus                         2,802          2,802
 Retained earnings                     145,042        112,212
   Total common shareholders'
    equity                             341,685        301,143
Long-term debt                         378,146        279,602
   Total capitalization                719,831        580,745
TOTAL CAPITAL AND LIABILITIES         $890,980
$919,797

*Share amounts reflect a 2-for-1 stock split effective March
2, 1998

The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
ENERGEN CORPORATION
(Unaudited)
[CAPTION]

Nine months ended June 30,
 (in thousands)                  1998                1997
Operating Activities
Net income                      $46,334             $36,715
Adjustments to reconcile
net income
to net cash
 provided
by (used
in)
 operating
activities:
Depreciatio
n,
depletion
 and amortization                  61,553             37,435
Deferred income taxes, net        (17,189)            (2,313)
 Deferred investment tax
  credits, net                       (351)              (365)
   Net change in:
   Accounts receivable              789                (8,579)
   Inventories                    5,606                 3,130
   Deferred gas cost                444                  (479)
   Accounts payable -
    gas purchases                (3,947)                3,713
    Accounts payable - trade      (8,844)                 945
   Other current assets
    and liabilities              22,570               (11,230)
   Other, net                     3,846                   394
      Net cash provided by
       operating activities      110,811               59,366
Investing Activities
Additions to property, plant
 and equipment                   (134,338)
(171,541) Other, net
2,253   3,061
   Net cash used in
      investing activities         (132,085)
                     (168,480)
Financing Activities
Payment of dividends on
  common stock                    (13,500)            (11,217)
Issuance of common stock            4,121              52,968
Reduction of long-term debt          (870)               (923)
Proceeds from issuance of
  long-term debt                   98,541              84,416
Payment of note payable issued
 to purchase U.S. Treasury
 securities                       (98,636)                  -
Net change in short-term debt     (70,364)            (24,366)
   Net cash provided by (used in)
    financing activities           (80,708)           100,878
Net change in cash and cash
equivalents                      (101,982)             (8,236)
Cash and cash equivalents at
     beginning of period               105,402
                      17,074
Cash and Cash Equivalents at
     end of period                     $ 3,420
                      $ 8,838

The accompanying Notes are an integral part of these financial statements.

STATEMENTS OF INCOME
ALABAMA GAS CORPORATION (Unaudited)


                           Three months ended       Nine
months ended
                                June 30,
June 30,
(in thousands)              1998         1997       1998
1997
Operating Revenues         $66,327   $70,147
$323,829   $313,603
Operating Expenses
Cost of gas                 28,496   31,074
160,674   157,667
Operations and
 maintenance                24,737   22,684
73,230    71,477
Depreciation                 6,318    5,906
18,747    17,463
Income taxes
 Current                      108    2,216
21,130    14,498
Deferred, net               (514)  (1,249)
(6,261)      (833)
 Deferred investment
tax credits, net           (117)    (122)           (351)
                          (365)
Taxes, other than
income taxes                5,668    5,356        23,838
                         22,396
  Total operating
   expenses                64,696   65,865
291,007    282,303

Operating Income            1,631    4,282
32,822    31,300

Other Income
Allowance for funds
 used during construction      127       84           311
385
Other, net                      25       38           271
327
  Total other income          152      122            582
712

Interest Charges
Interest on long-term
 debt                        2,210    2,210
6,632     6,632
Other interest expense         159      493
1,230     1,709
 Total interest charges    2,369    2,703           7,862
8,341
Net Income (Loss)           $ (586)  $1,701
$25,542   $23,671

The accompanying Notes are an integral part of these financial statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION

                           June 30, 1998
September 30, 1997 (in thousands)      (unaudited)

ASSETS
Property, Plant and Equipment
Utility plant                  $615,961
$583,630
Less accumulated depreciation   301,871
287,749


   Utility plant, net           314,090
295,881


Other property, net                 346
347

Current Assets
Cash and cash equivalents          2,901
2,580 Accounts receivable
 Gas                              39,402
36,098
 Merchandise                       2,010
2,001
 Other                             1,484
1,442
 Allowance for doubtful accounts  (3,815)
(3,156) Inventories, at average cost
 Storage gas                           19,221
25,367
 Materials and supplies                 5,879
5,391
 Liquified natural gas in storage       3,440
3,630
Deferred gas cost                        2,068
2,512
Deferred income taxes                   10,945
5,675
Prepayments and other                    3,693
6,696


   Total current assets                87,228
88,236
Deferred Charges and Other Assets        4,249
5,917 TOTAL ASSETS                    $405,913
$390,381

The accompanying Notes are an integral part of these financial statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION

                           June 30, 1998
September 30, 1997 (in thousands,     (unaudited)
 except share data)


CAPITAL AND LIABILITIES
Capitalization
Common shareholder's equity
 Common stock, $0.01
     par value;
  3,000,000 shares
  authorized,
  1,972,052 shares
  outstanding at June
  30, 1998, and
  September 30, 1997                 $     20
$    20
 Premium on capital stock              31,682
31,682
 Capital surplus                        2,802
2,802
    Retained earnings                 125,160
106,894
 Total common shareholder's
    equity                              159,664
141,398
Cumulative preferred
stock,
 $0.01 par value,
120,000 shares
 authorized, issuable
in series -
 $4.70 Series                                -              -
Long-term debt                         125,000
125,000

    Total capitalization                 284,664
266,398
Current Liabilities
Notes payable to banks                    2,000
11,000
Accounts payable
 Trade                                 22,613
28,923
 Affiliated companies                  2,496
4,984
 Accrued taxes                           28,647
16,745
 Customers' deposits                     16,932
16,399
Other amounts due customers              11,495            7,347
Accrued wages and benefits                4,975            3,879
Other                                     9,265
10,481
     Total current liabilities           98,423
99,758
Deferred Credits and
 Other Liabilities
Deferred income taxes                   16,181
16,739 Accumulated deferred investment
 tax credits                             2,778             3,130
Regulatory liability                     3,062             3,651
Customer advances for
    construction and other                    805
                         705
   Total deferred credits and
      other liabilities                  22,826
24,225
Commitments and Contingencies                 -                -

TOTAL CAPITAL AND LIABILITIES         $405,913
$390,381

The accompanying Notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
ALABAMA GAS CORPORATION
(Unaudited)


Nine months ended June 30,
(in thousands)                          1998
1997
Operating Activities
Net income                            $ 25,542
$23,671 Adjustments to reconcile net
income
to net
 cash

provide
d by
(used
 in) operating activities:
  Depreciation and amortization         18,747
  17,463 Deferred income taxes, net
  (6,261)                                (833)
  Deferred investment tax credits         (351)            (365)
 Net change in:
   Accounts receivable                     (2,696)
(4,924)
   Inventories                             5,848
3,061
   Deferred gas cost                         444           (479)
   Accounts payable - gas purchases        (3,947)
3,713
   Accounts payable - other trade          (2,363)
(3,373)
   Other current assets
    and liabilities                        19,590
(15,630)
   Other, net                                1,176
                        (806)
   Net cash provided by
   operating activities                    55,729
                       21,498
Investing Activities
Additions to property,
 plant and equipment                       (37,130)
(28,663) Net advances from affiliates
(2,488)        6,379 Other, net
486        1,012
   Net cash used in investing
    activities                            (39,132)
(21,272) Financing Activities
Payment of dividends on
 common stock                              (7,276)
(6,720) Net change in short-term debt
(9,000)         8,000
   Net cash provided by
   (used in) financing activities        (16,276)
                        1,280

Net change in cash and
    cash equivalents                          321
                        1,506
Cash and cash equivalents at
    beginning of period                     2,580
                         803
Cash and Cash Equivalents at
End of Period                           $  2,901
$ 2,309

The accompanying Notes are an integral part of these financial statements.

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

2.  REORGANIZATION UNDER THE NAME OF ENERGEN RESOURCES CORPORATION

Following the close of business on September 30, 1998, Taurus Exploration, Inc. (Taurus), Energen's wholly owned oil and gas subsidiary, plans to merge into its wholly owned subsidiary Taurus Exploration U.S.A., Inc. (Taurus U.S.A.). Taurus U.S.A. will be the surviving corporation of the merger and at the time of the merger, Taurus U.S.A.
will change its name to Energen Resources Corporation (Energen Resources). Effective July 22, 1998, Taurus began doing business as Energen Resources. References in this document to Energen Resources refer to Taurus and Taurus U.S.A., collectively.

3.   REGULATORY
As  an  Alabama  utility,  Alabama Gas Corporation (Alagasco)  is subject to regulation  by  the  Alabama Public Service Commission
(APSC)
which, in 1983, established the Rate Stabilization and Equalization
(RSE) ratesetting  process. RSE  was
extended with modifications in 1985, 1987 and 1990. On October 7,
1996, RSE  was extended,  without change, for a five-year period through  January 1, 2002. Under  the terms of that extension, RSE will continue after
January  1, 2002, unless, after notice to the Company and a hearing, the Commission votes to either modify or discontinue its operation.
Under  RSE as extended, the APSC conducts quarterly reviews to determine, based on Alagasco's
projections  and  fiscal  year-to-date  performance, whether
Alagasco's return on equity for the fiscal year will be within the allowed range of  13.15 percent to 13.65 percent. Reductions in rates can be made quarterly to bring  the projected return within the allowed range; increases,  however,  are allowed only once each fiscal year, effective December 1, and cannot exceed 4 percent  of prior-year revenues.  RSE limits the utility's equity upon  which  a return  is permitted  to 60 percent of total capitalization  and provides  for certain  cost  control  measures designed to monitor
Alagasco's  operations  and maintenance
(O&M)  expense.  If the change in O&M expense  per customer  falls
within                                                                     1.25
percentage points above or below the Consumer Price Index For  All
Urban Customers (index range), no adjustment is required. If, however, the change in O&M expense per customer exceeds the index range, three-
quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. Under
RSE as extended, an $11.8 million annual increase in revenue became effective December 1, 1997 and a $2.5 million annual decrease in revenue became effective July 1, 1998.

Alagasco calculates a temperature adjustment to customers' bills to remove the effect of departures from normal temperature on Alagasco's earnings. The calculation is performed monthly, and the adjustments to customers' bills are made in the same billing cycle the weather variation occurs.

Alagasco's rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider, established in 1993, which permits the passthrough to customers of changes in the cost of gas supply, including Gas Supply Realignment (GSR) surcharges imposed by Alagasco's suppliers resulting from changes in gas supply purchases related to the implementation of Federal Energy Regulatory Commission (FERC) Order 636. The APSC on October 7, 1996, issued an order providing for the refund to customers prior to January 31, 1997, of approximately $17 million of supplier refunds, including interest.
The Company refunded these amounts to customers during January 1997. The refunds were collected from a variety of sources and most relate to the settlement of rate case and FERC Order 636 proceedings of Southern Natural Gas Company.

In accordance with APSC-directed regulatory accounting procedures, Alagasco, in 1989 began returning to customers excess utility deferred taxes which resulted from a reduction in the federal statutory tax rate from 46 percent to 34 percent using the average rate assumption method. This method provides for the return to ratepayers of excess deferred taxes over the lives of the related
assets.   In 1993  those excess taxes were reduced as a result of a
federal tax rate increase from 34 percent to 35 percent. Remaining excess utility deferred taxes of $2.1 million are being returned to ratepayers over approximately 13 years. At June 30, 1998, and September 30, 1997, a regulatory liability related to income taxes of $3.1 million and $3.7 million, respectively, was included in the consolidated financial statements.

4.  CAPITAL STOCK

On January 28, 1998, Energen announced a 2-for-1 split of the Company's common stock. The split was in the form of a 100 percent stock dividend and was payable on March 2, 1998, to shareholders of record on February 13, 1998. All pershare amounts and the number of shares of capital stock outstanding have been adjusted to reflect the stock split.
Effective January 30, 1998, the Restated Certificate of Incorporation of Energen Corporation was amended to increase Energen's authorized common stock, par value $0.01 per share, from 30,000,000 shares to 75,000,000 shares.

5.  DERIVATIVE COMMODITY INSTRUMENTS

Energen Resources enters into derivative commodity instruments to hedge its exposure to the impact of price fluctuations on oil and gas production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange and overthe-counter swaps and basis hedges with major energy derivative product specialists. These transactions are accounted for under  the hedge method of accounting. Under  this
method, any unrealized gains and losses are recorded as a current receivable/payable and a deferred gain/loss. Realized gains and losses are deferred until the revenues from the related hedged volumes are recognized in the
income statement.   These realized deferred  gains  and losses are
reflected in current liabilities or current assets, respectively. Cash flows from derivative instruments are recognized as
incurred through changes in working capital.   The Company  had
deferred losses of $6.7 million and $12.9 million on the balance sheet at June 30,1998, and September 30, 1997, respectively.

At June 30, 1998, Energen Resources had entered into contracts and swaps for 10.0 Bcf of its remaining estimated 1998 flowing gas production at an average contract price of $2.11 per Mcf and for 183 MBbl of its remaining estimated flowing oil production at an average contract price of $19.06 per barrel. The program has been extended into fiscal year 1999 with contracts and swaps in place for 25.8 Bcf of flowing gas production at an average contract price of $2.32 per Mcf and for 540 MBbl of flowing oil production at an average contract price of $17.31 per barrel. Realized prices are anticipated to be lower than hedged prices due to basis differences and other factors. To help mitigate this variance, the Company has hedged the basis difference on
6.4  Bcf  of  its remaining 1998 and 1999 San Juan production.

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

6.  ACCOUNTING FOR LONG-LIVED ASSETS

Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be
Disposed Of, requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. Accordingly, during the second fiscal quarter ending March 31, 1998, Energen Resources recorded a pre-tax writedown of $4.7 million on certain oil and gas properties, adjusting the carrying amount of the properties to their fair value based upon expected future discounted cash flows. This writedown primarily reflects the impact of the recent decline in crude oil prices. The expense was recorded as additional depreciation, depletion and amortization.
As of June 30, 1998, the Company expects to dispose of additional oil and gas properties with a carrying value of $8.5 million. No gain or loss has been recognized as the Company estimates that the fair value of the properties will exceed their carrying amount.

7.  RECENT PRONOUNCEMENTS OF THE FASB

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

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments. The Company is required to adopt this statement in fiscal year 2000.
The impact of this pronouncement on the Company is currently being evaluated.

8.    SUBSEQUENT EVENT

During August 1998, the Company entered into an agreement for the trade of substantially all of its Gulf of Mexico interests for the Permian Basin interests of EEX Corporation (EEX). This transaction is expected to close by September 30, 1998, and has an effective date of January 1, 1998. The Company will receive approximately 58 Bcfe of primarily proved developed reserves and EEX will receive an estimated 38 Bcfe of proved natural gas reserves along with interest in thirty offshore blocks and $9 million in cash.

9.  RECONCILIATION OF EARNINGS PER SHARE*

(in thousands, except                  Per Share               Per
Share
   per share amounts)   Income   Shares   Amount    Income
                       Shares  Amount
                         Three months ended          Three
                           months ended June 30, 1998
                           June 30, 1997
           Basic EPS
Income available to
common stockholders   $(85)  29,160   $ 0.00   $ 3,007
26,218 $ 0.11 Effect of Dilutive Securities

Long-range performance
 shares                         155
130
Non-qualified stock
 options                        236
129
Diluted EPS
Income available to
 common stockholders
 plus assumed
   conversions        $ (85)    29,551  $0.00   $ 3,007
                      26,477  $ 0.11

                       Nine months ended         Nine
months ended
                         June 30, 1998             June
30, 1997
Basic EPS
Income available to
   common stockholders $46,334   29,024  $1.60  $36,715
                      24,655   $1.49
Effect of Dilutive Securities
Long-range performance
 shares                           148
119
Non-qualified stock
 options                           203
109
Diluted EPS
Income available to
 common
stockhol
  ders
 plus
assumed
 conversions          $46,334    29,375  $1.58  $36,715  24,883
$1.48
*Share  amounts reflect a 2-for-1 stock split effective March 2,
1998 (see  Note 4)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Energen's results of operations were a net loss of $85,000 ($0.00 per share) for the three months ended June 30, 1998, down from net income  of  $3.0  million ($0.11  per
share)  recorded in the same period last year.   Energen
Resources Corporation   (Energen Resources),  Energen's oil  and
gas exploration   and production subsidiary, formerly known as
Taurus Exploration Inc. (see Note 2), realized net income of $440,000 in the current quarter as compared with $1.3 million in the same period last year. Gains resulting from production-related income were more than offset by reduced nonconventional fuels tax credit recognition on an interim basis and increased interest expense. Alagasco, Energen's natural gas utility, reported a net loss of $589,000 in the current quarter as compared with net income of $1.7 million in the same period last year primarily due to timing in the recovery of utility rates. The utility earned its allowed return on a higher level of equity representing investment in utility plant. For the 1998 fiscal year-to-date, Energen's net income totaled $46.3 million ($1.60 per share) compared with $36.7 million ($1.49 per share) for the same period last year.
Energen Resources' net income totaled $20.6 million and compared favorably with $12.7 million of net income in the first nine months
of fiscal  1997.   Gains  resulting  from production  related income
and  higher nonconventional fuels  tax credits were partially offset
by a writedown of certain oil and gas properties in the second quarter and increased interest expense. Alagasco's earnings increased $1.9 million to $25.5 million as the utility continued to earn its allowed return on a higher level of equity representing investment in utility plant.
Natural Gas Distribution
Natural gas distribution revenues decreased $3.8 million in quarter comparisons and increased $10.2 million for the year-to-date. For the quarter, a deferral of revenue for future rate reductions was made to bring Alagasco's projected return on equity within the RSE
allowed range of    13.15 percent to 13.65 percent. Decreased  gas
purchase volumes resulted in a 8.3 percent decrease in cost of gas. For the year-to-date, weather that was 10.8 percent colder than the same period last year contributed to a 11.1 percent increase in residential sales volumes, which combined with increased contribution from commercial and industrial customers for an increase in total sales volumes of 9 percent. Partially offsetting the increase in sales volumes was a
deferral  of revenue under  RSE  requirements.   Increased gas
purchase volumes were offset by a decrease in the commodity cost of gas, resulting in a relatively stable cost of gas.

Operations and maintenance expenses increased $2.1 million for the current quarter and $1.8 million in the year-to-date primarily due to a one-time reduction in expense in the prior year resulting from a change in the salaried employee vacation policy and an increase in bad debt expenses.

A slight increase in depreciation expense for the quarter and year-to-date comparisons was due to normal growth of the utility's distribution system. Taxes other than income primarily reflect various state and local business taxes as well as payrollrelated taxes.
State and local business taxes are generally based on gross receipts and fluctuate accordingly.

As  discussed  more  fully in Note 3, Alagasco is subject to
regulation by  the APSC.   On  October  7,1996, the APSC issued an
order extending
the Company's current rate-setting mechanism through January 1, 2002. Under the terms of that extension, RSE will continue after January 1, 2002, unless, after notice to the Company and a hearing, the Commission votes to either modify or discontinue its operation. Oil and Gas Exploration and Production
Revenues  from  oil  and gas production activities rose 65.9 percent to $34.4 million for the three months ended June 30, 1998, and 76 percent to $100.7 million for the year-to-date, primarily reflecting Energen Resources' current and prior-year property acquisitions. Natural gas comprised almost 80 percent of Energen Resources' production for both the current quarter and the yeartodate. For the quarter, natural gas production increased 52.6 percent to
11.9 Bcf  and oil  volumes increased 49
percent to 361 MBbl.  For the  year-to-date, natural
gas
production  increased 72.7 percent to 33.2  Bcf  and  oil volumes increased
68.3  percent  to  981 MBbl.   Energen Resources'  high BTU-content
natural gas reserves in the San Juan Basin yielded 239 MBbl in natural gas liquids in the current quarter and 609 MBbl for the yearto-date.

Realized natural gas prices increased over the prior period but oil prices declined in period comparisons. For the quarter, gas sales prices increased 12.2 percent to $2.20 per Mcf. Oil prices
decreased    18.4 percent to $14.71 per barrel.  For the year-to-
date,
gas sales prices increased 4.1 percent to  $2.28
while oil prices decreased 13 percent to $15.98 per barrel. Natural gas liquids sold for an average price of $8.55 per barrel for the quarter and $9.27 per barrel for the year-to-date.

Energen Resources enters into derivative commodity instruments to hedge its exposure to the impact of price fluctuations on oil and
gas production.   Such instruments include regulated natural gas and
crude oil futures contracts traded on the New York Mercantile Exchange and over-the-counter swaps and basis hedges with major energy derivative product specialists. All hedge transactions are subject to the Company's risk management policy, approved by the  Board  of Directors,  which  does not permit speculative
positions.   At June  30,  1998, Energen Resources  had entered into
contracts and swaps for 10.0 Bcf of its remaining estimated 1998 flowing gas production at an average contract price of $2.11 per Mcf and for 183 MBbl of its remaining estimated flowing oil production at an average contract price of $19.06 per barrel. The program has been extended into fiscal year 1999 with contracts and swaps in place for 25.8 Bcf of flowing gas production at an average contract price of $2.32 per Mcf and for 540 MBbl of flowing oil production at an average contract price of $17.31 per barrel. Realized prices are anticipated to be lower than hedged prices due to basis differences and other factors. To help mitigate this variance, the Company has hedged the basis difference on 6.4 Bcf of its remaining 1998 and 1999 San Juan production.

O&M expense increased $4.1 million for the quarter and $11.4 million in the current year-to-date primarily due to significant growth in production and acquisition activity at Energen Resources. Lease operating expenses rose by $5.2 million and $13.7 million for the quarter and year-to-date, respectively, due to the acquisition of oil and gas properties. Exploration expense increased $0.3 million for the quarter but was lower by $0.8 million year-to-date primarily due to reduced drilling activity.

Energen  Resources'  significantly  higher  production volumes
generated  the majority   of   the  $4.6  million  increase  in
depreciation, depletion and amortization (DD&A) for the quarter and the $22.8 million increase for the yearto-date. During the previous fiscal quarter, Energen Resources recorded additional DD&A expense of $4.7 million to writedown certain oil and gas properties under SFAS No. 121, primarily due to lower oil prices. The average depletion rate for the quarter decreased to $0.82 as compared to $0.90 for the same period last year, due to accelerated production of certain long-lived properties with decreased depletion rates. The average depletion rate was $0.87 in the year-to-date, excluding the effect of the writedown, compared to $0.85 in the prior-year period. Energen Resources' expense for taxes other than income primarily reflects production-related taxes which were $2.2 million higher this quarter and $5.8 million higher for the yearto-date as a result of increased production.
Non-Operating Items
Interest expense for the Company increased $2.1 million in the quarter and $6.2 million in the year-to-date.
To help fund growth at Energen Resources, Energen issued $85 million of mediumterm notes (MTNs) in July 1997 and $100 million of MTNs in February 1998. The Company had decreased average borrowings under its shortterm credit facilities for the quarter which partially offset the increase in interest expense on MTNs. For the year-todate the Company had increased its average borrowings under its short-term credit facilities in connection with the growth at Energen Resources.

The Company's effective tax rates are lower than statutory federal tax rates primarily due to the recognition of nonconventional fuels tax credits and the amortization of investment tax credits. As nonconventional fuels tax credits are generated each year through December 31, 2002 and are expected to be fully recognized in the financial statements, effective tax rates are expected to continue to remain lower
than statutory federal rates.   Income tax  expense decreased  in
the current quarter due to lower consolidated pretax income, partially offset by decreased recognition of nonconventional fuels tax credits. In year-to-date comparisons, income tax expense decreased due to both increased production of nonconventional fuels and the resulting recognition of such tax credits on an interim basis.
FINANCIAL POSITION AND LIQUIDITY


Current year operating cash flow was $110.8 million compared to
$59.4 million in the  prior  year.   The Company benefited from
increased net  income  primarily resulting  from  significantly
higher oil and gas production.   Other  working capital items, which
are highly influenced by throughput and timing of payments, combined to create the remaining increase. Negatively affecting cashflow in the prior year was the utility's payout of $17 million of supplier refunds to customers in January 1997.

The Company invested $132.1 million through the nine months ended June 30,1998 primarily in the addition of property, plant and equipment. Energen Resources invested $97.8 million in capital expenditures for the year-to-date related to the acquisition and
development of oil and gas properties.   Utility capital
expenditures totaled $37.0 million and represented primarily normal system distribution expansion and support facilities.

The Company used $80.7 million for financing activities through the nine months ended June 30,1998. In February 1998, the Company issued $100 million of longterm debt redeemable February 15, 2028.
The 7.125 percent MTNs were priced at   99.416 percent to yield
7.173 percent. The $98.5 million in proceeds were
used to  repay  borrowings under Energen's short-term credit facilities
incurred to finance
Energen Resources' growth activity. For tax planning purposes, the Company borrowed $98.6 million in September 1997 to invest in short-term federal obligations. The Treasuries matured in early October and the proceeds were used to repay the debt.
FUTURE CAPITAL RESOURCES AND LIQUIDITY
The Company plans to continue to implement its diversified growth strategy. Over the five-year period ending September 30, 2002,
Energen  Resources     plans to
invest approximately $750 million to $800 million to acquire and develop producing oil and gas properties and to participate in exploration and related development. In fiscal 1998, Energen Resources plans to spend in excess of $120 million, including $70 million spent on property acquisitions year-to-date. It should be noted that Energen Resources' continued ability to invest in property acquisitions will be significantly influenced by industry trends as the producing property acquisition market historically has been cyclical. From time to time, Energen Resources also may be engaged in negotiations to sell, trade or otherwise dispose of previously acquired or developed oil and gas properties.

During the first quarter of 1998, Energen Resources acquired approximately 79 Bcfe of proved oil and natural gas reserves in the Permian Basin of west Texas from B.C. Oil and Gas Ltd. and certain affiliated companies for $43.3 million. More than half of the proved reserves are behind-pipe and undeveloped, and Energen Resources plans to spend an additional $17 million over the next two to three years to fully develop the behind-pipe, water flood and undeveloped reserve potential. Oil accounts for
70  percent  of  the  estimated  proved
reserves.   The properties include approximately 350 producing
wells,  of  which Energen  Resources  will operate  248.  Energen
Resources  also  purchased  an estimated   4.5  Bcfe  of
predominantly natural gas reserves in southwest Mississippi from Oxy USA Inc. for $7.1 million. In the second quarter, Energen Resources closed on a $17 million purchase of Gulf of Mexico properties from Chateau Oil and Gas Inc. In April 1998, Energen Resources subsequently sold approximately 20 percent of its share to a third party who will serve as the operating partner. Energen Resources' retained portion of the acquisition includes an estimated 9.8 Bcf of natural gas reserves in the Gulf of Mexico. Approximately 45 percent of the proved reserves are developed and producing, and Energen Resources plans to spend another $0.7 million over the next several years to bring on-line the 55 percent of behind-pipe reserves.

To finance Energen Resources' investment program, the Company will continue to utilize its short-term credit facilities to supplement internally generated cash flow, with long-term debt and equity providing permanent financing. In December 1997, Energen filed a $400 million shelf registration for debt and common stock. Under that registration, in February 1998 Energen issued $100 million of Series B MTNs, the proceeds from which were used to repay shortterm debt. During the first quarter, Energen increased its available short-term credit facilities to $228 million to accommodate its growth plans. Depending on the Company's level of activity in acquiring oil and gas properties, Energen may issue common equity during fiscal year 1999.

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

Year 2000 Issues
Energen has and continues to evaluate its computer software and hardware to assess modifications needed for the Year 2000. Over the past three years, a substantial investment by the Company has been made in software and computer infrastructure that either
can be  upgraded  or  complies  with  Year   2000 requirements. A
full time senior management level position was established and a primary contractor was selected in 1996 to address the Year 2000
issue.   The plan  of work established involves the following
phases: inventory, assessment, testing, certification and change control. A number of inventory reviews have been completed and will continue to be updated in the future. Tools to test, age and evaluate data software and hardware have been purchased, are installed and being utilized for Year 2000 compliance. Test plans for items identified  as critical  systems  are either being deployed or
currently developed.   A  third party assessment  of Year 2000
readiness is scheduled to be conducted by an outside entity for both information technology and noninformation technology systems at the end of fiscal year 1998.

With respect to material third party relationships, the Company, in addition to responding to questions concerning the Year 2000 issues from customers and regulators, is inquiring of certain vendors and partners for information designed to determine their ability to continue uninterrupted supply of materials or services to the Company. This process is scheduled for completion by the end of fiscal year 1998.

To date, the Company has incurred approximately $380,000 of Year 2000 related costs which are being expensed as incurred. The Company's Year 2000 remediation is expected to be completed by the end of calendar year 1999 with an estimated total cost of $1.8 million.

Management expects that Year 2000 issues will be addressed on a schedule and in a manner that will prevent such issues from having a material effect on the Company's results of operations, liquidity or financial condition. While the Company has and will be pursuing Year 2000 compliance, there can be no assurance that the Company and its vendors will be successful in identifying and addressing all material Year 2000 issues.

Specific Year 2000 contingency plans are scheduled to be incorporated into the previously established Energen Business
Resumption Plan during fiscal year 1999. The Company's contingency plan identifies alternate recovery locations, contact lists, and other equipment, as well as, special resource requirements.

Forward-Looking Statements and Risks
Certain statements in this report, including statements of future plans, objectives and expected performance of the Company and its subsidiaries, are forward-looking statements that are dependent on certain events, risks and uncertainties that may be outside the Company's control which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, economic and competitive conditions, inflation rates, legislative and regulatory changes, financial market conditions, future business decisions, Year 2000 issues, and other uncertainties, all of which are difficult to predict. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures. The total amount or timing of actual future production may vary
significantly from reserves and production  estimates.   In the
event Energen Resources is unable to invest fully its planned acquisition expenditures, future operating revenues and proved
reserves could be negatively affected.   The drilling  of
exploratory wells can involve significant risk including that related to timing, success rates and cost overruns. These risks can be impacted by lease and rig availability, complex geology and other factors. Results of operations and cash flows also could be affected by future oil and gas prices. Although Energen Resources makes use of futures, swaps and fixed price contracts to mitigate risk, fluctuations in oil and gas prices may affect the Company's financial position and results of operations.

OTHER

Recent Pronouncements of the FASB
In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires the reporting and display of comprehensive income and its components in an entity's financial statements, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be required. In February
1998, the FASB issued SFAS No.   132,
Employers' Disclosures about Pensions and Other Postretirement Benefits, which revises employers' disclosures about pension and other postretirement benefit plans. The Company is required to
adopt these statements in  fiscal  year  1999.   The  impact of
these pronouncements on the Company currently is being evaluated and is not expected to be material.
In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments. The Company is required to adopt this statement in fiscal year 2000. The impact of this pronouncement on the Company is currently being evaluated.

SELECTED BUSINESS SEGMENT DATA
ENERGEN CORPORATION
(Unaudited)

                     Three months ended    Nine months ended
(in thousands, except      June 30,             June 30,
sales price data)     1998       1997     1998
                     1997
Natural Gas Distribution
Operating revenues
 Residential           $43,683    $42,218   $219,257
                      $210,113
 Commercial and
  industrial - small     16,214    15,769     79,414     75,310
 Transportation           7,894     7,805
27,746               25,648
Other                   (1,464)     4,355
(2,588)               2,532

   Total                $66,327   $70,147
$323,829 $313,603
Gas delivery volumes (MMcf)
  Residential             5,113     4,528
28,969               26,079
 Commercial and
  industrial - small      2,496      2,221
12,172               10,974
  Transportation         17,906     15,432
50,424               46,962
   Total                    25,515    22,181
91,565               84,015
Other data
 Depreciation and
  amortization           $6,318    $ 5,906
$18,747  $17,463
 Capital expenditures       $13,607  $12,098
$36,987  $28,212
  Operating income           $1,108   $ 5,121
$47,340 $44,592
Oil and Gas Exploration
 and Production
Operating revenues
 Natural gas                $26,323  $15,321
$75,764  $42,131
 Oil                          5,314    4,372
15,681               10,703
 Natural gas liquids         2,041         -
5,643                     -
  Other                         707     1,039
3,656   4,386
   Total                    $34,385  $20,732
$100,744 $57,220
Sales volume
 Natural gas (MMcf)         11,948     7,831
33,225  19,240
 Oil (MBbl)                    361       243
981     583
 Natural gas liquids (MBbl)    239         -
609       -
Average sales price
   Natural gas (Mcf)          $ 2.20   $  1.96
$2.28                 $2.19
   Oil (barrel)               $14.71   $ 18.03
$15.98  $18.37
 Natural gas liquids
  (barrel)                  $ 8.55        -    $9.27          -
Other data
 Depreciation, depletion
  and amortization          $13,083  $ 8,505
$42,806  $19,970
 Capital expenditures       $10,300  $39,472
$97,794  $143,003
Exploration expenditures   $1,367   $ 1,716   $2,857
                       $3,662
 Operating income            $5,922   $ 3,356  $17,806  $14,462

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Rule 14a-4 Notice.
Pursuant to Rule 14a-4 of the Proxy Rules under the Securities Exchange Act of 1934, if a shareholder fails to notify Energen on or before November 4, 1998, of a proposal which such shareholder intends to present at Energen's January 1999 annual meeting other than through inclusion of such proposal in Energen's proxy materials for the meeting, then if the proposal is presented at the January 1999 annual meeting, management proxies may use their discretionary voting authority with respect to such proposal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.         Exhibits
  27.1    Financial  data  schedule of Energen Corporation  (for
SEC
         purposes only)

 27.2 Financial data schedule of Alabama Gas Corporation(for SEC purposes only)
  27.3   Restated  financial data schedule of Energen Corporation
         (for  SEC purposes only)

b. Reports on Form 8-K

   A report on Form 8-K dated June 24, 1998 was filed with the Commission to report the adoption of a new Shareholder Rights
   Plan to replace the existing Rights Plan when it expires at the close of business on July 27, 1998.

                        SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                         ENERGEN CORPORATION
                                         ALABAMA GAS CORPORATION


August 11, 1998            By/s/ Wm. Michael Warren, Jr.
                                 Wm. Michael Warren, Jr.
                                 Chairman,
                                 President and
                                 Chief Executive
                                 Officer of
                                 Energen,
Chairman and Chief
                                 Executive Officer
of Alagasco August 11, 1998         By/s/ G. C.
Ketcham
                                 G. C. Ketcham
                                 Executive Vice
                                 President, Chief
                                 Financial Officer
                                 and Treasurer of
                                 Energen and
                                 Alagasco

August 11, 1998            By/s/ Grace B. Carr
                                 Grace B. Carr
                                 Controller of Energen



August 11, 1998            By/s/ Paula H. Rushing
                                 Paula H. Rushing
                                 Vice President -
Finance

                                 of Alagasco