Form 10-K405
period 1998-09-30
ENERGEN CORP; ALABAMA GAS CORP
filed 1998-12-22
CIK 277595, 3146

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED SEPTEMBER 30, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO
                                                         -----    -----

COMMISSION                                                      IRS EMPLOYER
   FILE                                      STATE OF          IDENTIFICATION
  NUMBER           REGISTRANT             INCORPORATION           NUMBER
--------------------------------------------------------------------------------

1-7810        Energen Corporation             Alabama             63-0757759
2-38960       Alabama Gas Corporation         Alabama             63-0022000


                              605 21st Street North
                            Birmingham, Alabama 35203
                                 (205) 326-2700
                              ht.//www.energen.com

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

Aggregate market value of the voting stock held by non-affiliates of the registrants as of December 10, 1998:

        Energen Corporation                            $533,117,692

Indicate number of shares outstanding of each of the registrant's classes of common stock as of December 10, 1998:

        Energen Corporation                        29,505,273 shares
        Alabama Gas Corporation                     1,972,052 shares

Alabama Gas Corporation meets the conditions set forth in General Instruction I(1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format pursuant to General Instruction I(2).

                       DOCUMENTS INCORPORATED BY REFERENCE

- Energen Corporation Proxy Statement to be filed on or about December 22, 1998 (Part III, Item 10-13)
- Portions of Energen Corporation 1998 Annual Report to Shareholders are incorporated by reference into Part II, Items 5, 6, 7, and 8 of this report

                               ENERGEN CORPORATION
                          1998 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
                                     PART I

Item 1.   Business.................................................................3

Item 2.   Properties...............................................................8

Item 3.   Legal Proceedings........................................................9

Item 4.   Submission of Matters to a Vote of Security Holders......................9


                                     PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters....12

Item 6.   Selected Financial Data.................................................12

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...............................................12

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk..............12

Item 8.   Financial Statements and Supplementary Data.............................13

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................13


                                    PART III

Item 10.  Directors and Executive Officers of the Registrants.....................14

Item 11.  Executive Compensation..................................................14

Item 12.  Security Ownership of Certain Beneficial Owners and Management..........14

Item 13.  Certain Relationships and Related Transactions..........................14


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........15

    This Form 10-K is filed on behalf of Energen Corporation (Energen or the
                Company) and Alabama Gas Corporation (Alagasco).

PART I

ITEM 1.  BUSINESS

GENERAL

Energen is a Birmingham-based diversified energy holding company engaged primarily in the purchase, distribution, sale and transportation of natural gas, principally in central and north Alabama, and in the acquisition, development, exploration and production of oil and gas in the continental United States. Its two major subsidiaries are Alabama Gas Corporation (Alagasco) and Energen Resources Corporation. (As discussed more fully in Note 1 to the Consolidated Financial Statements, Energen Resources previously was known as Taurus Exploration Inc.)

Energen was incorporated in Alabama in 1978 in connection with the reorganization of its largest subsidiary, Alagasco. Alagasco was formed in 1948 by the merger of Alabama Gas Company into Birmingham Gas Company, the predecessors of which had been in existence since the mid-1800s. Alagasco became a public company in 1953. Energen Resources was formed in 1971 as a subsidiary of Alagasco and became a subsidiary of Energen in the 1978 reorganization.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The information required by this item is incorporated by reference from Note 15, Industry Segment Information, to the Consolidated Financial Statements of the 1998 Annual Report to Shareholders and is attached herein as Part IV, Item 14,
Exhibit 13.

NARRATIVE DESCRIPTION OF BUSINESS

-   NATURAL GAS DISTRIBUTION

    GENERAL: Alagasco is the largest natural gas distribution utility in the state of Alabama. Alagasco purchases natural gas through interstate and intrastate marketers and suppliers and distributes the purchased gas through its distribution facilities for sale to residential, commercial and industrial customers and other end-users of natural gas. Alagasco also provides transportation services to industrial and commercial customers located on its distribution system. These transportation customers, using Alagasco as their agent or acting on their own, purchase gas directly from producers, marketers or suppliers and arrange for delivery of the gas into the Alagasco distribution system; Alagasco then charges a fee to transport this customer-owned gas through its distribution system to the customer's facility.

    Alagasco's service territory is located in central and parts of north Alabama and includes more than 185 cities and communities in 27 counties. The aggregate population of the counties served by Alagasco is estimated to be 2.3 million. Among the cities served by Alagasco are Birmingham, the center of the largest metropolitan area in Alabama, and Montgomery, the state capital. During fiscal year 1998, Alagasco served an average of 423,602 residential customers, 34,733 small commercial and industrial sales and transportation customers, and 49 large commercial and industrial transportation customers.

    The Alagasco distribution system includes approximately 9,060 miles of main and more than 9,800 miles of service lines, odorization and regulation facilities, and customer meters. Alagasco also operates two liquified natural gas (LNG) facilities which it uses to meet peak demand.

    APSC REGULATION: As an Alabama utility, Alagasco is subject to regulation by the Alabama Public Service Commission (APSC). Alagasco's rate-setting process, Rate Stabilization and Equalization (RSE), was established by the APSC in 1983, extended with modifications in 1985, 1987 and 1990, and extended without further change in 1996. RSE replaced the traditional utility rate case with quarterly reviews and adjustments designed to give Alagasco an opportunity to earn a return on average equity at year-end within a designated range, which presently is 13.15 percent to
     13.65 percent. Alagasco has earned at or near its allowed range since fiscal 1990, when the APSC modified RSE to include a forward-looking test year and approved a temperature adjustment rider to Alagasco's rate tariff. On October 7, 1996, RSE was extended without change for a five-year period, through January 1, 2002. Under the terms of the extension, RSE will continue after January 1, 2002, unless, after notice to the Company and a hearing, the APSC votes to modify or discontinue its operation.

     Under RSE as extended, the APSC conducts quarterly reviews to determine, based on Alagasco's projections and fiscal year-to-date performance, whether Alagasco's return on equity for the fiscal year will be within the allowed range. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each fiscal year, effective December 1, and cannot exceed 4 percent of prior-year revenues. RSE limits the utility's equity upon which a return is permitted to 60 percent of total capitalization and provides for certain cost control measures designed to monitor Alagasco's operations and maintenance (O&M) expenses. If the change in O&M per customer falls within 1.25 percentage points above or below the Consumer Price Index for All Urban Customers (index range), no adjustment is required. If, however, the change in O&M per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments.

     The APSC approved an Enhanced Stabilization Reserve (ESR), beginning fiscal year 1998, to which Alagasco may charge the full amount of: (1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one or a combination of two such events results in more than $200,000 of additional O&M expense during a fiscal year; or (2) individual industrial and commercial customer revenue losses that exceed $250,000 during the fiscal year if such losses cause Alagasco's return on equity to fall below 13.15 percent. The APSC approved the reserve on October 6, 1998, in the amount of $3.9 million; the maximum approved funding level of the ESR is $4 million. The APSC provides for accretions to the ESR in an amount of no more than $40,000 monthly following a year in which a charge against the ESR is made until the maximum funding level is achieved. The APSC will re-evaluate the operation of the ESR following the conclusion of Alagasco's fiscal year 2000.

     The temperature adjustment rider to Alagasco's rate tariff, approved by the APSC in 1990, was designed to mitigate the earnings impact of variances from normal temperatures. Alagasco performs this real-time temperature adjustment calculation monthly, and the adjustments to customers' bills are made in the same billing cycle in which the weather variations occurred. Substantially all the customers to whom the temperature adjustment applies are residential, small commercial and small industrial.

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

     GAS SUPPLY: Alagasco's distribution system is connected to and has firm transportation contracts with two major interstate pipeline systems' Southern and Transcontinental Gas Pipe Line Corporation (Transco). On Southern's system, Alagasco has 251,679 Mcfd (thousand cubic feet per day) of No-Notice Firm Transportation service through October 31, 2008, and 40,000 Mcfd and 92,373 Mcfd of Firm Transportation service through April 30, 2002 and October 31, 2008, respectively. Alagasco also has 12,464,074 Mcf of storage capacity on Southern's system, with a maximum withdrawal rate of 251,679 Mcfd from storage and a maximum injection rate of 95,878 Mcfd to storage. The Transco Firm Transportation contract, which expires in 2002, provides for up to 100,000 Mcfd. As a result, Alagasco has a peak day firm interstate pipeline transportation capacity of 484,052 Mcfd.

     Alagasco purchases gas from various gas producers and marketers, including affiliates of Southern and Transco, and from certain intrastate producers and marketers. Alagasco has contracts in place to purchase up to 276,764 Mcfd of firm supply, of which 232,373 Mcfd is supported by firm transportation on the Transco and Southern systems and approximately 23,600 Mcfd is purchased at the city gate under intrastate firm supply contracts. These firm supply volumes along with Alagasco's maximum withdrawal from storage of 251,679 Mcfd and LNG peak-shaving capacity of 200,000 Mcfd, give Alagasco a peak day firm supply of 728,443 Mcfd. Alagasco also utilizes the Southern and Transco pipeline systems to access spot market gas in order to supplement its firm system supply and serve its industrial and large commercial transportation customers. Deliveries of sales and transportation gas totaled 115,347 million cubic feet (MMcf) in fiscal 1998.

     RATE FLEXIBILITY AND COMPETITION: The price of natural gas is a significant competitive factor in Alagasco's service territory, particularly among large commercial and industrial transportation customers. Propane, coal and fuel oil are readily available, and many industrial customers have the capability to switch to alternate fuels and/or alternate sources of gas. In the residential and small commercial and industrial markets, electricity is the principal competitor.

     With the support of the APSC, Alagasco has implemented a variety of flexible rate strategies to help it compete for the large customers' gas load in the deregulated marketplace. Rate flexibility remains critical as the utility faces intense competition for the large customer load. To date, the utility has been effective in utilizing its flexible rate strategies to minimize bypass and price-based switching to alternate fuels and alternate sources of gas.

     In 1994 Alagasco implemented the P Rate in response to the competitive challenge of interstate pipeline capacity release. Under this tariff provision, Alagasco releases much of its excess pipeline capacity and repurchases it as agent for its transportation customers under 12 month contracts. The transportation customers benefit from lower pipeline costs. Alagasco's core market customers benefit, as well, since the utility uses the revenues received from the P Rate to decrease gas costs for its residential and small commercial and industrial customers. In fiscal 1998, approximately 285 of Alagasco's transportation customers utilized the P Rate, and the resulting reduction in core market gas costs totaled approximately $9.6 million.

     The Competitive Fuel Clause (CFC) and Transportation Tariff also have been important to Alagasco's ability to compete effectively for customer load in its service territory. The CFC allows Alagasco to adjust large customer rates on a case-by-case basis to compete with alternate fuels and alternate sources of gas. The GSA rider to Alagasco's tariff increases the rates paid by other customers to recover the reduction in rates allowed under the CFC because the retention of any customer, particularly large commercial and industrial transportation customers, benefits all customers by recovering a portion of the system's fixed costs. The Transportation Tariff allows Alagasco to transport gas for customers rather than buy and resell it to them. The Transportation Tariff is based on Alagasco's sales profit margin, so operating margins are unaffected. The Transportation Tariff also may be adjusted under the CFC.

     Alagasco also uses long-term special contracts as a vehicle for retaining large customer load. At the end of fiscal 1998, 37 of the utility's largest commercial and industrial transportation customers were under special contracts of varying lengths.

     During 1998 substantially all of Alagasco's large commercial and industrial customer deliveries were the transportation of customer-owned gas. In addition, Alagasco served as gas purchasing agent for approximately 99 percent of its transportation customers.

     Natural gas service available to Alagasco customers generally falls into two categories: interruptible and firm. Interruptible service is contractually subject to interruption by Alagasco for various reasons, the most common of which is curtailment of industrial customers during periods of peak residential heating demand. Firm service, in general, is not subject to interruption and, therefore, is more expensive. Firm service is generally provided to residential and small commercial and industrial customers, while interruptible service is generally provided to large commercial and industrial transportation customers which typically have the capability to reduce gas consumption by adjusting their production schedules or by switching to alternate fuels during periods of interruption.

     GROWTH: Customer growth presents a major challenge for Alagasco, and its low customer growth rate in 1998 underscores the utility's mature status and the slow-growth nature of its service territory. Customer growth in fiscal 1998 was relatively flat. At the same time, the utility penetrated 88 percent of the new single-family homes built in its service territory and 53 percent of the new multi-family construction. Meanwhile, Alagasco's saturation rate of approximately 70 percent exceeds the national average of approximately 51 percent.

     A vehicle for supplementing Alagasco's normal growth continues to be Alagasco's municipal acquisition program. Since 1985 Alagasco has acquired 22 municipally-owned systems, adding more than 42,000 customers through initial system purchases and subsequent customer additions. Alagasco has been successful in increasing the systems' relatively low saturation rates subsequent to purchase through a variety of marketing efforts including offering natural gas service to propane customers located on the municipal system's lines, expanding into nearby neighborhoods that desire natural gas service, and marketing natural gas appliances to existing and new customers. Approximately 78 municipal systems remain in Alabama. Although Alagasco did not acquire any new municipal gas systems in 1997 or 1998, it continues to pursue the purchase of municipal gas systems, and company management believes that such acquisitions offer future growth opportunities.

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

     ENVIRONMENTAL MATTERS: Alagasco is in the chain of title of eight former manufactured gas plant sites and five manufactured gas distribution sites. It still owns four of the plant sites and one of the distribution sites. Preliminary investigations indicate no need at present for remediation activities. Management expects that, should remediation of any such sites be required in the future, Alagasco's share of any associated costs will not affect materially the results of its operations or financial condition.

     OTHER: For a discussion of risks inherent in the company's businesses, including Alagasco, see management's Discussion and Analysis in the 1998 Annual Report to Shareholders (pages 25 and 26), which is attached herein as Part IV, Item 14, Exhibit 13.

-    OIL AND GAS ACTIVITIES

     GENERAL: Energen Resources is involved primarily in the acquisition and exploitation of producing oil and natural gas properties with varying levels of development potential and, to a lessor extent, in the exploration and development of new reservoirs. Energen Resources also provides fee-based coalbed methane operating services in the Black Warrior Basin for its partners and third parties. All of Energen Resources' operations are located in the United States.

     At the end of fiscal 1998, Energen Resources' remaining recoverable reserves totaled 764.9 billion cubic feet equivalent (Bcfe) and were located primarily in Alabama, New Mexico, Texas, Mississippi and Louisiana. Energen Resources' reserve base is conservative in nature, with more than 85 percent of year-end reserves classified as proved developed; in addition, the reserve base is long-lived, with a year-end reserves-to-production ratio of 13-to-1. Energen Resources' reserves also are concentrated in areas with multiple pay zone opportunities, such as the San Juan, Black Warrior and Permian Basins. Natural gas represents more than 70 percent of Energen Resources' reserves, with oil and natural gas liquids comprising the balance. Energen Resources' production in fiscal 1998 totaled
    57.4 Bcfe and is estimated to reach 87 Bcfe in fiscal 1999.

    GROWTH STRATEGY: Fiscal 1998 marked the third year of Energen's aggressive growth strategy which calls for significant capital investment in Energen Resources' oil and gas activities. Over the last three fiscal years, Energen Resources has invested approximately $365 million to acquire producing properties, $60 million in associated exploitation and development drilling, and $75 million in exploration and related development. This $500 million of capital investment has added approximately 820 Bcfe of proved reserves. Over the five-year period ending September 30, 2003, Energen Resources anticipates spending approximately $1 billion in the acquisition and exploitation of producing properties and in exploration and related development.

    PROPERTY ACQUISITIONS AND EXPLOITATION: Energen Resources' acquisition efforts focus on the purchase of producing properties which have varying degrees of potential for increased reserves and production through exploitation and development. During fiscal years 1996, 1997 and 1998, Energen Resources acquired an estimated 740 Bcfe of proved reserves for approximately $365 million, resulting in an average acquisition cost of 49 cents per Mcfe. In addition, Energen Resources spent $60 million over the three years in exploitation and development costs and plans to spend approximately $70 million over the next several years on development of these reserves.

    In fiscal 1998, Energen Resources invested approximately $85 million to acquire an estimated 120 Bcfe of proved reserves. Energen Resources' largest acquisition of fiscal 1998 occurred in the first quarter with the $43.3 million purchase of Permian Basin oil and gas reserves from B.C. Oil and Gas Ltd. and affiliates. Of the estimated 80 Bcfe of proved reserves in west Texas, approximately 70 percent were oil and approximately 40 Bcfe were classified as behind-pipe or proved undeveloped. Most significant was that Energen Resources gained a substantial operating presence in the Permian Basin by assuming operations for approximately 70 percent of the wells.

    Energen Resources' presence in the Permian Basin was enhanced in September 1998 when the Company traded the majority of its shallow water Gulf of Mexico interests for the Permian Basin interests of EEX Corporation. Energen Resources gained an estimated 58 Bcfe of oil, natural gas and liquids reserves from EEX in exchange for 38 Bcf of proved natural gas reserves, with interests in 30 offshore blocks and $10.4 million in cash. Energen Resources also assumed operations for approximately 30 percent of the properties and received EEX's interests in 40,000 net undeveloped acres in the Permian Basin.

    Subsequent to year-end, Energen Resources acquired TOTAL Minatome Corporation (TOTAL) and, immediately upon closing, sold an undivided 31 percent interest in TOTAL's assets to Westport Oil and Gas Company, Inc. Energen Resources' net investment totaled approximately $134.6 million, including the assumption of certain legal and financial obligations, for approximately 200 Bcfe of proved oil and gas reserves. Plans call for Energen Resources to spend an estimated $70 million over the next several years on exploitation of the approximately 45 percent of behind-pipe and proved undeveloped reserves.

    An expanding part of Energen Resources' business strategy is the exploitation and development of acquired properties. Energen Resources has achieved particular success in the San Juan Basin, where production increased approximately 8 million cubic feet per day as the result of low-cost operational improvements for an associated cost of $1.1 million. In fiscal 1998, Energen Resources also drilled eight successful development wells for $6.7 million and added approximately 18.5 Bcfe of reserves for 36 cents per Mcfe.

    In the Permian Basin, exploitation activities are proceeding as planned. During 1998, Energen Resources drilled four new wells and eight well recompletions, thus developing approximately 442,000 barrels of previously classified proved undeveloped reserves at an associated cost of $1.9 million, or approximately $4 per barrel.

    Over the next four years, Energen Resources plans to drill approximately 60 development wells in the San Juan Basin and perform 125 well recompletions at a net cost of some $48 million. In the Permian Basin, Energen

    Resources plans to drill approximately 20 wells and perform 15 recompletions at a net cost of about $7 million.

    EXPLORATION AND DEVELOPMENT: Energen Resources' business strategy also calls for limited exploration and related development. During 1998, the property swap with EEX Corporation (discussed above) marked an important strategic shift for Energen Resources by refocusing the company's future exploration efforts away from the offshore Gulf and toward onshore areas where it has a strong operating presence. In connection with the EEX transaction, Energen Resources also received interests in 40,000 net undeveloped acres in the Permian Basin. Energen Resources did not participate in any offshore exploratory drilling in fiscal 1998. As a 9 percent interest partner, Energen Resources participated in the drilling of one unsuccessful well in the Cotton Valley Pinnacle Reef play in the east Texas salt basin. During 1998 Energen Resources invested approximately $11 million in exploration and related development.

    RISK MANAGEMENT: Energen Resources attempts to lower the risk associated with its oil and gas business plan. A key component of the company's efforts to manage risk is its acquisition orientation and the conservative character of the company's reserve base. To help reduce short-term commodity price risk, Energen Resources uses market-driven pricing estimates and hedging strategies. In pursuing an acquisition, Energen Resources uses in its models then-current oil and gas futures prices, the prevailing swap curve and, for the longer-term, its own pricing assumptions. After a purchase, Energen Resources may use futures, swaps and/or fixed-price contracts to hedge targeted prices on a portion of the acquisition's flowing production. Typically, where used, such acquisition related hedges have been for 12 to 36 months. On an on-going basis, Energen Resources may hedge up to 80 percent of its flowing production in any given fiscal year depending on its pricing outlook. For fiscal 1999, Energen Resources entered into contracts and swaps for 48.9 Bcf of its flowing gas production at an average contract price (before basis differentials) of $2.31 per Mcf and 1,080 MBbl of its oil production at an average contract price of $16.31 per barrel. For fiscal 2000 and 2001, Energen Resources entered into contracts and swaps for 5.2 Bcf of its flowing gas production at an average contract price (before basis differentials) of $2.22 per Mcf and 180 MBbl of its oil production at an average contract price of $17.31 per barrel. (See Item 7a, Quantitative and Qualitative Disclosures About Market Risk, and the Forward-Looking Statements and Risk in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further discussion with respect to price and other risk.)

    ENVIRONMENTAL MATTERS: Energen Resources is subject to various environmental regulations. Management believes that Energen Resources is in compliance with currently applicable standards of the environmental agencies to which it is subject and that potential environmental liabilities, if any, are minimal. Also, to the extent that Energen Resources has operating agreements with various joint venture partners, environmental costs, if any, would be shared proportionately.

    OTHER: For a discussion of risks inherent in the Company's businesses, see Management's Discussion and Analysis in the 1998 Annual Report to Shareholders (pages 25 and 26) which is attached herein as Part IV, Item 14,
    Exhibit 13.

EMPLOYEES

The Company has 1,421 employees; Alagasco employs 1,238; Energen Resources employs 171; and Energen's other subsidiaries employ 12.

ITEM 2.      PROPERTIES

The corporate headquarters of Energen, Alagasco and Energen Resources are located in recently constructed office space in Birmingham, Alabama. The Company expects to close negotiations on a sale and leaseback of the new headquarters building facility in fiscal 1999. The proceeds from the sale are expected to approximate the investment in the facility.

The properties of Alagasco consist primarily of its gas distribution system, which includes more than 9,060 miles of main, more than 9,800 miles of service lines, odorization and regulation facilities, and customer meters. Alagasco also has two liquified natural gas facilities, eight division offices, 10 payment centers, six district offices, nine service centers, and other related property and equipment, some of which are leased by Alagasco. For a further description of Alagasco's properties, see discussion under Item I-Business.

For a description of Energen Resources' oil and gas properties, see the discussion under Item 1-Business. Information concerning Energen Resources' production, reserves and development is included in Note 14, Oil and Gas Producing Activities (unaudited), to the Consolidated Financial Statements which is incorporated by reference from the 1998 Annual Report to Shareholders and included in Part IV, Item 14, Exhibit 13, herein. The proved reserve estimates are consistent with comparable reserve estimates filed by Energen Resources with any federal authority or agency.

ITEM 3.      LEGAL PROCEEDINGS

Energen and its affiliates are, from time to time, parties to various pending or threatened legal proceedings. Certain of these lawsuits include claims for punitive damages in addition to other specific relief. Based upon information presently available and in light of available legal and other defenses, contingent liabilities arising from threatened and pending litigation are not considered material in relation to the respective financial positions of Energen and its affiliates. It should be noted, however, that Energen and its affiliates conduct business in Alabama and other jurisdictions in which the magnitude and frequency of punitive damage awards may bear little or no relation to culpability or actual damages thus making it increasingly difficult to predict litigation results.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANTS

ENERGEN CORPORATION

       Name                                     Age                        Position (1)
       ----                                     ---                        ------------
Wm. Michael Warren, Jr.                         51                Chairman of the Board
                                                                  President and Chief Executive Officer (2)

Geoffrey C. Ketcham                             47                Executive Vice President, Chief Financial
                                                                  Officer and Treasurer (3)

Gary C. Youngblood                              55                President and Chief Operating Officer of
                                                                  Alagasco (4)

James T. McManus                                40                President and Chief Operating Officer of
                                                                  Energen Resources (5)

Dudley C. Reynolds                              45                General Counsel and Secretary (6)

J. David Woodruff, Jr.                          42                Vice President-Legal and Assistant Secretary
                                                                  and Vice President-Corporate Development (7)

Grace B. Carr                                   43                Controller (8)


NOTES:  (1) All executive officers of Energen except for Ms. Carr have been employed by Energen or a subsidiary for the past five years. Officers serve at the pleasure of its Board of Directors.

        (2) Served as Senior Vice President and General Counsel of Alagasco from September 1983 to October 1984, when he was elected President and Chief Operating Officer of that corporation. Elected Executive Vice President of Energen June 1987 and elected President and Chief Operating Officer of Energen April 1991. Elected President and Chief Operating Officer of all Energen subsidiaries January 1992. Elected Chief Executive Officer of Alagasco and Energen Resources effective October 1995. Elected Chief Executive Officer of Energen February 1997. Elected Chairman of the Board of Energen effective January 1, 1998. Serves as a Director of Energen and each of its subsidiaries.

        (3) Elected Controller of Alagasco November 1981, Vice President and Controller June 1984, Vice President-Finance and Planning of Alagasco June 1985, and Vice President-Planning of Energen August 1986. Elected Vice President-Finance, Chief Financial Officer and Treasurer of Energen and each of its subsidiaries June 1987. Elected Senior Vice President-Finance, Chief Financial Officer and Treasurer of Energen and each of its subsidiaries April 1989. Elected Executive Vice President, Chief Financial Officer and Treasurer of Energen and each of its subsidiaries April 1991.

        (4) Served as District Manager-Birmingham District until June 1985, when he was elected Vice President-Birmingham Operations; Elected Senior Vice President-Administration of Alagasco April 1991, Executive Vice President of Alagasco October 1993, Chief Operating Officer of Alagasco effective October 1995, and President of Alagasco April 1997.

        (5) Served as Director of Corporate Accounting of Energen until November 1988, when he was elected Controller of Energen; Elected Controller of Alagasco May 1989, Assistant Vice President-Corporate Development of Energen June 1990, Vice President-Finance and Corporate Development of Energen and Vice President-Finance and Planning of Alagasco effective April 1991, Executive Vice President and Chief Operating Officer of Energen Resources effective October 1995, and President of Energen Resources April 1997.

        (6) Served as Staff Attorney for Energen and its subsidiaries until November 1984, when he was named Senior Attorney. Elected Assistant Secretary in 1985 and Secretary effective September 1986, Vice President-Legal and Secretary of Energen and each of its subsidiaries June 1987, and General Counsel and Secretary of Energen and each of its subsidiaries April 1991.

        (7) Served as Staff Attorney for Alagasco until June 1987, when he was named Senior Attorney. Elected Assistant Vice President-Legal and Assistant Secretary of Energen and each of its subsidiaries November 1988, Vice President-Legal and Assistant Secretary of Energen and each of its subsidiaries April 1991, Vice President-Legal, and Assistant Secretary of Energen and each of its subsidiaries and Vice President-Corporate Development of Energen October 1995.

        (8) Served as Director of Accounting and Budgets for Alagasco until June 1987, when she was elected Controller of Alagasco. Served as Controller of Alagasco until April 1989 and was not employed from April 1989 through December 1997. Elected Controller of Energen in January 1998.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information regarding Energen's common stock and the frequency and amount of dividends paid during the past two years with respect to such stock is incorporated by reference from the 1998 Annual Report to Shareholders, page 26, and is included in Part IV, Item 14, Exhibit 13, herein. At December 10, 1998, there were approximately 9,140 holders of record of Energen's common stock. For restrictions on Energen's present and future ability to pay dividends, see Note 3 to the Consolidated Financial Statements which is incorporated by reference from the 1998 Annual Report to Shareholders and included in Part IV, Item 14,
Exhibit 13, herein.

At the date of this filing, Energen Corporation owns all the issued and outstanding common stock of Alabama Gas Corporation.

ITEM 6.  SELECTED FINANCIAL DATA

The information regarding selected financial data is incorporated by reference from the 1998 Annual Report to Shareholders, pages 50-51, and is included in
Part IV, Item 14, Exhibit 13, herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information is incorporated by reference from the 1998 Annual Report to Shareholders, pages 19-26, and is included in Part IV, Item 14, Exhibit 13, herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Energen Resources' major market risk exposure is in the pricing applicable to its oil and gas production. Historically, prices received for oil and gas production have been volatile because of seasonal weather patterns, national supply and demand factors and general economic conditions. Crude oil prices are also affected by quality differentials, by worldwide political developments and by actions of the Organization of Petroleum Exporting Countries. Basis differentials, like the underlying commodity prices, can be volatile because of regional supply and demand factors, including seasonal factors and the availability and price of transportation to consuming areas.

Energen Resources enters into derivative commodity instruments to hedge its exposure to the impact of price fluctuations on oil and gas production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange and over-the-counter swaps and basis hedges with major energy derivative product specialists. All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. These transactions are accounted for under the hedge method of accounting. Under this method, any unrealized gains and losses are recorded as a current receivable/payable and a deferred gain/loss. Realized gains and losses are deferred as current liabilities or assets until the revenues from the related hedged volumes are recognized in the income statement. Cash flows from derivative instruments are recognized as incurred through changes in working capital. The Company had deferred gains of $0.6 million and deferred losses of $12.9 million on the balance sheet at September 30, 1998, and September 30, 1997, respectively.

The Company uses a sensitivity analysis to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on the fair value of its derivative instruments. This analysis measures the impact on the commodity derivative instruments and, thereby, does not consider the underlying exposure related to the commodity. At September 30, 1998, the Company estimates that a 10 percent change in the underlying commodities prices would result in a $13.4 million change in the fair value of open derivative contracts. However, gains and losses on derivative contracts are expected to be similarly offset by sales at the spot market price. Due to the short duration of the contracts, time value of money is ignored. The hypothetical change in fair value is calculated by multiplying the difference between the hypothetical price and the contractual price by the contractual volumes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item for Energen Corporation and subsidiaries is incorporated by reference from the 1998 Annual Report to Shareholders and is included in Part IV, Item 14, Exhibit 13, herein. The information required by this item for Alabama Gas Corporation is contained in Part IV, Item 14, herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Information regarding the executive officers of Energen is included in Part I. The other information required by Item 10 is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Shareholders to be held January 27, 1999. The proxy statement will be filed on or about December 22, 1998.

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Shareholders to be held January 27, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The information regarding the security ownership of the beneficial owners of more than five percent of Energen's common stock is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Shareholders to be held January 27, 1999.

B.  SECURITY OWNERSHIP OF MANAGEMENT

     The information regarding the security ownership of management is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Shareholders to be held January 27, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Shareholders to be held January 27, 1999.

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

B.  REPORTS ON FORM 8-K

     (1) Form 8-K dated June 24, 1998, reporting the adoption of a new Shareholders Rights Plan to replace the existing Rights Plan when it expired at the close of business on July 27, 1998.

     (2) Form 8-K dated October 15, 1998, reporting Energen Resources' acquisition of TOTAL Minatome Corporation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                               ENERGEN CORPORATION
                                  (Registrant)


                             ALABAMA GAS CORPORATION
                                  (Registrant)



  December 16, 1998           /s/Wm. Michael Warren, Jr.
-------------------------     --------------------------------------------------
      DATE                    Wm. Michael Warren, Jr.
                              Chairman, President and Chief Executive Officer of
                              Energen Corporation, Chairman and Chief Executive
                              Officer of Alabama Gas Corporation

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrants and in the capacities and on the dates indicated:


  December 16, 1998           /s/Wm. Michael Warren, Jr.
-------------------------     --------------------------------------------------
      DATE                    Wm. Michael Warren, Jr.
                              Chairman, President and Chief Executive Officer of
                              Energen Corporation, Chairman and Chief Executive
                              Officer of Alabama Gas Corporation


  December 16, 1998           /s/Geoffrey C. Ketcham
-------------------------     --------------------------------------------------
      DATE                    Geoffrey C. Ketcham
                              Executive Vice President, Chief Financial Officer
                              and Treasurer of Energen Corporation and Alabama
                              Gas Corporation


  December 16, 1998           /s/Grace B. Carr
-------------------------     --------------------------------------------------
      DATE                    Grace B. Carr
                              Controller of Energen Corporation


  December 16, 1998           /s/Paula H. Rushing
-------------------------     --------------------------------------------------
      DATE                    Paula H. Rushing
                              Vice President-Finance of Alabama Gas
                              Corporation


  December 16, 1998           /s/J. Mason Davis, Jr.
-------------------------     --------------------------------------------------
      DATE                    J. Mason Davis, Jr.
                              Director


  December 16, 1998           /s/Julian W. Banton
-------------------------     --------------------------------------------------
      DATE                    Julian W. Banton
                              Director


  December 16, 1998           /s/R. D. Cash
-------------------------     --------------------------------------------------
      DATE                    R. D. Cash
                              Director


  December 16, 1998           /s/James S. M. French
-------------------------     --------------------------------------------------
     DATE                     James S. M. French
                              Director


  December 16, 1998           /s/Rex J. Lysinger
-------------------------     --------------------------------------------------
     DATE                     Rex J Lysinger
                              Director

                               ENERGEN CORPORATION
                             ALABAMA GAS CORPORATION
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                   ITEM 14(A)

                                                                                            Reference Page
                                                                                            ----------------
                                                                                                       1998
                                                                                            1998      Annual
                                                                                            10-K      Report
                                                                                            ----      ------
1.   Financial Statements

     ENERGEN CORPORATION

              Report of Independent Certified Public Accountants......................                    49

              Consolidated Statements of Income for the years ended
              September 30, 1998, 1997 and 1996.......................................                    27

              Consolidated Balance Sheets as of September 30, 1998 and 1997...........                    28

              Consolidated Statements of Shareholders' Equity for the years
              ended September 30, 1998, 1997 and 1996.................................                    30

              Consolidated Statements of Cash Flows for the years ended
              September 30, 1998, 1997 and 1996.......................................                    31

              Notes to Consolidated Financial Statements..............................                    32

     ALABAMA GAS CORPORATION

              Report of Independent Certified Public Accountants......................         22

              Statements of Income for the years ended
              September 30, 1998, 1997 and 1996.......................................         23

              Balance Sheets as of September 30, 1998 and 1997........................         24

              Statements of Shareholder's Equity for the years ended
              September 30, 1998, 1997 and 1996.......................................         26

              Statements of Cash Flows for the years ended
              September 30, 1998, 1997 and 1996.......................................         27

              Notes to Financial Statements...........................................         28

                                                                                            Reference Page
                                                                                            ----------------
                                                                                                       1998
                                                                                            1998      Annual
                                                                                            10-K      Report
                                                                                            ----      ------
2.   Financial Statement Schedules

     ENERGEN CORPORATION

              Report of Independent Certified Public Accountants......................         37

              Schedule II     Valuation and Qualifying Accounts.......................         38

     ALABAMA GAS CORPORATION

              Schedule II     Valuation and Qualifying Accounts.......................         39


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

                               ENERGEN CORPORATION
                             ALABAMA GAS CORPORATION
                                INDEX TO EXHIBITS
                                  ITEM 14(A)(3)

Exhibit
Number                                  Description
 3(a)          Restated Certificate of Incorporation of Energen Corporation
               (composite, as amended February 2, 1998) which was filed as
               Exhibit 3(b) to Energen's Quarterly Report on Form 10-Q for the
               quarter ended December 31, 1997 (File No. 1-7810)

*3(b)          Articles of Amendment to Restated Certificate of Incorporation of
               Energen, designating Series 1998 Junior Participating Preferred
               Stock (July 27, 1998) which was filed as Exhibit 4(b) to
               Energen's Post Effective Amendment No. 1 to Registration
               Statement on Form S-3 (Registration No. 333-00395)

 3(c)          Bylaws of Energen Corporation (as amended through June 22, 1998)

*3(d) Articles of Amendment and Restatement of the Articles of Incorporation of Alabama Gas Corporation, dated September 27,
               1995, which was filed as Exhibit 3(i) to the registrant's Annual
               Report on Form 10-K for the year ended September 30, 1995, (file
               No. 1-7810)

 3(e)          By-laws of Alabama Gas Corporation (as amended through June 22,
               1998)

*4(a)          Rights Agreement, dated as of July 27, 1998, between Energen
               Corporation and First Chicago Trust Company of New York, Rights
               Agent, which was filed as Exhibit 1 to Energen's Registration
               Statement on Form 8-A, dated July 10, 1998 (File No. 1-7810)

*4(b)          Indenture, dated as of January 1, 1992, between Energen
               Corporation and Boatmen's Trust Company, Trustee, which was filed as Exhibit 4 to Energen's Amendment No. 1 to Registration
               Statement on Form S-3 (Registration No. 33-44936)

*4(c) First Supplemental Indenture, dated as of September 5, 1997, between Energen Corporation and The Bank of New York, Trustee, to
               Indenture dated as of January 1, 1992, which was filed as Exhibit
               4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (File No. 1-7810)

*4(d) Indenture, dated as of March 1, 1993, between Energen Corporation and Boatmen's Trust Company, Trustee, which was filed as Exhibit
               4 to Energen's Registration Statement on Form S-3 (Registration
               No. 33-25435)

*4(e) First Supplemental Indenture, dated as of September 5 ,1997, between Energen Corporation and The Bank of New York, Trustee, to
               Indenture dated as of March 1, 1993, which was filed as Exhibit
               4(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (File No.
               1-7810)

*4(f)          Form of Indenture between Energen Corporation and The Bank of New
               York, as Trustee, which was dated as of September 1, 1996, and which was filed as Exhibit 4(i) to the Registrant's Registration
               Statement on Form S-3 (Registration No. 333-11239)

*4(g)          Indenture dated as of November 1, 1993, between Alabama Gas
               Corporation and NationsBank of Georgia, National Association,
               Trustee, which was filed as Exhibit 4(k) to Alabama Gas'
               Registration Statement on Form S-3 (Registration No. 33-70466)

Exhibit
Number                                   Description
 *10(a)        Form of Service Agreement Under Rate Schedule CSS (No. S10710),
               between Southern Natural Gas Company and Alabama Gas Corporation
               which was filed as Exhibit 10(a) to Energen's Annual Report on
               Form 10-K for the year ended September 30, 1993 (File No. 1-7810)

 *10(b) Form of Service Agreement Under Rate Schedule FT-NN (No. 866941), between Southern Natural Gas Company and Alabama Gas Corporation which was filed as Exhibit 10(c) to Energen's Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 1-7810)

  10(c)        Form of Executive Retirement Supplement Agreement between Energen
               Corporation and certain executive officers

  10(d)        Form of Severance Compensation Agreement between Energen
               Corporation and certain executive officers

  10(e)        Energen Corporation 1988 Stock Option Plan (as amended November
               25, 1997)

  10(f) Energen Corporation 1992 long-range Performance Share Plan, as amended April 25, 1997, which was filed as Exhibit 10(f) to Energen's Annual Report on Form 10-K for the year ended September
               30, 1997 (File 1-7810)

 *10(g)        Energen Corporation 1997 Stock Incentive Plan, which was filed as
               Appendix A to Energen's Proxy Statement for its January 28, 1998,
               Annual Meeting (File No. 1-7810)

  10(h)        Energen Corporation 1997 Deferred Compensation Plan, (as amended
               September 23, 1998)

  10(i)        Energen Corporation 1992 Directors Stock Plan, (as amended April
               25, 1997)

 *10(j) Energen Corporation Director Fees Deferral Plan which was filed as Exhibit 10(l) to Energen's Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 1-7810)

 *10(k)        Energen Corporation Annual Incentive Compensation Plan, Revised
               5/90, as amended effective October 1, 1993, which was filed as
               Exhibit 10(m) to Energen's Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-7810)

  13 Information incorporated by reference from pages 19-53 of the Energen Corporation 1998 Annual Report to Stockholders

  21           Subsidiaries of Energen Corporation

  23           Consent of Independent Certified Public Accountants (Energen
               Corporation)

  27.1 Financial Data Schedule of Energen Corporation (for SEC purposes only)

  27.2 Financial Data Schedule of Alabama Gas Corporation (for SEC purposes only)

  27.3         Restated Financial Data Schedule of Energen Corporation for
               September 30, 1997 (for SEC purposes only)

  27.4         Restated Financial Data Schedule of Energen Corporation for
               September 30,1996 (for SEC purposes only)

*Incorporated by reference

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF ALABAMA GAS CORPORATION:

In our opinion, the accompanying financial statements of Alabama Gas Corporation listed in the index on page 18 of this form 10-K present fairly, in all material respects, the financial position of Alabama Gas Corporation at September 30, 1998 and 1997, and the results of its operations and cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index on page 19 of this form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Birmingham, Alabama
October 28, 1998

STATEMENTS OF INCOME
ALABAMA GAS CORPORATION

---------------------------------------------------------------------------------------------------------------
YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)                             1998             1997              1996
---------------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                               $   369,940       $   362,984      $   357,252
---------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
Cost of gas                                                          176,124           177,837          181,400
Operations and maintenance                                            98,897            96,211           92,541
Depreciation                                                          25,153            23,486           21,269
Income taxes
    Current                                                           16,801            11,223            8,699
    Deferred, net                                                     (4,932)             (618)             835
    Deferred investment tax credits, net                                (469)             (487)            (487)
Taxes, other than income taxes                                        28,103            26,658           26,772
---------------------------------------------------------------------------------------------------------------

       Total operating expenses                                      339,677           334,310          331,029
---------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                      30,263            28,674           26,223
---------------------------------------------------------------------------------------------------------------

OTHER INCOME
Allowance for funds used during construction                             400               490              972
Other, net                                                               145               215             (649)
---------------------------------------------------------------------------------------------------------------

       Total other income                                                545               705              323
---------------------------------------------------------------------------------------------------------------

INTEREST CHARGES
Interest on long-term debt                                             8,843             8,843            7,390
Other interest expense                                                 1,378             1,966            2,195
---------------------------------------------------------------------------------------------------------------

       Total interest charges                                         10,221            10,809            9,585
---------------------------------------------------------------------------------------------------------------

NET INCOME AVAILABLE FOR COMMON                                  $    20,587       $    18,570      $    16,961
---------------------------------------------------------------------------------------------------------------


The accompanying Notes to Financial Statements are an integral part of these statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION

---------------------------------------------------------------------------------------------------------------
AS OF SEPTEMBER 30, (IN THOUSANDS)                                                     1998             1997
---------------------------------------------------------------------------------------------------------------
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Utility plant                                                                      $   632,165      $   583,630
Less accumulated depreciation                                                          307,488          287,749
---------------------------------------------------------------------------------------------------------------


    Utility plant, net                                                                 324,677          295,881
---------------------------------------------------------------------------------------------------------------


Other property, net                                                                        318              347
---------------------------------------------------------------------------------------------------------------


CURRENT ASSETS
Cash                                                                                     1,222            2,580
Accounts receivable
    Gas                                                                                 32,191           36,098
    Merchandise                                                                          2,362            2,001
    Other                                                                                1,621            1,442
    Allowance for doubtful accounts                                                     (3,482)          (3,156)
Inventories, at average cost
    Storage gas inventory                                                               21,237           25,367
    Materials and supplies                                                               5,533            5,391
    Liquified natural gas in storage                                                     3,381            3,630
Deferred gas costs                                                                       1,774            2,512
Deferred income taxes                                                                   10,470            5,675
Prepayments and other                                                                    2,112            6,696
---------------------------------------------------------------------------------------------------------------


       Total current assets                                                             78,421           88,236
---------------------------------------------------------------------------------------------------------------


DEFERRED CHARGES AND OTHER ASSETS                                                        4,733            5,917
---------------------------------------------------------------------------------------------------------------


TOTAL ASSETS                                                                       $   408,149      $   390,381
---------------------------------------------------------------------------------------------------------------


The accompanying Notes to Financial Statements are an integral part of these statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION


--------------------------------------------------------------------------------------------------------------
AS OF SEPTEMBER 30, (IN THOUSANDS)                                                    1998              1997
--------------------------------------------------------------------------------------------------------------

CAPITAL AND LIABILITIES

CAPITALIZATION
Common shareholder's equity
    Common stock, $0.01 par value; 3,000,000 shares authorized,
       1,972,052 shares outstanding in 1998 and 1997                               $        20      $        20
    Premium on capital stock                                                            31,682           31,682
    Capital surplus                                                                      2,802            2,802
    Retained earnings                                                                  120,205          106,894
---------------------------------------------------------------------------------------------------------------

    Total common shareholder's equity                                                  154,709          141,398
Long-term debt                                                                         119,650          125,000
---------------------------------------------------------------------------------------------------------------

       Total capitalization                                                            274,359          266,398
---------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
Long-term debt due within one year                                                       5,350               --
Notes payable to banks                                                                  15,000           11,000
Accounts payable
    Trade                                                                               23,217           28,923
    Affiliated companies                                                                 2,738            4,984
Accrued taxes                                                                           19,428           16,745
Customers' deposits                                                                     16,344           16,399
Other amounts due customers                                                             12,070            7,347
Accrued wages and benefits                                                               4,217            3,879
Other                                                                                   11,915           10,481
---------------------------------------------------------------------------------------------------------------

       Total current liabilities                                                       110,279           99,758
---------------------------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                   17,136           16,739
Accumulated deferred investment tax credits                                              2,661            3,130
Regulatory liability                                                                     2,910            3,651
Customer advances for construction and other                                               804              705
---------------------------------------------------------------------------------------------------------------

       Total deferred credits and other liabilities                                     23,511           24,225
---------------------------------------------------------------------------------------------------------------

TOTAL CAPITAL AND LIABILITIES                                                      $   408,149      $   390,381
---------------------------------------------------------------------------------------------------------------


The accompanying Notes to Financial Statements are an integral part of these statements.

STATEMENTS OF SHAREHOLDER'S EQUITY
ALABAMA GAS CORPORATION


-----------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
-----------------------------------------------------------------------------------------------------------------
                                               COMMON STOCK
                                               ------------
                                                 NUMBER OF     PAR         PREMIUM ON       CAPITAL     RETAINED
                                                  SHARES      VALUE       CAPITAL STOCK     SURPLUS     EARNINGS
-----------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1995                   1,972,052     $20          $ 31,682         $2,802     $ 87,638
Net income                                                                                               16,961
Cash dividends                                                                                           (9,555)
-----------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1996                   1,972,052      20            31,682          2,802       95,044
Net income                                                                                               18,570
Cash dividends                                                                                           (6,720)
-----------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1997                   1,972,052      20            31,682          2,802      106,894
Net income                                                                                               20,587
Cash dividends                                                                                           (7,276)
-----------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1998                   1,972,052     $20          $ 31,682         $2,802     $120,205
-----------------------------------------------------------------------------------------------------------------


The accompanying Notes to Financial Statements are an integral part of these statements.

STATEMENTS OF CASH FLOWS
ALABAMA GAS CORPORATION


---------------------------------------------------------------------------------------------------------------
YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)                             1998             1997              1996
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                                       $    20,587       $    18,570      $    16,961
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                     25,153            23,486           21,269
    Deferred income taxes, net                                        (4,932)             (618)             835
    Deferred investment tax credits                                     (469)             (487)            (487)
    Net change in:
       Accounts receivable                                             3,693            (7,686)          (5,539)
       Inventories                                                     4,237             2,071           (6,784)
       Deferred gas costs                                                738              (537)            (549)
       Accounts payable - gas purchase                                (7,466)            5,758           (1,614)
       Accounts payable - other trade                                  1,760              (593)            (788)
       Amount due customers                                            4,723            (9,810)          13,942
       Other current assets and liabilities                            9,129            (5,202)          (1,894)
    Other, net                                                           530             1,124           (1,019)
---------------------------------------------------------------------------------------------------------------

       Net cash provided by operating activities                      57,683            26,076           34,333
---------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to property, plant and equipment                           (53,581)          (43,724)         (42,037)
Net advances (to) from parent company                                 (2,246)           14,054           (8,871)
Other, net                                                                62             1,091            1,377
---------------------------------------------------------------------------------------------------------------

       Net cash used in investing activities                         (55,765)          (28,579)         (49,531)
---------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Payment of dividends on common stock                                  (7,276)           (6,720)          (9,555)
Proceeds from medium-term notes                                            -                 -           24,829
Net change in short-term debt                                          4,000            11,000                -
---------------------------------------------------------------------------------------------------------------

       Net cash provided by (used in) financing activities            (3,276)            4,280           15,274
---------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                               (1,358)            1,777               76
Cash and cash equivalents at beginning of period                       2,580               803              727
---------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                       $     1,222       $     2,580      $       803
---------------------------------------------------------------------------------------------------------------


The accompanying Notes to Financial Statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Alabama Gas Corporation (Alagasco), a wholly-owned subsidiary of Energen Corporation (the Company), is the largest natural gas distribution utility in the State of Alabama, serving customers primarily in central and parts of north Alabama. The following is a description of its significant accounting policies and practices.

A. UTILITY PLANT AND DEPRECIATION: Property, plant and equipment is stated at cost. The cost of utility plant includes an allowance for funds used during construction. Maintenance is charged for the cost of normal repairs and the renewal or replacement of an item of property which is less than a retirement unit. When property which represents a retirement unit is replaced or removed, the cost of such property is credited to utility plant and, together with the cost of removal less salvage, is charged to the accumulated reserve for depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of utility property at rates established by the Alabama Public Service Commission (APSC). Approved depreciation rates averaged approximately 4.4 percent in 1998 and 1997 and
     4.3 percent in 1996.

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

D. REGULATORY ACCOUNTING: Alagasco is subject to the provisions of Statement of Financial Accounting Standard (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation. In general, SFAS No. 71 allows utilities to capitalize or defer certain costs or revenues, based upon approvals received from regulatory authorities, to be recovered from or refunded to customers in future periods.

E. INCOME TAXES: Alagasco files a consolidated federal income tax return with its parent. The consolidated federal income taxes are allocated to the appropriate subsidiaries using the separate return method. Deferred income taxes reflect the impact of temporary differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes and are measured in compliance with enacted tax laws. Investment tax credits have been deferred and are being amortized over the lives of the related assets.

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

Under RSE as extended, the APSC conducts quarterly reviews to determine, based on Alagasco's projections and fiscal year-to-date performance, whether Alagasco's return on equity for the fiscal year will be within the allowed range of 13.15 percent to 13.65 percent. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each fiscal year, effective December 1, and cannot exceed 4 percent of prior-year revenues. RSE limits the utility's equity upon which a return is permitted to 60 percent of total capitalization and provides for certain cost control measures designed to monitor Alagasco's operations and maintenance (O&M) expense. If the change in O&M expense per customer falls within 1.25 percentage points above or below the Consumer Price Index For All Urban Customers (index range), no adjustment is required. If, however, the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. Under RSE as extended, an $11.8 million annual increase in revenue became effective December 1, 1997, and a $2.5 million annual decrease became effective July 1, 1998.

Alagasco calculates a temperature adjustment to customers' monthly bills to remove the effect of departures from normal temperature on Alagasco's earnings. The calculation is performed monthly, and the adjustments to customers' bills are made in the same billing cycle the weather variation occurs. Substantially all the customers to whom the temperature adjustment applies are residential, small commercial and small industrial. Alagasco's rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply, including Gas Supply Realignment (GSR) surcharges imposed by Alagasco's suppliers resulting from changes in gas supply purchases related to the implementation of Federal Energy Regulatory Commission (FERC) Order 636. The APSC on October 7, 1996, issued an order providing for the refund to customers prior to January 31, 1997 of approximately $17 million of supplier refunds, including interest. The Company refunded these amounts to customers during January 1997. The refunds were collected from a variety of sources and most relate to the settlement of rate case and FERC Order 636 proceedings of Southern Natural Gas Company.

The APSC approved an Enhanced Stability Reserve (ESR), beginning fiscal year 1998, to which Alagasco may charge the full amount of: (1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one or a combination of two such events results in more than $200,000 of additional O&M expense during a fiscal year; or (2) individual industrial and commercial customer revenue losses that exceed $250,000 during the fiscal year if such losses cause Alagasco's return on equity to fall below
13.15 percent. The APSC approved the reserve on October 6, 1998, in the amount of $3.9 million; the maximum approved funding level of the ESR is $4 million. The APSC provides for accretions to the ESR in an amount of no more than $40,000 monthly following a year in which a charge against the ESR is made until the maximum funding level is achieved. The APSC will re-evaluate the operation of the ESR following the conclusion of Alagasco's fiscal year 2000.

In accordance with APSC-directed regulatory accounting procedures, Alagasco in 1989 began returning to customers excess utility deferred taxes which resulted from a reduction in the federal statutory tax rate from 46 percent to 34 percent using the average rate assumption method. This method provides for the return to ratepayers of excess deferred taxes over the lives of the related assets. In 1993 those excess taxes were reduced as a result of a federal tax rate increase from 34 percent to 35 percent. Remaining excess utility deferred taxes of $1.9 million are being returned to ratepayers over approximately 12 years. At September 30, 1998 and 1997, a regulatory liability related to income taxes of $2.9 million and $3.7 million, respectively, was included in the consolidated financial statements.

As of November 1, 1998, the Company offered a Voluntary Early Retirement Program to certain eligible employees. The APSC has allowed the Company to amortize over a three-year period the cost associated with this early retirement program.

The excess of total acquisition costs over book value of net assets of acquired municipal gas distribution systems is included in utility plant and is being amortized on a straight-line basis over approximately 23 years. At September 30, 1998 and 1997, the net acquisition adjustment was $15.4 million and $16.4 million, respectively.

3. LONG-TERM DEBT AND NOTES PAYABLE


Long-term debt consists of the following:


---------------------------------------------------------------------------------------------------------------
As of September 30, (in thousands)                                                       1998           1997
---------------------------------------------------------------------------------------------------------------
Medium-term Notes, interest ranging from 5.4% to 7.97%, for notes
   redeemable December 1, 1998, to September 23, 2026                                $ 125,000      $ 125,000
Less amounts due within one year                                                         5,350             --
---------------------------------------------------------------------------------------------------------------
  Total                                                                              $ 119,650      $ 125,000
---------------------------------------------------------------------------------------------------------------

The aggregate maturities of long-term debt for the next five years are as follows:


---------------------------------------------------------------------------------------------------------------
                                        Years ending September 30, (in thousands)
---------------------------------------------------------------------------------------------------------------
            1999                   2000                   2001                  2002               2003
---------------------------------------------------------------------------------------------------------------
          $ 5,350               $     -                $ 4,650               $ 5,000             $  5,000
---------------------------------------------------------------------------------------------------------------


Energen and Alagasco have short-term credit lines and other credit facilities of $228 million available as of September 30, 1998 to either entity for working capital needs. The following is a summary of information relating to notes payable to banks:


---------------------------------------------------------------------------------------
As of September 30, (in thousands)                   1998           1997           1996
---------------------------------------------------------------------------------------
Alagasco outstanding                             $ 15,000       $ 11,000       $     --
Other Energen outstanding                         138,000        141,000         59,000
---------------------------------------------------------------------------------------
Notes payable to banks                            153,000        152,000         59,000
Available for borrowings                           75,000         51,000         97,000
---------------------------------------------------------------------------------------
  Total                                          $228,000       $203,000       $156,000
---------------------------------------------------------------------------------------
Maximum amount outstanding at any month-end      $ 36,000       $ 41,000       $ 22,000
Average daily amount outstanding                 $ 13,225       $  9,962       $  6,672
Weighted average interest rates based on:
  Average daily amount outstanding                   5.94%          5.83%          5.73%
  Amount outstanding at year-end                     5.75%          5.99%            --
---------------------------------------------------------------------------------------


Total interest expense for Alagasco in 1998, 1997 and 1996 was $10,221,000, $10,809,000 and $9,585,000, respectively.

4. INCOME TAXES


The components of income taxes consist of the following:


------------------------------------------------------------------------------------------
For the years ended September 30, (in thousands)          1998           1997         1996
------------------------------------------------------------------------------------------
Taxes estimated to be payable currently:
    Federal                                           $ 15,306       $ 10,219       $7,924
    State                                                1,495          1,004          775
------------------------------------------------------------------------------------------
      Total current                                     16,801         11,223        8,699
------------------------------------------------------------------------------------------
Taxes deferred:
    Federal                                             (4,962)        (1,050)         274
    State                                                 (439)           (55)          74
------------------------------------------------------------------------------------------
      Total deferred                                    (5,401)        (1,105)         348
------------------------------------------------------------------------------------------
Total income tax expense                              $ 11,400       $ 10,118       $9,047
------------------------------------------------------------------------------------------

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1998 and 1997 are as follows:

-----------------------------------------------------------------------------------------------
As of September 30, (in thousands)                   1998                       1997
-----------------------------------------------------------------------------------------------
                                              Current     Noncurrent     Current     Noncurrent
-----------------------------------------------------------------------------------------------
Deferred tax assets:
    Deferred investment tax credits           $    --      $    850       $   --      $  1,024
    Regulatory liabilities                         --         1,081           --         1,356
    Enhanced stability reserve                  1,452            --           --            --
    Unbilled revenue                            1,770            --        1,699            --
    Gas supply adjustment                         768            --           --            --
    Insurance and accruals                      3,320            --        2,854            --
    Inventories                                   574            --          520            --
    Allowance for uncollectible accounts        1,293            --        1,173            --
    Other, net                                  1,586            61        1,267           156
-----------------------------------------------------------------------------------------------
    Subtotal                                   10,763         1,992        7,513         2,536
    Valuation allowance                            --            --           --            --
-----------------------------------------------------------------------------------------------
       Total deferred tax assets               10,763         1,992        7,513         2,536
-----------------------------------------------------------------------------------------------
Deferred tax liabilities:
    Depreciation and basis differences             --        18,170           --        18,349
    Gas supply adjustment                          --            --        1,308            --
    Other, net                                    293           958          530           926
-----------------------------------------------------------------------------------------------
       Total deferred tax liabilities             293        19,128        1,838        19,275
-----------------------------------------------------------------------------------------------
Net deferred tax assets (liabilities)         $10,470      $(17,136)      $5,675      $(16,739)
-----------------------------------------------------------------------------------------------


No valuation allowance with respect to deferred taxes is deemed necessary, as Alagasco anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on Alagasco's balance sheet.

Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to earnings before taxes as illustrated below:


--------------------------------------------------------------------------------------------------
For the years ended September 30, (in thousands)                 1998           1997          1996
--------------------------------------------------------------------------------------------------
Income tax expense at statutory federal income tax rate      $ 11,195       $ 10,042       $ 9,103
Increase (decrease) resulting from:
  Investment tax credits-deferred                                (469)          (487)         (487)
  State income taxes, net of federal income tax benefit           688            617           559
  Other, net                                                      (14)           (54)         (128)
--------------------------------------------------------------------------------------------------
Total income tax expense                                     $ 11,400       $ 10,118       $ 9,047
--------------------------------------------------------------------------------------------------


There were no tax-related balances due to affiliates at September 30, 1998 or 1997.

5. EMPLOYEE BENEFIT PLANS


All information presented concerning retirement income and other benefit plans includes other affiliates of Energen Corporation as well as Alagasco.

The Company has two defined benefit non-contributory pension plans which cover a majority of the employees. Benefits are based on years of service and final earnings. The Company's policy is to use "the projected unit credit" actuarial method for funding and financial reporting purposes. The expense for the plan covering the majority of employees (Plan A) for the years ended September 30, 1998, 1997 and 1996 was $1,716,000, $1,228,000, and $412,000, respectively. The expense for the plan covering employees under certain labor union agreements (Plan B) for 1998, 1997 and 1996 was $403,000, $437,000, and $197,000,
respectively.

The funded status of the plans is as follows:


----------------------------------------------------------------------------------------------------------
As of June 30, (in thousands)                                 PLAN A                       PLAN B
----------------------------------------------------------------------------------------------------------
                                                       1998           1997           1998           1997
                                                     --------       --------       --------       --------
Vested benefits                                      $(67,476)      $(57,617)      $(16,467)      $(14,610)
Nonvested benefits                                     (5,268)        (4,739)        (2,431)        (2,256)
----------------------------------------------------------------------------------------------------------
Accumulated benefit obligation                        (72,744)       (62,356)       (18,898)       (16,866)
Effects of salary progression                         (15,537)       (11,402)            --             --
----------------------------------------------------------------------------------------------------------
Projected benefit obligation                          (88,281)       (73,758)       (18,898)       (16,866)
Fair value of plan assets, primarily equity and
   fixed income securities                             90,661         84,859         23,081         20,820
Unrecognized net (gain) loss                           (2,773)        (6,477)        (2,944)        (2,747)
Unrecognized prior service cost                         3,025             29            791            998
Unrecognized net transition obligation (asset)         (2,686)        (3,494)           226            282
----------------------------------------------------------------------------------------------------------
Accrued pension asset (liability)                    $    (54)      $  1,159       $  2,256       $  2,487
----------------------------------------------------------------------------------------------------------


At September 30, 1998 and 1997, the discount rate used to measure the projected benefit obligation for both plans was 7 percent and 7.75 percent, respectively, and the expected long-term rate of return on plan assets was 8.25 percent. The annual rate of salary increase for the salaried plan was 5.25 percent in 1998 and 5.75 percent in 1997.

The components of net pension expense for 1998, 1997 and 1996 were:


---------------------------------------------------------------------------------------------------------------------------------
For the years ended September 30, (in thousands)                   PLAN A                                     PLAN B
---------------------------------------------------------------------------------------------------------------------------------
                                                     1998           1997           1996          1998          1997          1996
                                                     ----           ----           ----          ----          ----          ----
Service Cost                                       $ 2,386       $  2,227       $  2,147       $   224       $   243       $   255
Interest cost on projected benefit obligation        5,842          5,524          4,617         1,261         1,238         1,166
Actual return on plan assets                        (9,516)       (12,629)       (15,280)       (3,450)       (3,803)       (2,971)
Net amortization and deferral                        3,004          6,106          8,928         2,368         2,759         1,747
----------------------------------------------------------------------------------------------------------------------------------
Net pension expense                                $ 1,716       $  1,228       $    412       $   403       $   437       $   197
----------------------------------------------------------------------------------------------------------------------------------


The Company has deferred compensation plan agreements with certain key executives providing for payments on retirement, termination, death or disability. Expense under these agreements for 1998, 1997 and 1996 was ($54,000), $399,000, and $1,002,000, respectively. At June 30, 1998 and 1997, the accumulated post-retirement benefit obligation related to these agreements was $2,901,000 and $5,961,000, respectively, and the projected benefit obligation was $7,088,000 and $9,839,000, respectively. A prepaid post-retirement benefit asset of $434,000 and $499,000 was recorded at June 30, 1998 and 1997, respectively.

In addition to providing pension benefits, the Company provides certain post-retirement health care and life insurance benefits. Substantially all of the Company's employees may become eligible for such benefits if they reach normal retirement age while working for the Company. While the Company has not adopted a formal funding policy, all of its accrued post-retirement liability was funded at year-end. The expense for salaried employees for the years ended September 30, 1998, 1997, and 1996 was $2,040,000, $2,221,000, and $1,984,000,
respectively. The expense for union employees was $4,367,000, $4,204,000, and $4,076,000 during 1998, 1997 and 1996, respectively. The "projected unit credit" actuarial method was used to determine the normal cost and actuarial liability.

A reconciliation of the estimated status of the obligation is as follows:


------------------------------------------------------------------------------------------------------------------
As of June 30, (in thousands)                               SALARIED EMPLOYEES                UNION EMPLOYEES
------------------------------------------------------------------------------------------------------------------
                                                          1998            1997             1998             1997
                                                      -------------------------        ---------------------------
Retirees                                              $   (13,916)    $   (9,590)      $   (15,162)    $   (14,529)
Active, fully-eligible                                     (3,107)        (2,121)           (4,957)         (4,340)
Other active                                              (12,289)        (8,309)          (17,632)        (14,151)
------------------------------------------------------------------------------------------------------------------
Accumulated post-retirement benefit obligation            (29,312)       (20,020)          (37,751)        (33,020)
Fair value of plan assets, primarily equity and
  fixed income securities                                  30,476         23,719            23,081          13,363
Unamortized amounts                                        (1,561)        (4,686)           13,558          17,405
------------------------------------------------------------------------------------------------------------------
Accrued post-retirement benefit liability             $      (397)    $     (987)      $    (1,112)    $    (2,252)
==================================================================================================================

Net periodic post-retirement benefit expense for the years ended September 30, 1998, 1997, and 1996 included the following:


---------------------------------------------------------------------------------------------------------------------
For the years ended September 30, (in thousands)             SALARIED EMPLOYEES              UNION EMPLOYEES
---------------------------------------------------------------------------------------------------------------------
                                                         1998       1997      1996       1998       1997       1996
                                                     -------------------------------    -----------------------------
Service cost                                         $     967   $    979   $    516    $  1,314   $  1,198   $   876
Interest cost on accumulated post-retirement
  benefit obligation                                     2,049      2,204      1,679       2,612      2,542     2,195
Amortization of transition obligation                      723        723        723       1,285      1,285     1,285
Amortization of actuarial gains and losses                (510)      (568)      (277)       (107)         -         -
Deferred asset gain (loss)                               4,972      3,682        658       5,891      2,006       177
(Gain) or loss on plan assets                           (6,161)    (4,799)    (1,315)     (6,628)    (2,827)     (457)
=====================================================================================================================
Net periodic post-retirement benefit expense         $   2,040   $  2,221   $  1,984    $  4,367   $  4,204   $ 4,076
=====================================================================================================================


The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 7 percent in 1998 and 7.75 percent in 1997. The expected long-term rate of return on assets is 8.25 percent for both years, and the tax rate on investment income is assumed to be 40 percent. The weighted average health care cost trend rate used in determining the accumulated post-retirement benefit obligation was 7.5 percent and 8.25 percent in 1998 and 1997, respectively. That assumption has a significant effect on the amounts reported. For example, with respect to salaried employees, increasing the weighted average health care cost trend rate by 1 percent would increase the accumulated post-retirement benefit obligation by 2.7 percent and the net periodic post-retirement benefit cost by 2.4 percent. For union employees, increasing the weighted average health care cost trend rate by 1 percent would increase the accumulated post-retirement benefit obligation by 7.3 percent and the net periodic post-retirement benefit cost by 7.1 percent. For pay-related life insurance benefits, the salary scale averages 5.25 percent and 5.75 percent in 1998 and 1997, respectively.

For both defined benefit plans and other post-retirement plans, certain financial assumptions are used in determining the Company's projected benefit obligation. These assumptions are examined periodically by the Company, and any required changes are reflected in the subsequent determination of projected benefit obligations.

The Company has a long-term disability plan covering most salaried employees. Expense for the years ended September 30, 1998, 1997, and 1996 was $173,000, $163,000, and $370,000, respectively.

6. CAPITAL STOCK

Alagasco's authorized common stock consists of 3 million, $0.01 par value common shares. At September 30, 1998 and 1997, 1,972,052 shares were issued and outstanding. Alagasco is authorized to issue 120,000 shares of preferred stock par value $0.01 per share, in one or more series. There are no preferred shares currently outstanding.

7. COMMITMENTS AND CONTINGENCIES


CONTRACTS AND AGREEMENTS: Alagasco has various firm gas supply and firm gas transportation contracts which expire at various dates through the year 2008. These contracts typically contain minimum demand charge obligations on the part of Alagasco.

ENVIRONMENTAL MATTERS: Alagasco is in the chain of title of eight former manufactured gas plant sites, of which it still owns four, and five manufactured gas distribution sites, of which it still owns one. A preliminary investigation of the sites does not indicate the present need for remediation activities. Management expects that, should remediation of any such sites be required in the future, Alagasco's share, if any, of such costs will not affect materially the results of operations or financial condition of Alagasco.

LEGAL MATTERS: Alagasco is, from time to time, party to various pending or threatened legal proceedings. Certain of these lawsuits include claims for punitive damages in addition to other specified relief. Based upon information presently available, and in light of available legal and other defenses, contingent liabilities arising from threatened and pending litigation are not considered material in relation to the financial position of Alagasco. It should be noted, however, that Alagasco conducts business in Alabama and other jurisdictions in which the magnitude and frequency of punitive damage awards bear little or no relation to culpability or actual damages thus making it increasingly difficult to predict litigation results. Various legal proceedings arising in the normal course of business are currently in progress, and Alagasco has accrued a provision for estimated costs.

LEASE OBLIGATIONS: Total payments related to leases included as operating expense were $2,292,000, $2,280,000 and $2,146,000 in 1998, 1997 and 1996,
respectively. Minimum future rental payments (in thousands) required after 1998 under leases with initial or remaining noncancelable lease terms in excess of one year are as follows:


----------------------------------------------------------------------------------------------------------------
          1999              2000            2001              2002             2003          2004 AND THEREAFTER
----------------------------------------------------------------------------------------------------------------
       $   2,538        $   2,252        $   2,193        $    2,149       $   2,133            $   4,223
----------------------------------------------------------------------------------------------------------------



The Company expects to close negotiations on a sale and leaseback of the new building headquarters in fiscal 1999. Accordingly, anticipated rentals payments under that lease are included in the preceding table.

8. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information concerning cash flow activities is as follows:


-------------------------------------------------------------------------------------------------------------
For the years ended September 30, (in thousands)                         1998            1997          1996
-------------------------------------------------------------------------------------------------------------
Interest paid, net of amount capitalized                              $   11,256     $  10,192      $   9,216
Income taxes paid                                                     $   16,253     $  13,228      $   5,932
Noncash investing activities:
  Capitalized depreciation                                            $      187     $     168      $     166
  Allowance for funds used during construction                        $      400     $     490      $     972
Noncash financing activities (debt issuance costs)                    $        -     $      --      $     171
-------------------------------------------------------------------------------------------------------------


9. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

FINANCIAL INSTRUMENTS: The fair value of cash and cash equivalents, trade receivables (net of allowance), and short-term debt approximates fair value due to the short maturity of the instruments. The fair value of fixed-rate long-term debt, including the current portion, with a carrying value of $125,000,000, would be $130,003,000 at September 30, 1998. The fair value was based on the market value of debt with similar maturities and with interest rates currently trading in the marketplace.

Alagasco has entered into an agreement with a financial institution whereby it can sell on an ongoing basis, with recourse, certain installment receivables related to its merchandising program up to a maximum of $20 million.

During 1998, 1997 and 1996, Alagasco sold $8,100,000, $7,926,000 and $8,831,000, respectively, of installment receivables. At September 30, 1998 and 1997, the balance of these installment receivables was $17,105,000 and $17,160,000, respectively. Receivables sold under this agreement are considered financial instruments with off-balance sheet risk. Alagasco's exposure to credit loss in the event of non-performance by customers is represented by the balance of installment receivables.

CONCENTRATION OF CREDIT RISK: Natural gas distribution operating revenues and related accounts receivable are generated from state-regulated utility natural gas sales and transportation to more than 468,000 residential, commercial and industrial customers located in central and north Alabama. A change in economic conditions may affect the ability of customers to meet their obligations; however, Alagasco believes that its provision for possible losses on uncollectible accounts receivable is adequate for its credit loss exposure.

10. RECENT PRONOUNCEMENTS OF THE FASB


In fiscal 1998, the Company adopted SFAS No. 128, Earnings Per Share (EPS), which specifies computation, presentation, and disclosure requirements for EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and the denominator of the basic EPS computation to that of the diluted computation.

The Company also adopted during fiscal 1998, SFAS No. 129, Disclosures of Information about Capital Structure. It contains no change in disclosure requirements for public entities that were previously subject to the requirements of Accounting Principles Board No. 10 and No. 15 and SFAS No. 47. As a result, SFAS 129 had no impact on the Company's consolidated financial statements.

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be required, was issued in June 1997. SFAS No. 131 relates solely to disclosure provisions, and therefore does not have any effect on the results of operations or financial position of the Company. The Company has chosen to early adopt this pronouncement as of September 30, 1998.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires the reporting and display of comprehensive income and its components in an entity's financial statements. There are currently no differences between the Company's net income and comprehensive income. In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which revises employers' disclosures about pension and other postretirement benefit plans. This pronouncement relates solely to disclosure provisions, and therefore will have no effect on the results of operations or financial position of the Company. The Company is required to adopt these statements in fiscal year 1999.

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


-------------------------------------------------------------------------------------------------------------
Fiscal year 1998 quarters (in thousands)                   First        Second           Third        Fourth
-------------------------------------------------------------------------------------------------------------
Operating revenues                                       $   95,755   $  161,747     $  66,327      $  46,111
Operating income (loss)                                  $    4,798   $   26,393     $   1,631      $  (2,559)
Net income (loss) available for common                   $    2,183   $   23,946     $    (586)     $  (4,956)
-------------------------------------------------------------------------------------------------------------
Fiscal year 1997 quarters (in thousands)
-------------------------------------------------------------------------------------------------------------
Operating revenues                                       $   83,305   $  160,152     $  70,147      $  49,380
Operating income (loss)                                  $    4,055   $   22,963     $   4,282      $  (2,626)
Net income (loss) available for common                   $    1,807   $   20,163     $   1,701      $  (5,101)
-------------------------------------------------------------------------------------------------------------



12. TRANSACTIONS WITH RELATED PARTIES


Alagasco purchased natural gas from affiliates amounting to $4,142,000, $5,165,000 and $5,097,000, in 1998, 1997 and 1996, respectively. These amounts are included in gas purchased for resale. Alagasco had net payables to affiliates of $2,738,000 and $4,984,000 at September 30, 1998 and 1997,
respectively.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF ENERGEN CORPORATION:

Our report on the consolidated financial statements of Energen Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 49 of the 1998 Annual Report to Stockholders of Energen Corporation and subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 19 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information required to be included therein.



PricewaterhouseCoopers LLP
Birmingham, Alabama
October 28, 1998

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
ENERGEN CORPORATION AND SUBSIDIARIES



========================================================================================================
YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)                     1998              1997             1996
========================================================================================================
ALLOWANCE FOR DOUBTFUL ACCOUNTS
BALANCE AT BEGINNING OF YEAR                            $     3,185       $     3,002       $      2,533
--------------------------------------------------------------------------------------------------------
     Additions:
       Charged to income                                      3,472             1,837              2,361
       Recoveries and adjustments                              (215)             (186)              (187)
--------------------------------------------------------------------------------------------------------
          Net additions                                       3,257             1,651              2,174
--------------------------------------------------------------------------------------------------------
    Less uncollectible accounts written off                  (2,895)           (1,468)            (1,705)
--------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                                  $     3,547       $     3,185       $      3,002
========================================================================================================

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
ALABAMA GAS CORPORATION



========================================================================================================
YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)                     1998              1997             1996
========================================================================================================
ALLOWANCE FOR DOUBTFUL ACCOUNTS
BALANCE AT BEGINNING OF YEAR                            $     3,156       $     2,985       $      2,000
--------------------------------------------------------------------------------------------------------
     Additions:
       Charged to income                                      3,430             1,575              2,349
       Recoveries and adjustments                              (215)             (186)              (187)
--------------------------------------------------------------------------------------------------------
          Net additions                                       3,215             1,389              2,162
--------------------------------------------------------------------------------------------------------
    Less uncollectible accounts written off                  (2,889)           (1,218)            (1,177)
--------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                                  $     3,482       $     3,156       $      2,985
========================================================================================================