Form 10-Q
period 1998-12-31
ENERGEN CORP; ALABAMA GAS CORP
filed 1999-02-12
CIK 277595, 3146

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                                FORM 10-Q

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED DECEMBER 31, 1998

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


                       605 21st Street North
                     Birmingham, Alabama 35203
                   Telephone Number 205/326-2700
                      http://www.energen.com

Alabama Gas Corporation, a wholly owned subsidiary of Energen Corporation, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure format pursuant to General Instruction H(2).

Indicate by a check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES X NO ____


Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of February 11, 1999:

     Energen Corporation,     $0.01 par value     29,569,925 shares
     Alabama Gas Corporation, $0.01 par value      1,972,052 shares



              ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
             FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS
                                                                      Page
                     PART I:  FINANCIAL INFORMATION (Unaudited)

Item 1.                         Financial Statements

          (a) Consolidated Statements of Income of Energen Corporation   3

          (b) Consolidated Balance Sheets of Energen Corporation         4

          (c)Consolidated Statements of Cash Flows of Energen Corporation  6

          (d) Statements of Income of Alabama Gas Corporation              7

          (e) Balance Sheets of Alabama Gas Corporation                    8

          (f) Statements of Cash Flows of Alabama Gas Corporation         10

          (g) Notes to Unaudited Financial Statements                     11

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       15

          Selected Business Segment Data of Energen Corporation     19

Item 3.   Quantitative and Qualitative Disclosures about Market Risk  20


                           PART II: OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders      21

Item 6.      Exhibits and Reports on Form 8-K                         21


SIGNATURES                                                            22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
ENERGEN CORPORATION
(Unaudited)

Three months ended December 31,
 (in thousands, except share data)            1998        1997

Operating Revenues
Natural gas distribution                    $71,557     $95,755
Oil and gas production activities            42,411      30,133

   Total operating revenues                113,968      125,888
Operating Expenses
Cost of gas                                  26,663      50,747
Operations and maintenance                   42,847      34,282
Depreciation, depletion and amortization     23,204      17,836
Taxes, other than income taxes                8,293       9,881

   Total operating expenses                101,007      112,746

Operating Income                             12,961      13,142

Other Income (Expense)
Interest expense                            (9,875)      (7,235)
Other, net                                      478         818

   Total other expense                     (9,397)       (6,417)

Income Before Income Taxes                    3,564       6,725
Income tax (benefit) expense                  (278)         598

Net Income                                  $ 3,842      $6,127

Basic Earnings Per Average
 Common Share*                              $  0.13      $ 0.21

Diluted Earnings Per Average
 Common Share*                              $  0.13      $ 0.21

Dividends Per Common Share*                 $  0.16     $0.155

Basic Average Common Shares
   Outstanding*                          29,435,038   28,887,220


*Share amounts reflect a 2-for-1 stock split effective March 2, 1998

The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
ENERGEN CORPORATION

                               December 31, 1998    September 30, 1998
(in thousands)                    (unaudited)

ASSETS
Current Assets
Cash and cash equivalents             $  7,349           $103,231
Accounts receivable, net of
 allowance for doubtful accounts
 of $3,543 at December 31, 1998,
 and $3,547 at September 30, 1998       90,988             64,173
Inventories, at average cost
 Storage gas                           26,405           21,237
 Materials and supplies                 7,759            8,670
 Liquified natural gas
  in storage                             3,667            3,381
Deferred gas cost                       10,430            1,774
Deferred income taxes                   11,627           12,569
Prepayments and other                    8,090            3,418

   Total current assets                166,315          218,453

Property, Plant and Equipment
Oil and gas properties, successful
 efforts method                        670,653           516,040
Less accumulated depreciation,
    depletion and amortization         110,425            88,306

Oil and gas properties, net            560,228           427,734
Utility plant                          641,969           632,165
Less accumulated depreciation          313,491           307,488

    Utility plant, net                 328,478           324,677

Other property, net                      2,938            3,933
   Total property, plant
    and equipment, net                 891,644          756,344

Other Assets
Deferred income taxes                   11,139           10,942
Deferred charges and other               7,707            7,716

   Total other assets                   18,846           18,658

TOTAL ASSETS                        $1,076,805         $993,455


The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
ENERGEN CORPORATION


(in thousands,                 December 31, 1998     September 30, 1998
except share data)                 (unaudited)

CAPITAL AND LIABILITIES
Current Liabilities
Long-term debt due within one year    $  4,984          $ 7,209
Notes payable to banks                 190,000          153,000
Accounts payable                        46,900           33,533
Accrued taxes                           18,693           21,255
Customers' deposits                     17,395           16,344
Amounts due customers                   13,911           12,070
Accrued wages and benefits              15,864           15,299
Other                                   53,118           25,531

    Total current liabilities          360,865          284,241

Deferred Credits and Other Liabilities
Other                                   11,353            7,183

   Total deferred credits and
    other liabilities                  11,353            7,183
Commitments and Contingencies               -                -
Capitalization
Preferred stock, cumulative
 $0.01 par value, 5,000,000
 shares authorized                          -                 -
Common shareholders' equity*
 Common stock, $0.01 par value;
  75,000,000 shares authorized, 29,512,994 shares
  outstanding at December 31, 1998, and
  29,326,597 shares outstanding at
  September 30, 1998                      295                293
 Premium on capital stock             199,296            195,874
 Capital surplus                        2,802              2,802
 Retained earnings                    129,410            130,280
Deferred compensation plan                 959               873
Treasury stock, at cost
 (49,203 shares at December 31, 1998,
 and 49,096 shares at
 December 31, 1997)                      (959)               (873)

   Total common shareholders' equity  331,803             329,249
Long-term debt                        372,784             372,782

   Total capitalization               704,587             702,031

TOTAL CAPITAL AND LIABILITIES         $1,076,805         $993,455


*Share amounts reflect a 2-for-1 stock split effective March 2, 1998


The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
ENERGEN CORPORATION
(Unaudited)

Three months ended December 31,
 (in thousands)                               1998       1997

Operating Activities
Net income                                  $ 3,842     $ 6,127
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
 Depreciation, depletion and
  amortization                              23,204      17,836
 Deferred income taxes, net                    618      (1,375)
 Deferred investment tax credits, net        (112)       (117)
 Net change in:
   Accounts receivable                     (8,614)     (20,274)
   Inventories                             (4,543)       1,261
   Deferred gas cost                       (8,656)     (14,165)
   Accounts payable - gas purchases         12,870      17,211
   Accounts payable - trade                    497     (1,890)
   Other current assets and liabilities      5,609       1,462
 Other, net                                  4,198         872

   Net cash provided by
    operating activities                    28,913       6,948
Investing Activities
Additions to property, plant
 and equipment                              (34,481)    (68,556)
Acquisition, net of cash acquired          (123,816)          -
Other, net                                       15         433

  Net cash used in investing activities   (158,282)     (68,123)

Financing Activities
Payment of dividends on common stock        (4,711)     (4,480)
Issuance of common stock                      3,423       2,982
Payment of note payable issued
 to purchase U.S. Treasury securities      (100,571)    (98,636)
Net change in short-term debt               135,346      64,636

   Net cash provided by (used in)
    financing activities                    33,487      (35,498)
Net change in cash and
 cash equivalents                           (95,882)    (96,673)
Cash and cash equivalents at
 beginning of period                        103,231     105,402

Cash and Cash Equivalents at
 End of Period                              $ 7,349     $ 8,729


The accompanying Notes are an integral part of these financial statements.

STATEMENTS OF INCOME
ALABAMA GAS CORPORATION
(Unaudited)

Three months ended December 31,
 (in thousands)                              1998         1997

Operating Revenues                          $71,557     $95,755

Operating Expenses
Cost of gas                                  27,146      51,404
Operations and maintenance                   24,995      25,000
Depreciation                                  6,588       6,197
Income taxes
 Current                                     1,022       2,148
 Deferred, net                                 593       (927)
 Deferred investment tax credits, net        (112)       (117)
Taxes, other than income taxes                5,746       7,252

   Total operating expenses                 65,978      90,957

Operating Income                              5,579       4,798

Other Income (Expense)
Allowance for funds used
 during construction                            66           85
Other, net                                     (97)          79

   Total other income (expense)                (31)         164

Interest Charges
Interest on long-term debt                    2,199       2,210
Other interest expense                          494         569

   Total interest charges                     2,693       2,779
Net Income                                  $ 2,855     $ 2,183


The accompanying Notes are an integral part of these financial statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION

                               December 31, 1998    September 30, 1998
(in thousands)                    (unaudited)

ASSETS
Property, Plant and Equipment
Utility plant                         $641,969         $632,165
Less accumulated depreciation          313,491          307,488

    Utility plant, net                 328,478          324,677

Other property, net                        315              318

Current Assets
Cash and cash equivalents                3,008            1,222
Accounts receivable
 Gas                                   42,725           32,191
 Merchandise                            2,170            2,362
 Other                                  2,029            1,621
 Allowance for doubtful accounts      (3,482)           (3,482)
Inventories, at average cost
 Storage gas                           26,405           21,237
 Materials and supplies                 5,511            5,533
 Liquified natural gas in storage       3,667            3,381
Deferred gas cost                       10,430            1,774
Deferred income taxes                    9,455           10,470
Prepayments and other                    6,265            2,112

   Total current assets                108,183           78,421

Deferred Charges and Other Assets        4,682            4,733

TOTAL ASSETS                          $441,658         $408,149


The accompanying Notes are an integral part of these financial statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION

                                 December 31, 1998   September 30, 1998
(in thousands,except share data)     (unaudited)

CAPITAL AND LIABILITIES
Capitalization
Common shareholder's equity
 Common stock, $0.01 par value;
  3,000,000 shares authorized,
  1,972,052 shares outstanding at
  December 31, 1998, and
  September 30, 1998                 $     20             $     20
 Premium on capital stock              31,682               31,682
 Capital surplus                        2,802                2,802
    Retained earnings                 123,059              120,205

     Total common shareholder's
      equity                          157,563              154,709
Cumulative preferred stock,
 $0.01 par value, 120,000 shares
 authorized, issuable in
 series-$4.70 Series                        -                    -
Long-term debt                         119,650             119,650

   Total capitalization               277,213              274,359
Current Liabilities
Long-term debt due within one year       3,150               5,350
Notes payable to banks                  35,000              15,000
Accounts payable
 Trade                                 30,959               23,217
 Affiliated companies                  4,557             2,738
Accrued taxes                           18,911           19,428
Customers' deposits                     17,395           16,344
Other amounts due customers             13,911           12,070
Accrued wages and benefits               7,827            4,217
Other                                    9,874           11,915

   Total current liabilities           141,584          110,279

Deferred Credits and Other Liabilities
Deferred income taxes                   16,841           17,136
Accumulated deferred
 investment tax credits                  2,549            2,661
Regulatory liability                     2,718            2,910
Customer advances for
 construction and other                    753              804

   Total deferred credits
    and other liabilities              22,861            23,511
Commitments and Contingencies                -                -

TOTAL CAPITAL AND LIABILITIES         $441,658         $408,149


The accompanying Notes are an integral part of these financial statements.

STATEMENTS OF CASH
FLOWS ALABAMA GAS
CORPORATION
(Unaudited)

Three months ended
December 31, (in thousands)                 1998            1997
Operating Activities
Net income                               $  2,855         $ 2,183
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
  Depreciation and amortization              6,588       6,197
  Deferred income taxes, net                   593       (927)
  Deferred investment tax credits            (112)       (117)
 Net change in:
   Accounts receivable                    (10,750)    (21,441)
   Inventories                             (5,432)       1,027
   Deferred gas cost                       (8,656)     (14,165)
   Accounts payable - gas purchases         12,870      17,211
   Accounts payable - other trade          (5,128)       (559)
   Other current assets and liabilities       (62)       5,112
 Other, net                                  (279)         677

   Net cash used in operating activities   (7,513)      (4,802)

Investing Activities
Additions to property, plant and equipment (10,307)     (8,197)
Net advances from affiliates                 1,819       3,281
Other, net                                     (13)        (21)

   Net cash used in investing activities   (8,501)      (4,937)

Financing Activities
Net change in short-term debt                17,800      14,000

   Net cash provided by
    financing activities                    17,800       14,000
Net change in cash and
cash equivalents                             1,786        4,261
Cash and cash equivalents at
beginning of period                          1,222        2,580

Cash and Cash Equivalents at
End of Period                             $  3,008      $ 6,841


The accompanying Notes are an integral part of these financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
ENERGEN CORPORATION AND ALABAMA GAS CORPORATION

1.  BASIS OF PRESENTATION

All adjustments to the unaudited financial statements which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods have been recorded. Such adjustments consisted of normal recurring items and
immaterial  adjustments.   The  consolidated   financial
statements  and notes thereto should be read in conjunction with the financial statements and notes for the years ended September 30, 1998, 1997, and 1996, included in the 1998 Annual Report of
Energen Corporation (the Company) on  Form 10-K.   Certain
reclassifications were made to conform prior years' financial statements to the current quarter presentation. The Company's natural gas distribution business is seasonal in character and
influenced  by  weather conditions.   Results of operations for the
interim periods are not necessarily indicative of the results which may be expected for the fiscal year.

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

Under RSE as extended, the APSC conducts quarterly reviews to determine, based on Alagasco's projections and fiscal year-to-date performance, whether Alagasco's return on equity for the fiscal year will be within the allowed range of 13.15 percent to 13.65 percent. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each fiscal year, effective December 1, and cannot exceed
4 percent of prior-year revenues. RSE limits the utility's equity upon which a return is permitted to 60 percent of total capitalization and provides for certain cost control measures designed to monitor Alagasco's operations and maintenance (O&M) expense. If the change in O&M expense per customer falls within 1.25 percentage points above or below the Consumer Price Index For All
Urban Customers (index range), no adjustment is required. If, however, the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers.
To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. Under RSE as extended, an $11.8 million annual increase in revenue became effective December 1, 1997, a $2.5 million annual decrease in revenue became effective July 1, 1998, and a $6.6 million annual increase in revenue became effective December 1, 1998.

Alagasco calculates a temperature adjustment to customers' bills to remove the effect of departures from normal temperature on Alagasco's earnings. The calculation is performed monthly, and the adjustments to customers' bills are made in the same billing cycle the weather variation occurs. Substantially all the customers to whom the temperature adjustment applies are residential, small commercial and small industrial. Alagasco's rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply.

The APSC approved an Enhanced Stability Reserve (ESR), beginning fiscal year 1998, to which Alagasco may charge the full amount of: (1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one or a combination of two such events results in more than $200,000 of additional O&M expense during a fiscal year; or (2) individual industrial and commercial customer revenue losses that exceed $250,000 during the fiscal year, if such losses cause Alagasco's return on equity to fall below 13.15 percent. The APSC approved the reserve on October 6, 1998, in the amount of $3.9 million; the maximum approved funding level of the ESR is $4 million. The APSC provides for accretions to the ESR in an amount of no more than $40,000 monthly following a year in which a charge against the ESR is made until the maximum funding level is achieved. The APSC will re-evaluate the operation of the ESR following the conclusion of Alagasco's fiscal year 2000.

In accordance with APSC-directed regulatory accounting procedures, Alagasco in 1989 began returning to customers excess utility deferred taxes which resulted from a reduction in the federal statutory tax rate from 46 percent to 34 percent using the average rate assumption method. This method provides for the return to ratepayers of excess deferred taxes over the lives of the related
assets.   In 1993  those excess taxes were reduced as a result of a
federal tax rate increase from 34 percent to 35 percent. Remaining excess utility deferred taxes of $1.9 million are being returned to ratepayers over approximately 12 years. At December 31, 1998, and September 30, 1998, a regulatory liability related to income taxes of $2.7 million and $2.9 million, respectively, was included in the consolidated financial statements.

As of November 1, 1998, the Company offered a Voluntary Early Retirement Program to certain eligible employees. At December 31, 1998, a regulatory asset of $3.2 million for costs associated with this early retirement program is included in the consolidated financial statements. The APSC has allowed these costs to be amortized over a three-year period.

3.  CAPITAL STOCK

On January 28, 1998, Energen announced a 2-for-1 split of the Company's common stock.The split was in the form of a 100 percent stock dividend and was payable on March 2, 1998, to
shareholders of record on February 13, 1998.    All
per-share amounts and the number of shares of capital stock outstanding have been adjusted to reflect the stock split. Effective January 30, 1998, the Restated Certificate of Incorporation of Energen Corporation was amended to increase Energen's authorized common stock, par value $0.01 per share, from 30,000,000 shares to 75,000,000 shares.

4.  DERIVATIVE COMMODITY INSTRUMENTS

Energen Resources periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on oil
and  gas  production.   Such instruments include regulated natural
gas and crude oil futures contracts traded on the New York Mercantile Exchange and over-the-counter swaps and basis hedges
with  major  energy  derivative  product specialists.   These
transactions are accounted for under the hedge method of accounting. Under this method, any unrealized gains and losses are recorded as a current receivable/payable and a deferred
gain/loss.   Realized  gains  and  losses  are  deferred  as
current liabilities or assets until the revenues from the related hedged volumes are recognized in the income statement. Cash flows from derivative instruments are recognized as incurred through changes in working capital. The Company had deferred gains of $18.8 million and $0.6 million on the balance sheet at December 31, 1998, and September 30, 1998, respectively.

At December 31, 1998, Energen Resources had entered into contracts and swaps for 35.5 Bcf of its remaining estimated 1999 flowing gas production at an average contract price of $2.29 per Mcf and for 810 MBbl of its remaining estimated flowing oil production at an average contract price of $16.80 per barrel. Fiscal year 2000 contracts and swaps were in place for 4.5 Bcf of flowing gas production at an average contract price of $2.22 per Mcf and for 180 MBbl of flowing oil production at an average contract price of $17.31 per barrel. Realized prices are anticipated to be lower than hedged prices due to basis differences and other factors. To help mitigate this variance, the Company has hedged the basis difference on 0.9 Bcf of its remaining 1999 San Juan production.

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

5.  ACCOUNTING FOR LONG-LIVED ASSETS

SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for LongLived Assets to be Disposed Of, requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flow of the asset. The Statement also provides that all long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value. Accordingly, during the second fiscal quarter of 1998, Energen Resources recorded a pre-tax writedown of $4.7 million on certain oil and gas properties, adjusting the carrying amount of the properties to their fair value based upon expected future discounted cash flows. This writedown primarily reflected the impact of a decline in crude oil prices. The expense was recorded as additional depreciation, depletion and amortization.

6.  RECENT PRONOUNCEMENTS OF THE FASB

The FASB issued SFAS No. 130, Reporting Comprehensive Income, in June 1997, which requires the reporting and display of comprehensive income and its components in an entity's
financial  statements.                     There  currently  are  no
differences  between  the  Company's net income and  comprehensive
income.   In February  1998,  the  FASB  issued SFAS No. 132,
Employers' Disclosures about Pensions and Other Postretirement Benefits, which revises employers' disclosures about pension and
other  postretirement benefit  plans.   This  pronouncement relates
solely to disclosure provisions, and therefore will have no effect on the results of operations or financial position of the Company. The Company is required to adopt these statements in fiscal year 1999.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments. The Company is required to adopt this statement in fiscal year 2000. The impact of this pronouncement on the Company currently is being evaluated.

7.  INDUSTRY SEGMENT INFORMATION

Effective  September  30,  1998,  the  Company  early  adopted  SFAS
No.   131, Disclosures  about  Segments  of an Enterprise  and
Related  Information.   The Company   is  principally  engaged  in
two business segments: the purchase, distribution and sale of natural gas in central and north Alabama (natural gas distribution) and the acquisition, development, exploration and production of oil and gas in the continental United States (oil and gas activities).


Three months ended December 31,
 (in thousands)                               1998       1997
Operating revenues
 Natural gas distribution                  $71,557     $95,755
 Oil and gas activities                     42,411      30,133

   Total                                   $113,968    $125,888
Operating income (loss)
 Natural gas distribution                  $  7,082    $  5,902
 Oil and gas activities                       6,196       7,541
 Eliminations and corporate expenses           (317)       (301)

   Total                                   $ 12,961    $ 13,142

Identifiable assets
 Natural gas distribution                  $441,658    $429,905
 Oil and gas activities                     648,451     476,656
Eliminations and other                      (13,304)    (10,660)

   Total                                 $1,076,805    $895,901

8.  RECONCILIATION OF EARNINGS PER SHARE


(in thousands,              Three months ended        Three months ended
 except per share amounts)   December 31, 1998         December 31, 1997

                                        Per Share                  Per Share
                          Income  Shares  Amount   Income   Shares   Amount
Basic EPS                 $3,842  29,435  $ 0.13  $ 6,127   28,887   $ 0.21
Effect of Dilutive Securities
 Long-range performance
  shares                             115                       107
 Non-qualified stock
  options                            170                       173

Diluted  EPS             $ 3,842  29,720  $ 0.13   $ 6,127   29,167  $ 0.21


9.  ACQUISITION OF TOTAL MINATOME CORPORATION

On October 15, 1998, Energen Resources purchased the stock of the TOTAL Minatome Corporation (TOTAL), a Houston-based unit of TOTAL American Holding Inc. Immediately upon closing the transaction, Energen Resources sold a 31 percent undivided interest in TOTAL's assets to Westport Oil and Gas Company
Inc. Energen  Resources'  net  adjusted  price totaled
approximately  $135  million, including  the  assumption of certain
legal and financial obligations.   Energen Resources  gained  an
estimated 200 billion cubic feet equivalent of proved domestic oil and natural gas reserves. The acquisition was accounted for as a purchase and the results of operations since the acquisition date are included in the consolidated financial statements. A summary of net assets acquired is as follows:


      Oil and gas properties                     $  134,856
      Less liabilities assumed                      (10,611)
      Less cash acquired                               (429)
        Acquisition cost, net of cash acquired   $  123,816

Summarized below are the consolidated results of operations for the three months ended December 31, 1998 and 1997, on an unaudited pro forma basis, as if the TOTAL acquisition were made on October
1, 1997.   The  pro  forma  financial information is based on the
Company's consolidated results of operations for the three months ended December 31, 1998 and 1997, and on the data provided by TOTAL after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.


Three months ended December 31, (in thousands)     1998          1997

Operating revenues                              $113,968      $148,597
Net income                                      $  3,842      $  6,911
Basic Earnings Per Average Common Share         $   0.13      $   0.24
Diluted Earnings Per Average Common Share       $   0.13      $   0.24

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Energen's net income for the three months ended December 31, 1998, totaled $3.8 million ($0.13 per basic share) and compares to net income of $6.1 million ($0.21 per basic share) recorded in the same period last year. Energen
Resources Corporation, Energen's oil and gas subsidiary, realized net income of $1.0 million in the first fiscal quarter as compared with $3.8 million in the same period last year. Increased production-related income largely was offset by significantly lower realized oil prices and slightly lower realized gas prices. Also affecting income adversely were increased interest expense and exploration expense and decreased recognition of nonconventional fuels tax credits on an interim basis. Alagasco, Energen's natural gas utility, reported net income of $2.9 million in the current quarter. This $672,000 increase from the same period last year primarily reflects the utility's ability to earn within its allowed range of return on an increased level of equity representing investment in utility plant.

Natural Gas Distribution
Natural gas distribution revenues decreased $24.2 million for the quarter primarily due to decreased sales volumes resulting from weather which was significantly warmer than in the prior year as well as a decrease in charges recovered through the Gas Supply Adjustment (GSA) rider. Gas price fluctuations are passed through volumetrically to the customer via the Company's GSA rider. Weather that was 55 percent warmer than the same period last year contributed to a 40.3 percent decrease in residential sales volumes, a 12.8 percent decrease in commercial and industrial sales volumes, and a 47.2 percent decrease in cost of gas primarily due to reduced purchase volumes. The temperature adjustment provision allows customer bills for substantially all residential, small commercial and small industrial customers to be adjusted on a real-time basis so that temperature variances from normal do not affect Alagasco's operating margins for these customers.

Operations and maintenance expenses remained stable in the current year, as increases in advertising and bad debt expenses were offset by decreased general liability insurance expense.

A slight increase in depreciation expense primarily was due to normal growth of the utility's distribution system. Taxes other than income primarily reflect various state and local business taxes as well as payroll-related taxes. State and local business taxes are generally based on gross receipts and fluctuate accordingly.

As discussed more fully in Note 2, Alagasco is subject to regulation by the APSC. On October 7, 1996, the APSC issued an order extending the Company's current rate-setting mechanism through January 1, 2002. Under the terms of that extension, RSE will continue after January 1, 2002, unless, after notice to the Company and a hearing, the Commission votes to either modify or discontinue its operation.

Oil and Gas Activities
Revenues from oil and gas production activities rose 40.7 percent to $42.4 million for the three months ended December 31, 1998, primarily reflecting Energen Resources' current- and prior-year property acquisitions. Natural gas comprised 72 percent of Energen Resources' production for first fiscal quarter. Natural gas production increased 40.7 percent to 14.5 Bcf, and oil volumes more than tripled to 782 MBbl. In addition, Energen Resources' high BTU-content natural gas reserves in the San Juan Basin yielded 158 MBbl in natural gas liquids in the current quarter.

Offsetting the impact of higher production were realized natural gas prices that were slightly lower than in the same period last year and significantly lower realized oil prices. For the quarter, realized gas prices decreased 2.3 percent to $2.16 per Mcf while realized oil prices decreased 30.6 percent to $11.91 per barrel. Natural gas liquids sold for an average price of $7.17 per barrel for the quarter as compared to $9.38 per barrel in the prior period.

Energen Resources enters into derivative commodity instruments to hedge its exposure to the impact of price fluctuations on oil and
gas production.   Such instruments include regulated natural gas and
crude oil futures contracts traded on the New York Mercantile Exchange and over-the-counter swaps and basis hedges with major energy derivative product specialists. All hedge transactions are subject to the Company's risk management policy, approved by the  Board  of Directors, which does not permit speculative
positions.   At December 31,  1998, Energen  Resources  had entered
into contracts and swaps for 35.5 Bcf of its remaining estimated 1999 flowing gas production at an average contract price of $2.29 per Mcf and for 810 MBbl of its remaining estimated flowing oil production at an average contract price of $16.80 per barrel. Fiscal year 2000 contracts and swaps were in place for 4.5 Bcf of flowing gas production at an average contract price of $2.22 per Mcf and for 180 MBbl of flowing oil production at an average contract price of $17.31 per barrel. Realized prices are anticipated to be lower than hedged prices due to basis differences and other factors. To help mitigate this variance, the Company has hedged the basis difference on 0.9 Bcf of its remaining 1999 San Juan production.

O&M expense increased $8.6 million for the quarter primarily due to significant production growth and acquisition activity at
Energen  Resources.    Lease operating  expenses rose by $5.6
million for the quarter due to the acquisition of oil and gas properties. Exploration expense increased $1.3 million for the quarter due to the timing of exploratory efforts and drilling activity associated with certain properties.

Energen Resources' significantly higher production volumes generated the majority of the $5.0 million increase in depreciation, depletion and amortization for the quarter. The average depletion rate for the quarter decreased to $0.81 as compared to $0.87 for the same period last year, due primarily to trading certain offshore properties in the fourth quarter of fiscal 1998 for onshore properties which had lower depletion rates.

Energen Resources' expense for taxes other than income primarily reflects production-related taxes which were $1.2 million higher this quarter as a result of increased production.

Non-Operating Items
Interest expense for the Company increased $2.6 million in the quarter. Influencing the increase in interest expense for the current period is the $100 million of medium-term notes (MTNs) issued in February 1998 in connection with the growth at Energen Resources. The Company also significantly increased its average borrowings under its short-term credit facilities for the same purpose.

The Company's effective tax rates are lower than statutory federal tax rates primarily due to the recognition of nonconventional fuels tax credits and the amortization of investment tax credits. Nonconventional fuels tax credits are generated annually and expire effective December 31, 2002. They are expected to be recognized fully in the financial statements, and effective tax rates are expected to continue to remain lower than statutory federal rates. Income tax expense decreased in the current quarter due to lower consolidated pretax income, partially offset by decreased recognition of nonconventional fuels tax credits on an interim basis.


FINANCIAL POSITION AND LIQUIDITY

Cash flow from operations for the current quarter increased approximately $22 million compared to the same period in the prior year. Net income decreased during the period but was more than offset by increases in working capital items, which are highly influenced by throughput, oil and gas production volumes and timing of payments.

The Company invested $158.3 million through the three months ended December 31, 1998, primarily in the addition of property, plant
and  equipment.   Energen Resources  invested $147.9 million in
capital expenditures for the year-to-date related to the acquisition and development of oil and gas properties. In October 1998, Energen Resources acquired the stock of TOTAL Minatome Corporation (TOTAL) and, immediately upon closing, sold a 31 percent interest in TOTAL's assets to Westport Oil and Gas Company Inc. Energen Resources' net adjusted purchase price totaled approximately $135 million, including the assumption of certain legal and financial obligations. Energen Resources gained an estimated 200 Bcfe of proved domestic oil and natural gas
reserves.   Utility  capital expenditures  totaled  $10.3  million
and represented primarily normal system distribution expansion and support facilities.

Cash provided by financing activities totaled $33.5 million for financing activities in the first quarter of fiscal 1999. For tax planning purposes, the Company borrowed $100.6 million in September 1998 to invest in short-term federal obligations.
The Treasuries matured in early October and the proceeds were used to repay the debt. Increased borrowings under Energen's short-term credit facilities were used to finance Energen Resources' acquisition strategy.

FUTURE CAPITAL RESOURCES AND LIQUIDITY

The Company plans to continue to implement its diversified growth strategy which calls for Energen Resources to invest approximately $1 billion in the acquisition and development of producing properties and in exploration and related development over the five-year period ending September 30, 2003. In fiscal year 1999, Energen Resources plans to spend approximately $200 million, including an approximate $135 million net adjusted purchase price for the TOTAL property acquisition and $65 million for development of current- and prior-year property acquisitions. Energen Resources' continued ability to invest in property acquisitions will be influenced significantly by industry trends as the producing property acquisition market has historically been cyclical. From time to time, Energen Resources also may be engaged in negotiations to sell, trade or otherwise dispose of previously acquired property.

To finance Energen Resources' investment program, the Company will continue to utilize its short-term credit facilities to supplement internally generated cash flow, with long-term debt and equity providing permanent financing. In December 1997, Energen filed a $400 million shelf registration for debt and common stock. Under that registration, Energen issued $100 million of Series B
MTNs in February 1998, the proceeds from which were used to repay short-term debt. During 1998, Energen increased its available short-term credit facilities to $228 million to accommodate its growth plans. Energen may issue common equity near the end of fiscal year 1999 to assist in financing current-year investing activity.

Utility capital expenditures for normal distribution system renewals and expansion plus support facilities could approximate $50 million in fiscal 1999. Alagasco also will maintain an investment in storage working gas which is expected to average approximately $22 million in 1999. The utility anticipates funding these capital requirements through internally generated capital and the utilization of short-term credit facilities. The Company closed on a sale and leaseback of its new headquarters building in January 1999; the proceeds approximated the investment in the facility.

Year 2000 Readiness
Year  2000  issues  result from computer applications that  use only two-digit representations to refer to a year. Many computer applications could fail or create erroneous results if Year 2000 issues are not properly addressed. Energen has evaluated and continues to evaluate its computer software and hardware to assess the need for modifications for the Year 2000. Over the past three years, the Company has made a substantial investment in software and computer infrastructure and non-information technology systems that either comply with Year 2000
requirements or can be upgraded.   A  full-time  senior
management-level position was established and a primary contractor was selected in 1996 to address the Year 2000 issue. The plan of work established involves the following phases: inventory, assessment, testing, certification and change control. A number of inventory reviews have been completed and will continue to be updated in the future. Tools to test, age and evaluate data software and hardware have been purchased and installed and are being utilized for Year 2000 compliance. Test plans for items identified as critical systems either are being deployed or currently developed. Testing and remediating high priority systems and devices are scheduled for completion by September 30, 1999.

A third-party assessment of Year 2000 readiness was conducted by an outside entity for both information technology and non-information technology systems as of December 1, 1998, and indicated that mission-critical functions including the flow of gas into homes and commercial accounts are not likely to be impacted by the Year 2000 changeover. In response to the independent assessment, several program changes have been implemented or are in the process of implementation. A steering committee of the Company's executive management has and will continue to review the millennium project progress on a regular basis. With respect to material third-party relationships, the Company, in addition to responding to questions concerning Year 2000 issues from customers and regulators, is requesting information from certain vendors and partners designed to determine their ability to continue uninterrupted supply of materials or services to the Company. This process is scheduled for completion during the third fiscal quarter of 1999.

As of December 31, 1998, the Company has incurred approximately $755,000 of Year 2000 related costs to date which are being expensed as incurred. The Company's Year 2000 remediation is expected to be completed by the end of calendar year 1999 with an estimated total cost of $2.3 million.

The Company is developing and implementing Year 2000 readiness procedures to minimize the risks identified to date, including what it believes are worst case scenarios of reduced gas deliverability into the Alagasco distribution system, production failures on Energen Resources properties, or failures of gathering and pipeline systems to accept Energen Resources production. Specific Year 2000 contingency plans are scheduled to be incorporated
into  the   previously established  Energen  Business  Resumption
Plan during fiscal year 1999. The Company's contingency plan identifies alternate recovery locations, contact lists, and other equipment, as well as special resource requirements.

The Company's goal is that Year 2000 issues will be addressed on a schedule and in a manner that will prevent such issues from having a material effect on the Company's results of operations, liquidity or financial condition. While the Company has and will be pursuing Year 2000 compliance, there can be no assurance that the Company and its vendors will be successful in identifying and addressing all material Year 2000 issues.

Forward-Looking Statements and Risks
Certain statements in this report, including statements of future plans, objectives and expected performance of the Company and its subsidiaries, are forward-looking statements that are dependent on certain events, risks and uncertainties that may be outside the Company's control which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, economic and competitive conditions, inflation rates, legislative and regulatory changes, financial market conditions, future business decisions, Year 2000 issues, and other uncertainties, all of which are difficult to predict. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserves and production estimates. In the event Energen Resources is unable to invest fully its planned acquisition, development and exploratory expenditures, future operating revenues, production and proved reserves could be negatively affected. The drilling of development and exploratory wells can involve significant risk including that related to timing, success rates and cost overruns. These risks can be impacted by lease and rig availability, complex geology and other factors. Results of operations and  cash  flows also could be affected by future oil and gas
prices.   Although Energen  Resources  makes  use of futures, swaps
and fixed price contracts to mitigate risk, fluctuations in oil and gas prices may affect the Company's financial position and results of operations.

OTHER

Recent Pronouncements of the FASB
The FASB issued SFAS No. 130, Reporting Comprehensive Income, in June 1997, which requires the reporting and display of comprehensive income and its components in an entity's financial statements. There currently are no differences  between  the  Company's net income and  comprehensive
income.   In February  1998,  the  FASB  issued SFAS No. 132,
Employers' Disclosures about Pensions and Other Postretirement Benefits, which revises employers' disclosures about pension and
other  postretirement benefit  plans.   This  pronouncement relates
solely to disclosure provisions, and therefore will have no effect on the results of operations or financial position of the Company. The Company is required to adopt these statements in fiscal year 1999.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments. The Company is required to adopt this statement in fiscal year 2000. The impact of this pronouncement on the Company currently is being evaluated.

SELECTED BUSINESS SEGMENT DATA
ENERGEN CORPORATION
(Unaudited)

Three months ended December 31,
(dollars in thousand,
 except sales price data)                   1998        1997

Natural Gas Distribution
Operating revenues
 Residential                               $45,347     $62,377
 Commercial and industrial - small          16,653      23,494
 Transportation                              8,553       9,357
 Other                                       1,004         527

   Total                                   $71,557     $95,755
Gas delivery volumes (MMcf)
 Residential                                 4,679       7,833
 Commercial and industrial - small           2,416       3,456
 Transportation                             14,880      16,374

   Total                                    21,975      27,663

Other data
 Depreciation and amortization             $ 6,588     $ 6,197
 Capital expenditures                      $10,307     $ 8,314
 Operating income                          $ 7,082     $ 5,902

Oil and Gas Activities
Operating revenues
 Natural gas                               $31,377     $22,789
 Oil                                         9,306       4,445
 Natural gas liquids                         1,136       1,649
 Other                                         592       1,250

   Total                                   $42,411     $30,133
Sales volume
 Natural gas (MMcf)                         14,493      10,304
 Oil (MBbl)                                    782         259
 Natural gas liquids (MBbl)                    158         176
Average sales price
 Natural gas (MMcf)                        $  2.16     $  2.21
 Oil (barrel)                              $ 11.91     $ 17.15
 Natural gas liquids (barrel)              $  7.17     $  9.38
Other data
 Depreciation, depletion and
  amortization                             $16,616     $11,639
 Capital expenditures                     $147,990     $60,359
 Exploration expenditures                  $ 1,376     $   123
 Operating income                          $ 6,196     $ 7,541

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Energen Resources' major market risk exposure is in the pricing applicable to its oil and gas production. Historically, prices received for oil and gas production have been volatile because of seasonal weather patterns, world and national supply and demand factors and general economic conditions. Crude oil prices are also affected by quality differentials, by worldwide political developments and by actions of the Organization of
Petroleum   Exporting Countries.   Basis differentials, like the
underlying commodity prices, can be volatile because of regional supply and demand factors, including seasonal factors and the availability and price of transportation to consuming areas.

Energen Resources enters into derivative commodity instruments to hedge its exposure to the impact of price fluctuations on oil and gas production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange and over-the-counter swaps and basis hedges with major energy derivative product specialists. All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. These transactions are accounted for under the hedge method of accounting. Under this method, any unrealized gains and losses are recorded as a current receivable/payable and a deferred
gain/loss.   Realized  gains  and  losses  are  deferred  as
current liabilities or assets until the revenues from the related hedged volumes are recognized in the income statement. Cash flows from derivative instruments are recognized as incurred through
changes in working capital.   The  Company  had deferred  gains  of
$18.8 million and $0.6 million on the balance sheet at December 31, 1998, and September 30, 1998, respectively.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. At the annual meeting of shareholders held on January 27, 1999, the Energen shareholders elected the following Directors to serve for three year terms expiring in 2002:

          Director            Votes cast for      Votes withheld
    J. Mason Davis, Jr.         24,509,924           194,028
    James S. M. French          24,529,563           174,389
    Wallace L. Luthy            24,520,735           183,217


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.      Exhibits

  27.1 Financial data schedule of Energen Corporation (for SEC purposes only)

  27.2 Financial data schedule of Alabama Gas Corporation (for SEC purposes only)

b. Reports on Form 8-K

  (1) Form 8-K dated October 15, 1998, reporting Energen Resources' acquisition of TOTAL Minatome Corporation.

  (2) Form 8-KA dated October 15, 1998, reporting supplementary financial information related to Energen Resources' acquisition of TOTAL Minatome Corporation.

                             SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ENERGEN CORPORATION
                                         ALABAMA GAS CORPORATION


     February 11, 1999                   By   /s/ Wm. Michael Warren, Jr.
                                         Wm. Michael Warren, Jr.
                                         Chairman, President and
                                         Chief Executive Officer of
                                         Energen, Chairman and Chief
                                         Executive Officer of
                                         Alabama Gas Corporation


     February 11, 1999                   By   /s/ G. C. Ketcham
                                         G. C. Ketcham
                                         Executive Vice President,
                                         Chief Financial Officer and
                                         Treasurer of Energen and
                                         Alabama Gas Corporation



     February 11, 1999                   By   /s/ Grace B. Carr
                                         Grace B. Carr
                                         Controller of Energen



     February 11, 1999                   By   /s/ Paula H. Rushing
                                         Paula H. Rushing
                                         Vice President-Finance of
                                         Alabama Gas Corporation