Form 10-Q
period 1999-03-31
ENERGEN CORP; ALABAMA GAS CORP
filed 1999-05-17
CIK 277595, 3146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1999

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

Indicate by a check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES X NO ____

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of May 12, 1999:


     Energen Corporation,     $0.01 par value     29,714,856 shares
     Alabama Gas Corporation, $0.01 par value      1,972,052 shares


                ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                                             Page

                    PART I: FINANCIAL INFORMATION (Unaudited)


Item 1.                         Financial Statements

          (a)  Consolidated Statements of Income of
                Energen Corporation                            3

          (b)  Consolidated Balance Sheets of
                Energen Corporation                            4

          (c)  Consolidated Statements of Cash Flows
                of Energen Corporation                         6

          (d)  Statements of Income of Alabama
                Gas Corporation                                7

          (e)  Balance Sheets of Alabama Gas Corporation       8

          (e)  Statements of Cash Flows of
                Alabama Gas Corporation                       10

          (g)  Notes to Unaudited Financial Statements        11

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations            15

          Selected Business Segment Data of
               Energen Corporation                            20

Item 3.   Quantitative and Qualitative Disclosures
               about Market Risk                              21


                           PART II: OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of
               Security Holders                               22

Item 6.   Exhibits and Reports on Form 8-K                    22

SIGNATURES                                                    23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
ENERGEN CORPORATION
(Unaudited)
                           Three months ended   Six months ended
(in thousands,                 March 31,           March 31,
 except share data)          1999     1998       1999     1998


Operating Revenues
Natural gas distribution  $144,692 $161,747    $216,249 $257,502
Oil and gas production
 activities                 43,698   36,226      86,109   66,359

   Total operating
    revenues               188,390  197,973     302,358  323,861

Operating Expenses
Cost of gas                 59,915   80,299      86,578  131,046
Operations and
 maintenance                42,611   35,765      85,458   70,047
Depreciation, depletion
 and amortization           22,443   24,316      45,647   42,152
Taxes, other than
 income taxes               12,642   13,167      20,935   23,048

   Total operating
    expenses               137,611  153,547     238,618  266,293

Operating Income            50,779   44,426      63,740   57,568

Other Income (Expense)
Interest expense            (9,330)  (7,666)    (19,205) (14,901)
Other, net                      36      507         514    1,325

   Total other expense      (9,294)  (7,159)    (18,691) (13,576)

Income Before Income
 Taxes                      41,485   37,267      45,049   43,992
Income tax benefit            (884)  (3,025)     (1,162)  (2,427)

Net Income                 $42,369  $40,292     $46,211  $46,419

Basic Earnings Per Avg.
 Common Share               $ 1.43   $ 1.39     $  1.57  $  1.60

Diluted Earnings Per Avg.
 Common Share               $ 1.42   $ 1.37     $  1.55  $  1.59


Dividends Per Common Share  $ 0.16   $0.155     $  0.32   $ 0.31

Basic Avg. Common Shares
 Outstanding                29,589   29,027      29,511   28,956


The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
ENERGEN CORPORATION

                                   March 31, 1999 September 30, 1998
(in thousands)                       (unaudited)

ASSETS
Current Assets
Cash and cash equivalents            $ 10,963         $103,231
Accounts receivable,
 net of allowance for doubtful
 accounts of $3,546 at
 March 31, 1999, and
 $3,547 at September 30, 1998          89,452           64,173
Inventories, at average cost
 Storage gas                           15,701           21,237
 Materials and supplies                 7,802            8,670
 Liquified natural gas
  in storage                            3,117            3,381
Deferred gas cost                       4,933            1,774
Deferred income taxes                  14,004           12,569
Prepayments and other                   6,295            3,418

   Total current assets               152,267          218,453

Property, Plant and Equipment
Oil and gas properties,
  successful efforts method           680,560          516,040
Less accumulated depreciation,
  depletion and amortization          125,853           88,306

 Oil and gas properties, net          554,707          427,734

Utility plant                         625,150          632,165
Less accumulated depreciation         320,980          307,488

 Utility plant, net                   304,170          324,677

Other property, net                     3,546            3,933

   Total property, plant
    and equipment, net                862,423          756,344

Other Assets
Deferred income taxes                  20,693           10,942
Deferred charges and other              7,443            7,716


   Total other assets                  28,136           18,658

TOTAL ASSETS                       $1,042,826         $993,455


The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
ENERGEN CORPORATION


(in thousands,                     March 31, 1999 September 30, 1998
 except share data)                 (unaudited)

CAPITAL AND LIABILITIES
Current Liabilities
Long-term debt due
 within one year                      $  1,955          $ 7,209
Notes payable to banks                 150,000          153,000
Accounts payable                        31,060           33,533
Accrued taxes                           23,825           21,255
Customers' deposits                     17,582           16,344
Amounts due customers                   10,143           12,070
Accrued wages and benefits              17,328           15,299
Other                                   39,043           25,531

   Total current liabilities           290,936          284,241

Deferred Credits and
 other Liabilities
Other                                    8,319            7,183

   Total deferred credits
    and other liabilities                8,319            7,183

Commitments and Contingencies               --               --

Capitalization
Preferred stock, cumulative
 $0.01 par value, 5,000,000
 shares authorized                          --               --
Common shareholders' equity
 Common stock, $0.01 par value;
   75,000,000 shares authorized,
   29,682,387 shares outstanding
   at March 31, 1999, and
   29,326,597 shares outstanding
   at September 30, 1998                  297               293
 Premium on capital stock             201,892           195,874
 Capital surplus                        2,802             2,802
 Retained earnings                    167,048           130,280
Deferred compensation plan                743               873
Treasury stock, at cost
 (69,270 shares at March 31, 1999,
 and 49,096 shares at
 September 30, 1998)                   (1,031)             (873)

   Total common shareholders' equity  371,751           329,249
Long-term debt                        371,820           372,782

   Total capitalization               743,571           702,031

TOTAL CAPITAL AND LIABILITIES      $1,042,826         $ 993,455

The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
ENERGEN CORPORATION
(Unaudited)

Six months ended March 31,
 (in thousands)                          1999             1998

Operating Activities
Net income                                 $46,211      $46,419
Adjustments to reconcile net
   income to net cash
   provided by (used in)
   operating activities:
 Depreciation, depletion
  and amortization                          45,647       42,152
 Deferred income taxes, net                (11,450)     (15,231)
 Deferred investment tax
  credits, net                                (224)        (234)
 Net change in:
   Accounts receivable                     (22,948)     (13,392)
   Inventories                               6,668        8,269
   Deferred gas cost                        (3,159)      (5,719)
   Accounts payable - gas purchases          4,907        4,380
   Accounts payable - trade                 (7,380)      (4,467)
   Other current assets
    and liabilities                         14,141       10,792
 Other, net                                   (388)          62

   Net cash provided by
    operating activities                    72,025       73,031

Investing Activities
Additions to property,
 plant and equipment                        (54,563)   (110,612)
Acquisition, net of
 cash acquired                             (123,816)         --
Proceeds from sale of assets                 27,000          --
Other, net                                       14       2,207

   Net cash used in
    investing activities                   (151,365)   (108,405)


Financing Activities
Payment of dividends
 on common stock                             (9,442)     (8,980)
Issuance of common stock                      6,021       5,481
Purchase of treasury stock                     (288)         --
Reduction of long-term debt                  (6,219)       (870)
Proceeds from issuance
 of long-term debt                               --      98,541
Payment of note payable issued to
 purchase U.S. Treasury securities         (100,571)    (98,636)
Net change in short-term debt                97,571     (57,364)
Net cash used in
    financing activities                    (12,928)    (61,828)

Net change in cash and
 cash equivalents                           (92,268)    (97,202)
Cash and cash equivalents
 at beginning of period                     103,231     105,402

Cash and Cash Equivalents
 at End of Period                           $10,963     $ 8,200


The accompanying Notes are an integral part of these financial statements.

STATEMENTS OF INCOME
ALABAMA GAS CORPORATION
(Unaudited)


                           Three months ended   Six months ended
                               March 31,           March 31,
(in thousands)                1999     1998      1999     1998


Operating Revenues          $144,692 $161,747   $216,249 $257,502


Operating Expenses
Cost of gas                   60,412   80,774     87,558  132,178
Operations and
 maintenance                  24,808   23,493     49,803   48,494
Depreciation                   6,605    6,232     13,193   12,429
Income taxes
 Current                      17,371   18,874     18,393   21,022
 Deferred, net                (2,564)  (4,820)    (1,971)  (5,747)
 Deferred investment
  tax credits, net              (112)    (117)      (224)    (234)
Taxes, other than
 income taxes                 10,014   10,918     15,760   18,170


  Total operating
   expenses                  116,534  135,354    182,512  226,312


Operating Income              28,158   26,393     33,737   31,190


Other Income (Expense)
Allowance for funds
 used during construction        102       99        168      184
Other, net                      (386)     168       (483)     247

  Total other income
   (expense)                    (284)     267       (315)     431


Interest Charges
Interest on
 long-term debt                2,143    2,211      4,342    4,422
Other interest expense           533      503      1,027    1,071


  Total interest
   charges                     2,676    2,714      5,369    5,493

Net Income                   $25,198  $23,946    $28,053  $26,128


The accompanying Notes are an integral part of these financial  statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION


                                   March 31, 1999 September 30, 1998
(in thousands)                      (unaudited)


ASSETS
Property, Plant and Equipment
Utility plant                         $625,150         $632,165
Less accumulated depreciation          320,980          307,488

 Utility plant, net                    304,170          324,677

Other property, net                        309              318

Current Assets
Cash and cash equivalents                5,939            1,222
Accounts receivable
 Gas                                    48,642           32,191
 Merchandise                             1,967            2,362
 Other                                  19,480            1,621
 Allowance for doubtful accounts        (3,482)          (3,482)
Inventories, at average cost
 Storage gas                            15,701           21,237
 Materials and supplies                  5,476            5,533
 Liquified natural
  gas in storage                         3,117            3,381
Deferred gas cost                        4,933            1,774
Deferred income taxes                   11,354           10,470
Prepayments and other                    4,568            2,112

   Total current assets                117,695           78,421

Deferred Charges and
 Other Assets                            4,275            4,733

TOTAL ASSETS                          $426,449         $408,149



The accompanying Notes are an integral part of these financial statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION


(in thousands,                     March 31, 1999 September 30, 1998
 except share data)                 (unaudited)

CAPITAL AND LIABILITIES
Capitalization
Common shareholder's equity
 Common stock, $0.01 par value;
   3,000,000 shares
   authorized, 1,972,052
   shares outstanding at
   March 31, 1999, and
   September 30, 1998                $     20          $    20
 Premium on capital stock              31,682           31,682
 Capital surplus                        2,802            2,802
 Retained earnings                    148,257          120,205

   Total common shareholder's
    equity                            182,761          154,709
Cumulative preferred stock,
 $0.01 par value, 120,000 shares
 authorized, issuable in series-
 $4.70 Series                              --               --
Long-term debt                        119,650          119,650

   Total capitalization               302,411          274,359

Current Liabilities
Long-term debt due
 within one year                            --           5,350
Notes payable to banks                      --          15,000
Accounts payable
 Trade                                  24,644          23,217
 Affiliated companies                       --           2,738
Accrued taxes                           28,737          19,428
Customers' deposits                     17,582          16,344
Other amounts due customers             10,143          12,070
Accrued wages and benefits               8,600           4,217
Other                                   12,278          11,915

   Total current liabilities           101,984         110,279

Deferred Credits and
 Other Liabilities
Deferred income taxes                   16,313          17,136
Accumulated deferred
 investment tax credits                  2,437           2,661
Regulatory liability                     2,516           2,910
Customer advances for
 construction and other                    788             804

   Total deferred credits
    and other liabilities               22,054          23,511

Commitments and Contingencies               --              --

TOTAL CAPITAL AND
 LIABILITIES                          $426,449        $408,149


The accompanying Notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
ALABAMA GAS CORPORATION
(Unaudited)

Six months ended March 31,
 (in thousands)                             1999         1998

Operating Activities
Net income                                $ 28,053      $26,128
Adjustments to reconcile
   net income to net cash
   provided by (used in)
   operating activities:
 Depreciation and amortization              13,193       12,429
 Deferred income taxes, net                 (1,971)      (5,747)
 Deferred investment tax credits              (224)        (234)
 Net change in:
   Accounts receivable                     (15,989)     (17,567)
   Inventories                               5,857        8,244
   Deferred gas cost                        (3,159)      (5,719)
   Accounts payable -
    gas purchases                            4,907        4,380
   Accounts payable -
    other trade                             (3,480)        (815)
   Other current assets
    and liabilities                         11,158       15,407
 Other, net                                   (104)         930

   Net cash provided by
    operating activities                    38,241       37,436

Investing Activities
Additions to property,
 plant and equipment                       (19,632)     (23,455)
Net advances to affiliates                 (20,664)      (6,776)
Proceeds from sale of assets                27,000           --
Other, net                                     122          330

   Net cash used in
    investing activities                   (13,174)     (29,901)

Financing Activities
Payment of dividends
 on common stock                                --       (3,680)
Net change in short-term debt              (20,350)       1,000

   Net cash used in
    financing activities                   (20,350)      (2,680)

Net change in cash and
 cash equivalents                            4,717        4,855
Cash and cash equivalents
 at beginning of period                      1,222        2,580

Cash and Cash Equivalents
 at End of Period                         $  5,939      $ 7,435


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

Under RSE as extended, the APSC conducts quarterly reviews to determine, based on Alagasco's projections and fiscal year-to-date performance, whether Alagasco's return on average equity for the fiscal year will be within the allowed range of 13.15 percent to 13.65 percent. Reductions in rates can be made quarterly to bring the projected return within the allowed range; however, increases are allowed only once each fiscal year, effective December 1, and cannot exceed 4 percent of prior-year revenues. RSE limits the utility's equity upon which a return is permitted to 60 percent of total capitalization, as measured as of the fiscal year end, and provides for certain cost control measures designed to monitor Alagasco's operations and maintenance (O&M) expense. If the change in O&M expense per customer falls within 1.25 percentage points above or below the Consumer Price Index For All Urban Customers (index range), no adjustment is required. If, however, the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. Under RSE as extended, a $6.6 million annual increase in revenue became effective December 1, 1998, an $11.8 million annual increase in revenue became effective December 1, 1997, and a $2.5 million annual decrease in revenue became effective July 1, 1998.

Alagasco calculates a temperature adjustment to customers' bills to remove the effect of departures from normal temperatures on earnings The calculation is performed monthly, and the adjustments to customers' bills are made in the same billing cycle in which the weather variation occurs. Substantially all the customers to whom the temperature adjustment applies are residential, small commercial and small industrial. Alagasco's rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply.

The APSC approved an Enhanced Stability Reserve (ESR), beginning fiscal year 1998, to which Alagasco may charge the full amount of: (1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one or a combination of two such events results in more than $200,000 of additional O&M expense during a fiscal year or (2) individual industrial and commercial customer revenue losses that exceed $250,000 during the fiscal year, if such losses cause Alagasco's return on equity to fall below
13.15 percent. The APSC approved the reserve on October 6, 1998, in the amount of $3.9 million; the maximum approved funding level of the ESR is $4 million. The APSC provides for accretions to the ESR in an amount of no more than $40,000 monthly following a year in which a charge against the ESR is made until the maximum funding level is achieved. The APSC will re-evaluate the operation of the ESR following the conclusion of Alagasco's fiscal year 2000.

In accordance with APSC-directed regulatory accounting procedures, Alagasco in 1989 began returning to customers excess utility deferred taxes which resulted from a reduction in the federal statutory tax rate from 46 percent to 34 percent using the average rate assumption method. This method provides for the return to ratepayers of excess deferred taxes over the lives of the related assets. In 1993 those excess taxes were reduced as a result of a federal tax rate increase from 34 percent to 35 percent. Remaining excess utility deferred taxes of $1.8 million are being returned to ratepayers over approximately 12 years. At March 31, 1999, and September 30, 1998, a regulatory liability related to income taxes of $2.5 million and $2.9 million, respectively, was included in the consolidated financial statements.

As of November 1, 1998, Alagasco offered a Voluntary Early Retirement Program to certain eligible employees. At March 31, 1999, a regulatory asset of $3.0 million for costs associated with this early retirement program is included in the consolidated financial statements. The APSC has allowed these costs to be amortized over a three-year period.

3.  DERIVATIVE COMMODITY INSTRUMENTS

Energen Resources periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on oil and gas production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange and over-the-counter swaps and basis hedges with major energy derivative product specialists. These transactions are accounted for under the hedge method of accounting. Under this method, any unrealized gains and losses are recorded as a current receivable/payable and a deferred gain/loss. Realized gains and losses are deferred as current liabilities or assets until the revenues from the related hedged volumes are recognized in the income statement. Cash flows from derivative instruments are recognized as incurred through changes in working capital. The Company had deferred gains of $3.0 million and $0.6 million on the balance sheet at March 31, 1999, and September 30, 1998, respectively.

At  March  31, 1999, Energen Resources had entered into contracts and swaps  for
23.5 Bcf of its remaining estimated 1999 flowing gas production at an average contract price of $2.18 per Mcf and for 1,180 MBbl of its remaining estimated flowing oil production at an average contract price of $14.66 per barrel. Fiscal year 2000 contracts and swaps were in place for 4.5 Bcf of flowing gas production at an average contract price of $2.22 per Mcf and for 180 MBbl of flowing oil production at an average contract price of $17.31 per barrel. Realized prices are anticipated to be lower than hedged prices due to basis differences and other factors. To help mitigate this variance, the Company has hedged the basis difference on 5.4 Bcf of its remaining 1999 San Juan Basin production. Subsequent to March 31, 1999, Energen Resources entered into additional contracts and swaps for fiscal year 2000 resulting in a total of 34 Bcf of flowing gas production hedged at an average contract price of $2.38 per Mcf and 860 MBbl of flowing oil production at an average contract price of $16.74 per barrel.

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

4.  ACCOUNTING FOR LONG-LIVED ASSETS

SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flow of the asset. The Statement also provides that all long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value. Accordingly, during the second fiscal quarter of 1998, Energen Resources recorded a pre-tax writedown of $4.7 million as additional depreciation, depletion and amortization expense on certain oil and gas properties, adjusting the carrying amount of the properties to their fair value based upon expected future discounted cash flows. This writedown primarily reflected the impact of declined crude oil prices.

5.  RECENT PRONOUNCEMENTS OF THE FASB

The FASB issued SFAS No. 130, Reporting Comprehensive Income, in June 1997, which requires the reporting and display of comprehensive income and its components in an entity's financial statements. There currently are no differences between the Company's net income and comprehensive income. In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which revises employers' disclosures about pension and other postretirement benefit plans. As this pronouncement relates solely to disclosure provisions, there will be no effect on the results of operations or financial position of the Company. The Company is required to adopt these statements in fiscal year 1999.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments. The Company is required to adopt this statement in fiscal year 2000. The impact of this pronouncement on the Company currently is being evaluated.

6.  ACQUISITION OF TOTAL MINATOME CORPORATION

On October 15, 1998, Energen Resources purchased the stock of the TOTAL Minatome Corporation (TOTAL), a Houston-based unit of TOTAL American Holding Inc. Immediately upon closing the transaction, Energen Resources sold a 31 percent undivided interest in TOTAL's net assets to Westport Oil and Gas Company Inc. Energen Resources' net adjusted price totaled approximately $134 million, including the assumption of certain legal and financial obligations. Energen Resources gained an estimated 200 Bcf equivalent of proved domestic oil and natural gas reserves. The acquisition was accounted for as a purchase, and the results of operations since the acquisition date are included in the consolidated financial statements. A summary of net assets acquired is as follows:

                                       (in thousands)
      Oil and gas properties              $  134,110
      Less liabilities assumed                (9,865)
      Less cash acquired                        (429)
       Acquisition cost,
         net of cash acquired             $  123,816

Summarized below are the consolidated results of operations for the six months ended March 31, 1999 and 1998, on an unaudited pro forma basis, as if the TOTAL acquisition had been made on October 1, 1997. The pro forma financial information is based on the Company's consolidated results of operations for the six months ended March 31, 1999 and 1998, and on data provided by TOTAL after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.


Six months ended March 31,
 (in thousands) (unaudited)                   1999       1998


Operating revenues                          $302,358    $365,229
Net income                                  $ 46,211    $ 48,053
Basic Earnings Per
 Average Common Share                       $   1.57     $  1.66
Diluted Earnings Per
 Average Common Share                       $   1.55     $  1.64


7.  RECONCILIATION OF EARNINGS PER SHARE

(in thousands,              Three months ended          Three months ended
 except per share amounts)    March 31, 1999               March 31, 1998


                                          Per Share                 Per Share
                         Income   Shares    Amount  Income  Shares   Amount

Basic EPS               $42,369   29,589   $1.43    $40,292  29,027   $1.39
Effect of Dilutive
 Securities
 Long-range performance
  shares                             150                        121
 Non-qualified stock
  options                            131                        212

Diluted EPS             $42,369   29,870   $1.42    $40,292  29,360  $1.37

(in thousands,              Six months ended            Six months ended
 except per share amounts)  March 31, 1999                March 31, 1998

                                        Per Share                    Per Share
                         Income  Shares  Amount       Income  Shares   Amount

Basic EPS                $46,211  29,511  $1.57       $46,419  28,956   $1.60
Effect of Dilutive
 Securities
 Long-range performance
  shares                             155                          115
 Non-qualified
  stock options                      144                          191

Diluted  EPS             $46,211  29,810  $1.55       $46,419  29,262   $1.59

8.  SEGMENT INFORMATION

Effective September 30, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company is principally engaged in two business segments: the purchase, distribution and sale of natural gas in central and north Alabama (natural gas distribution) and the acquisition, development, exploration and production of oil and gas in the continental United States (oil and gas activities).


                           Three months ended   Six months ended
                               March 31,           March 31,
 (in thousands)               1999     1998      1999       1998

Operating revenues
 Natural gas distribution   $144,692 $161,747   $216,249   $257,502
 Oil and gas activities       43,698   36,226     86,109     66,359

   Total                    $188,390 $197,973   $302,358   $323,861

Operating income (loss)
 Natural gas distribution   $ 42,853 $ 40,330   $ 49,935   $ 46,231
 Oil and gas activities        7,875    4,343     14,071     11,884
 Eliminations
  and corporate expenses          51     (247)      (266)      (547)

   Total                    $ 50,779 $ 44,426   $ 63,740   $ 57,568

Identifiable assets
 Natural gas distribution    $426,449 $426,946  $426,449   $426,946
 Oil and gas activities       642,466  501,480   642,466    501,480
 Eliminations and other       (26,089) (13,861)  (26,089)   (13,861)

   Total                   $1,042,826 $914,565 $1,042,826  $914,565

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Energen's net income for the three months ended March 31, 1999, totaled $42.4 million ($1.42 per diluted share) and compared favorably to net income of $40.3 million ($1.37 per diluted share) recorded in the same period last year. Energen Resources Corporation, Energen's oil and gas subsidiary, realized net income of $16.9 million in the second fiscal quarter as compared with $16.4 million in the same period last year. Increased production-related income largely was offset by significantly lower realized oil and natural gas liquids prices and moderately lower realized gas prices. Adversely affecting income were increased interest expense as well as increased administrative expense associated with the first quarter acquisition of TOTAL Minatome Corporation (TOTAL). In the prior-year period, Energen Resources recorded a $3.0 million after-tax writedown on certain oil and gas properties. Alagasco, Energen's natural gas utility, reported net income of $25.2 million in the current quarter; this $1.25 million increase from the same period last year primarily reflects the utility's ability to earn within its allowed range of return on an increased level of equity representing investment in utility plant.

For the 1999 fiscal year-to-date, Energen's net income totaled $46.2 million ($1.55 per diluted share) compared with $46.4 million ($1.59 per diluted share) for the same period in the prior year. Energen Resources' net income totaled $17.9 million as compared with $20.2 million for the first six months of fiscal 1998. Alagasco's earnings increased $1.9 million to $28.1 million. Major factors contributing to Energen Resources' and Alagasco's financial results were the same as those for the second fiscal quarter.

Natural Gas Distribution
Natural gas distribution revenues decreased $17.1 million in a quarter-to-quarter comparison and $41.3 million on a year-to-date basis. This primarily was due to decreased sales volumes resulting from weather which was significantly warmer than in the prior periods as well as decreased gas prices. Alagasco's rate schedules for natural gas distribution charges contain a Gas Supply Adjustment rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply. For the quarter, weather that was 16.5 percent warmer than the same period last year contributed to a 15.6 percent decrease in residential sales volumes and a 5.2 percent decrease in commercial and industrial sales volumes. For the year-to-date, weather that was
28.7 percent warmer than the same period last year contributed to a 23.7 percent decrease in residential sales volumes and an 8.8 percent decrease in commercial and industrial sales volumes. Decreased gas purchase volumes and prices also contributed to a 25.2 percent decrease in cost of gas for the quarter and a 33.8 percent decrease year-to-date. Alagasco calculates a temperature adjustment to certain customers' bills on a real-time basis to substantially remove the effect of departures from normal temperature on Alagasco's earnings. The customers to whom the temperature adjustment applies are primarily residential, small commercial and small industrial.

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

Operations and maintenance expense increased slightly in both the current quarter and year-to-date periods. Increases in labor and related costs, primarily due to a one-time, prior-year change in the salaried employee vacation policy, and increases due to Year 2000 related costs were substantially offset by decreased general liability insurance expense. The labor savings in the quarter and year-to-date comparisons from the Voluntary Early Retirement Program effective November 1, 1998, primarily were offset by the amortization of the costs associated with this program.

A slight increase in depreciation expense for the quarter and year-to-date comparisons primarily was due to normal growth of the utility's distribution system. Taxes other than income primarily reflect various state and local business taxes as well as payroll-related taxes. State and local business taxes are generally based on gross receipts and fluctuate accordingly.

Oil and Gas Activities
Revenues  from  oil  and gas production activities rose 20.6  percent  to  $43.7 million for the three months ended March 31, 1999, and 29.8 percent to $86.1 million for the year-to-date, primarily reflecting Energen Resources' current- and prior-year property acquisitions. Natural gas comprised approximately 71 percent of Energen Resources' production for both the current quarter and the year-to-date. In the second fiscal quarter, natural gas production increased
29.6 percent to 14.2 Bcf and oil volumes more than doubled to 853 MBbl. For the year-to-date, natural gas production increased 34.9 percent to 28.7 Bcf and oil volumes increased 163.5 percent to 1,634 MBbl. In addition, Energen Resources' high BTU-content natural gas reserves in the San Juan Basin yielded 130 MBbl and 288 MBbl in natural gas liquids in the current quarter and in the year-to-date, respectively.

The impact of higher production largely was offset by slightly lower realized natural gas prices and significantly lower realized oil prices than in the same periods last year. For the quarter, realized gas prices decreased 4.5 percent to $2.32 per Mcf. Realized oil prices decreased 36.4 percent to $10.43 per barrel. For the year-to-date, realized gas prices decreased 3.4 percent to $2.24 per Mcf, while realized oil prices decreased 33.4 percent to $11.13 per barrel. Natural gas liquids prices decreased 25 percent to an average price of $7.54 per barrel for the quarter and 24.6 percent to an average price of $7.34 per barrel for the year-to-date.

Energen Resources enters into derivative commodity instruments to hedge its exposure to the impact of price fluctuations on oil and gas production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange and over-the-counter swaps and basis hedges with major energy derivative product specialists. All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. At March 31, 1999, Energen Resources had entered into contracts and swaps for 23.5 Bcf of its remaining estimated 1999 flowing gas production at an average contract price of $2.18 per Mcf and for 1,180 MBbl of its remaining estimated flowing oil production at an average contract price of $14.66 per barrel. Fiscal year 2000 contracts and swaps were in place for 4.5 Bcf of flowing gas production at an average contract price of $2.22 per Mcf and for 180 MBbl of flowing oil production at an average contract price of $17.31 per barrel. Realized prices are anticipated to be lower than hedged prices due to basis differences and other factors. To help mitigate this variance, the Company has hedged the basis difference on 5.4 Bcf of its remaining 1999 San Juan Basin production.
Subsequent to March 31, 1999, Energen Resources entered into additional contracts and swaps for fiscal year 2000 resulting in a total of 34 Bcf of flowing gas production hedged at an average contract price of $2.38 per Mcf and 860 MBbl of flowing oil production at an average contract price of $16.74 per barrel.

O&M expense increased $5.8 million for the quarter and $14.4 million in the current year-to-date primarily due to significant production growth and acquisition activity at Energen Resources. Lease operating expenses rose by $5.3 million for the quarter and $10.9 million for the year-to-date due to the acquisition of oil and gas properties. Exploration expense decreased $0.7 million for the quarter but was higher by $0.6 million for the year-to-date primarily due to the timing of exploratory efforts and drilling activity associated with certain properties.

A $2.1 million decrease in depreciation, depletion and amortization (DD&A) for the quarter resulted primarily from a SFAS No. 121 pre-tax writedown of $4.7 million on certain oil and gas properties in the second quarter of the prior-year, partially offset by increases due to higher production volumes in the current quarter. For the year-to-date, Energen Resources' significantly higher production volumes more than offset the effect of the prior-year writedown resulting in a $2.9 million increase in DD&A. The average depletion rate for the quarter decreased to $0.78 as compared to $0.91, excluding the effect of the writedown, for the same period last year, due primarily to trading certain offshore properties in the fourth quarter of fiscal 1998 for onshore properties which had lower depletion rates. For the year-to-date, the average depletion rate was $0.79 as compared to $0.89 in the prior fiscal period.

Energen Resources' expense for taxes other than income taxes primarily reflects production-related taxes which were $0.5 million higher this quarter and $1.6 million for the year-to-date as a result of increased production.

Non-Operating Items
Interest expense for the Company increased $1.7 million in the quarter and $4.3 million year-to-date. Influencing the increase in interest expense for the current period is $100 million of medium-term notes (MTNs) issued in February 1998 in connection with the growth at Energen Resources. The Company also significantly increased its average borrowings under its short-term credit facilities for the same purpose.

The Company's effective tax rates are lower than statutory federal tax rates primarily due to the recognition of nonconventional fuels tax credits and the amortization of investment tax credits. Nonconventional fuels tax credits are generated annually on qualified production through December 31, 2002. These credits are expected to be recognized fully in the financial statements, and effective tax rates are expected to continue to remain lower than statutory federal rates through fiscal year 2003. Income tax expense increased in the current quarter and year-to-date as a result of higher consolidated pretax income and slightly decreased recognition of nonconventional fuels tax credits on an interim basis.

FINANCIAL POSITION AND LIQUIDITY

Cash flow from operations for the current year-to-date was $72 million and remained relatively stable compared to the same period in the prior year. Changes in working capital items, which are highly influenced by throughput, oil and gas production volumes and timing of payments offset each other in the current period.

The Company had a net investment of $151.4 million through the six months ended March 31, 1999, primarily in the addition of property, plant and equipment slightly offset by the proceeds from the sale and leaseback of the headquarters building. Energen Resources invested $158.7 million in capital expenditures year-to-date related to the acquisition and development of oil and gas properties. In October 1998, Energen Resources acquired the stock of TOTAL and, immediately upon closing, sold a 31 percent interest in TOTAL's net assets to Westport Oil and Gas Company Inc. Energen Resources' net adjusted purchase price totaled approximately $134 million, including the assumption of certain legal and financial obligations. Utility capital expenditures totaled $19.6 million and represented primarily normal system distribution expansion and support facilities.

The  Company  used $12.9 million for financing activities in the first  half  of fiscal 1999. For tax planning purposes, the Company borrowed $100.6 million in September 1998 to invest in short-term federal obligations. The Treasuries matured in early October 1998 and the proceeds were used to repay the debt. Increased borrowings under Energen's short-term credit facilities were used to finance Energen Resources' acquisition strategy.

FUTURE CAPITAL RESOURCES AND LIQUIDITY

The Company plans to continue to implement its diversified growth strategy which calls for Energen Resources to invest approximately $1 billion in the acquisition and development of producing properties and in exploration and related development over the five-year period ending September 30, 2003. In fiscal year 1999, Energen Resources plans to spend approximately $197 million, including an approximate $134 million net adjusted purchase price for the TOTAL property acquisition and $63 million for development of current- and prior-year property acquisitions. Energen Resources' continued ability to invest in property acquisitions will be influenced significantly by industry trends as the producing property acquisition market has historically been cyclical. From time to time, Energen Resources also may be engaged in negotiations to sell, trade or otherwise dispose of previously acquired property. For the current year, Energen Resources may divest of certain non-strategic properties.

To finance Energen Resources' investment program, the Company will continue to utilize its short-term credit facilities to supplement internally generated cash flow, with long-term debt and equity providing permanent financing. In December 1997, Energen filed a $400 million shelf registration for debt and common stock. Under that registration, Energen issued $100 million of Series B MTNs in February 1998, the proceeds from which were used to repay short-term debt. During this fiscal quarter, Energen increased its available short-term credit facilities to $249 million to accommodate its growth plans. Energen plans to issue common equity in fiscal year 2000 to assist in financing investing activity.

Utility capital expenditures for normal distribution system renewals and expansion plus support facilities could approximate $47 million in fiscal 1999. Alagasco also will maintain an investment in storage working gas which is expected to average approximately $21 million in 1999. The utility anticipates funding these capital requirements through internally generated capital and the utilization of short-term credit facilities. The Company completed the sale and leaseback of its new headquarters building in January 1999; the proceeds approximated the investment in the facility.

Year 2000 Readiness Disclosures
Year 2000 issues result from computer applications that use only two-digit representations to refer to a year. Many computer applications could fail or create erroneous results if Year 2000 issues are not properly addressed. Energen has evaluated and continues to evaluate its computer software and hardware to assess the need for modifications for the Year 2000. Over the past three years, the Company has made a substantial investment in software and computer infrastructure and non-information technology systems that either comply with Year 2000 requirements or can be upgraded. A full-time senior management-level position was established and a primary contractor was selected in 1996 to address the Year 2000 issue. The plan of work established involves the following phases: inventory, assessment, testing, certification and change control. A number of inventory reviews have been completed and will continue to be updated in the future. Tools to test, age and evaluate data software and hardware have been purchased and installed and are being utilized for Year 2000 compliance. Test plans for items identified as critical systems either are being deployed or currently developed. Testing and remediating high priority systems and devices are scheduled for completion by September 30, 1999.

A third-party assessment of Year 2000 readiness was conducted by an outside entity for both information technology and non-information technology systems as of December 1, 1998, and indicated that mission-critical functions including the flow of gas into homes and commercial accounts are not likely to be impacted by the Year 2000 changeover. In response to the independent assessment, several program changes have been implemented. A steering committee of the Company's executive management has and will continue to review the millennium project progress on a regular basis. With respect to material third-party relationships, the Company, in addition to responding to questions concerning Year 2000 issues from customers and regulators, is requesting information from certain vendors and partners designed to determine their ability to continue uninterrupted supply of materials or services to the Company. This process is scheduled for completion during the third fiscal quarter of 1999.

As of March 31, 1999, the Company has incurred approximately $1.1million of Year 2000 related costs to date, which are being expensed as incurred. The Company's Year 2000 remediation is expected to be completed by the end of calendar year 1999 with an estimated total cost of $2.3 million.

The Company is developing and implementing Year 2000 readiness procedures to minimize the risks identified to date, including what it believes are worst case scenarios of reduced gas deliverability into the Alagasco distribution system, production failures on Energen Resources properties, or failures of gathering and pipeline systems to accept Energen Resources production. Specific Year 2000 contingency plans are scheduled to be incorporated into the previously established Energen Business Resumption Plan during fiscal year 1999. The Company's contingency plan identifies alternate recovery locations and contact lists, as well as special resource requirements.

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

This document contains Year 2000 Readiness Disclosures as defined in the Year 2000 Information and Readiness Disclosure Act, P.L.105-271 (October 19, 1998). Accordingly, this disclosure, in whole or in part, is not, to the extent provided in the act, admissible in any state or federal civil action to prove the accuracy or truth of any Year 2000 statements contained herein.

Forward-Looking Statements and Risks
Certain statements in this report, including statements of future plans, objectives and expected performance of the Company and its subsidiaries, are forward-looking statements that are dependent on certain events, risks and uncertainties that may be outside the Company's control which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, economic and competitive conditions, inflation rates, legislative and regulatory changes, financial market conditions, future business decisions, Year 2000 issues, and other uncertainties, all of which are difficult to predict. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserves and production estimates. In the event Energen Resources is unable to invest fully its planned acquisition, development and exploratory expenditures, future operating revenues, production and proved reserves could be negatively affected. The drilling of development and exploratory wells can involve significant risk including that related to timing, success rates and cost overruns. These risks can be affected by lease and rig availability, complex geology and other factors. Although Energen Resources makes use of futures, swaps and fixed price contracts to mitigate risk, fluctuations in future oil and gas prices could materially affect the Company's financial position and results of operations and, furthermore, such risk mitigation activities may cause the Company's financial position and results of operations to be materially different from results which would have been obtained had such risk mitigation activities not occurred.

OTHER

Recent Pronouncements of the FASB
The FASB issued SFAS No. 130, Reporting Comprehensive Income, in June 1997, which requires the reporting and display of comprehensive income and its components in an entity's financial statements. There currently are no differences between the Company's net income and comprehensive income. In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which revises employers' disclosures about pension and other postretirement benefit plans. As this pronouncement relates solely to disclosure provisions, there will be no effect on the results of operations or financial position of the Company. The Company is required to adopt these statements in fiscal year 1999.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments. The Company is required to adopt this statement in fiscal year 2000. The impact of this pronouncement on the Company currently is being evaluated.

SELECTED BUSINESS SEGMENT DATA
ENERGEN CORPORATION
(Unaudited)


                           Three months ended   Six months ended
(in thousands,                  March 31,          March 31,
 except sales price data)     1999      1998     1999      1998


Natural Gas Distribution
Operating revenues
 Residential                $99,217  $113,197  $144,564 $175,575
 Commercial and
  industrial - small         34,184    39,713    50,837   63,207
 Transportation              10,533    10,495    19,086   19,852
 Other                          758    (1,658)    1,762   (1,132)

   Total                   $144,692  $161,747  $216,249 $257,502

Gas delivery volumes (MMcf)
 Residential                13,526    16,023     18,204   23,856
 Commercial and
  industrial - small         5,317     6,219      7,733    9,675
 Transportation             15,879    16,143     30,759   32,518

   Total                    34,722    38,385     56,696   66,049

Other data
 Depreciation
  and amortization          $6,605   $ 6,232  $ 13,193  $ 12,429
 Capital expenditures       $9,325   $15,066  $ 19,632  $ 23,380
 Operating income           $42,853  $40,330  $ 49,935  $ 46,231

Oil and Gas Activities
Operating revenues
 Natural gas                $33,050  $26,652   $64,427   $49,441
 Oil                          8,889    5,922    18,195    10,367
 Natural gas liquids            980    1,953     2,116     3,602
 Other                          779    1,699     1,371     2,949

   Total                    $43,698  $36,226   $86,109   $66,359

Sales volume
 Natural gas (MMcf)          14,220   10,973    28,713    21,277
 Oil (MBbl)                     853      361     1,634       620
 Natural gas liquids (MBbl)     130      194       288       370
Average sales price
 Natural gas (Mcf)            $2.32    $2.43     $2.24    $ 2.32
 Oil (barrel)                $10.43   $16.41    $11.13    $16.72
 Natural gas liquids
  (barrel)                   $ 7.54    10.06    $ 7.34      9.74
Other data
 Depreciation, depletion
  and amortization          $15,838  $18,084   $ 32,454  $29,723
 Capital expenditures       $10,757  $27,135   $158,747  $87,494
 Exploration expenditures   $   713  $ 1,367   $  2,089  $ 1,490
 Operating income           $ 7,875  $ 4,343   $ 14,071  $11,884

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Energen Resources' major market risk exposure is in the pricing applicable to its oil and gas production. Historically, prices received for oil and gas production have been volatile because of seasonal weather patterns, world and national supply-and-demand factors and general economic conditions. Crude oil prices also are affected by quality differentials, by worldwide political developments and by actions of the Organization of Petroleum Exporting Countries. Basis differentials, like the underlying commodity prices, can be volatile because of regional supply-and-demand factors, including seasonal factors and the availability and price of transportation to consuming areas.

Energen Resources enters into derivative commodity instruments to hedge its exposure to the impact of price fluctuations on oil and gas production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange and over-the-counter swaps and basis hedges with major energy derivative product specialists. All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. These transactions are accounted for under the hedge method of accounting. Under this method, any unrealized gains and losses are recorded as a current receivable/payable and a deferred gain/loss. Realized gains and losses are deferred as current liabilities or assets until the revenues from the related hedged volumes are recognized in the income statement. Cash flows from derivative instruments are recognized as incurred through changes in working capital. The Company had deferred gains of $3.0 million and $0.6 million on the balance sheet at March 31, 1999, and September 30, 1998, respectively.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information with respect to the annual meeting of Shareholders held January 27, 1999, is reported in Item 4 of Energen Corporation 10-Q for the three months ended December 31, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   27.1 Financial data schedule of Energen Corporation (for SEC purposes only)

   27.2 Financial data schedule of Alabama Gas Corporation (for SEC purposes only)

b. Reports on Form 8-K

No reports on Form 8-K were filed for the three months ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ENERGEN CORPORATION
                                         ALABAMA GAS CORPORATION


        May 12, 1999                     By   /s/ Wm. Michael Warren, Jr.
                                         Wm. Michael Warren, Jr.
                                         Chairman, President and Chief Executive
                                         Officer of Energen, Chairman and Chief
                                         Executive Officer of Alabama Gas
                                         Corporation


        May 12, 1999                     By   /s/ G. C. Ketcham
                                         G. C. Ketcham
                                         Executive Vice President, Chief
                                         Financial Officer and Treasurer of
                                         Energen and Alabama Gas Corporation


        May 12, 1999                     By   /s/ Grace B. Carr
                                         Grace B. Carr
                                         Controller of Energen


        May 12, 1999                     By   /s/ Paula H. Rushing
                                         Paula H. Rushing
                                         Vice President-Finance of Alabama Gas
                                         Corporation