Form 10-Q
period 1999-06-30
ENERGEN CORP; ALABAMA GAS CORP
filed 1999-08-12
CIK 277595, 3146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1999

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

Indicate by a check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES X NO ____


Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of August 12, 1999:


     Energen Corporation, $0.01 par value          29,822,627 shares
     Alabama Gas Corporation, $0.01 par value       1,972,052 shares


                 ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                          Page

                    PART I: FINANCIAL INFORMATION (Unaudited)


Item 1.   Financial Statements

          (a)  Consolidated Statements of Income of Energen Corporation     3

          (b)  Consolidated Balance Sheets of Energen Corporation           4

          (c)  Consolidated Statements of Cash Flows of Energen Corporation 6

          (d)  Statements of Income of Alabama Gas Corporation              7

          (e)  Balance Sheets of Alabama Gas Corporation                    8

          (f)  Statements of Cash Flows of Alabama Gas Corporation         10

          (g)  Notes to Unaudited Financial Statements                     11

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        15

          Selected Segment Data of Energen Corporation                     20

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       21


                           PART II: OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                                 22


SIGNATURES                                                                 23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
ENERGEN CORPORATION
(Unaudited)

                           Three months ended  Nine months ended
                                June 30,            June 30,
(in thousands,               1999      1998       1999     1998
except share data)

Operating Revenues
Natural gas distribution    $63,296  $66,327    $279,545 $323,829
Oil and gas operations       45,224   34,385     131,333  100,744

   Total operating revenues 108,520  100,712     410,878  424,573

Operating Expenses
Cost of gas                  22,475   28,066     109,053  159,112
Operations and maintenance   42,133   38,067     127,591  108,114
Depreciation, depletion and
   amortization              22,156   19,401      67,803   61,553
Taxes, other than
   income taxes               8,354    8,372      29,289   31,420

   Total operating expenses  95,118   93,906     333,736  360,199

Operating Income             13,402    6,806      77,142   64,374

Other Income (Expense)
Interest expense             (8,930)  (7,490)    (28,135) (22,391)
Other, net                      476      427         990    1,752


   Total other expense       (8,454)  (7,063)    (27,145) (20,639)


Income (Loss) Before
    Income Taxes              4,948     (257)     49,997   43,735
Income tax (benefit) expense  1,435     (172)        273   (2,599)


Net Income (Loss)           $ 3,513  $   (85)  $  49,724  $46,334


Basic Earnings Per
    Avg. Common Share       $  0.12   $ 0.00     $  1.68   $ 1.60


Diluted Earnings Per
    Avg. Common Share       $  0.12   $ 0.00     $  1.66   $ 1.58


Dividends Per Common Share  $  0.16  $ 0.155     $  0.48  $ 0.465


Basic Avg. Common
    Shares Outstanding       29,720   29,160      29,581   29,024


The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
ENERGEN CORPORATION

                                   June 30, 1999  September 30, 1998
(in thousands)                       (unaudited)

ASSETS
Current Assets
Cash and cash equivalents             $  4,445         $103,231
Accounts receivable, net of
 allowance for doubtful
 accounts of $4,027 at
 June 30, 1999, and
 $3,547 at September 30, 1998           60,275           64,173
Inventories, at average cost
 Storage gas                            22,672           21,237
 Materials and supplies                  8,058            8,670
 Liquified natural gas in storage        3,458            3,381
Deferred gas cost                        1,885            1,774
Deferred income taxes                   15,482           12,569
Prepayments and other                   13,941            3,418


   Total current assets                130,216          218,453


Property, Plant and Equipment
Oil and gas properties,
   successful efforts method           665,302          516,040
Less accumulated depreciation,
   depletion and amortization          125,577           88,306

 Oil and gas properties, net           539,725          427,734

Utility plant                          632,469          632,165
Less accumulated depreciation          322,857          307,488

 Utility plant, net                    309,612          324,677

Other property, net                      4,099            3,933


   Total property, plant
      and equipment, net               853,436          756,344


Other Assets
Deferred income taxes                   19,253           10,942
Deferred charges and other               7,294            7,716


   Total other assets                   26,547           18,658


TOTAL ASSETS                        $1,010,199         $993,455



The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
ENERGEN CORPORATION

                                   June 30, 1999  September 30, 1998
(in thousands, except share data)   (unaudited)

CAPITAL AND LIABILITIES
Current Liabilities
Long-term debt due within one year    $  1,955          $ 7,209
Notes payable to banks                 115,000          153,000
Accounts payable                        33,359           33,533
Accrued taxes                           21,982           21,255
Customers' deposits                     16,534           16,344
Amounts due customers                   14,066           12,070
Accrued wages and benefits              19,449           15,299
Other                                   36,161           25,531


   Total current liabilities           258,506          284,241


Deferred Credits and Other Liabilities
Other                                    7,316            7,183


   Total deferred credits and
      other liabilities                  7,316            7,183


Commitments and Contingencies               --               --


Capitalization
Preferred stock, cumulative $0.01
 par value, 5,000,000
 shares authorized                          --               --
Common shareholders' equity
 Common stock, $0.01 par value;
   75,000,000 shares authorized,
   29,806,947 shares outstanding
   at June 30, 1999, and
   29,326,597 shares outstanding
   at September 30, 1998                   298              293
 Premium on capital stock              204,092          195,874
 Capital surplus                         2,802            2,802
 Retained earnings                     165,806          130,280
Deferred compensation plan               1,889              873
Treasury stock, at cost
(131,330 shares at June 30, 1999,
and 49,096 shares at
September 30, 1998)                     (2,331)            (873)

   Total common shareholders' equity   372,556           329,249
Long-term debt                         371,821           372,782

   Total capitalization                744,377           702,031


TOTAL CAPITAL AND LIABILITIES       $1,010,199          $993,455


The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
ENERGEN CORPORATION
(Unaudited)

Nine months ended June 30, (in thousands)    1999       1998

Operating Activities
Net income                                 $49,724     $46,334
Adjustments to reconcile net
income to net cash provided
by (used in) operating activities:
 Depreciation, depletion and
   amortization                             67,803      61,553
 Deferred income taxes, net                (11,644)    (17,189)
 Deferred investment tax credits, net         (336)       (351)
 Gain on sale of assets                     (2,900)     (1,193)
 Net change in:
   Accounts receivable                       3,298         935
   Inventories                                (900)      5,606
   Deferred gas cost                          (111)        444
   Accounts payable - gas purchases          8,556      (3,947)
   Accounts payable - trade                (17,223)     (2,666)
   Other current assets and liabilities     16,263      16,246
 Other, net                                    819       1,449

   Net cash provided by
     operating activities                  113,349     107,221

Investing Activities
Additions to property,
  plant and equipment                      (85,339)   (134,338)
Acquisition, net of cash acquired         (123,816)         --
Proceeds from sale of assets                48,331       1,868
Other, net                                    (675)        385

   Net cash used in
     investing activities                 (161,499)   (132,085)

Financing Activities
Payment of dividends on common stock       (14,197)    (13,500)
Issuance of common stock                     8,222       7,711
Purchase of treasury stock                    (442)         --
Reduction of long-term debt                 (6,219)       (870)
Proceeds from issuance of
  long-term debt                                --      98,541
Payment of note payable issued
  to purchase U.S. Treasury securities    (100,571)    (98,636)
Net change in short-term debt               62,571     (70,364)

   Net cash used in financing activities   (50,636)    (77,118)

Net change in cash and cash equivalents    (98,786)   (101,982)
Cash and cash equivalents
  at beginning of period                    103,231    105,402

Cash and Cash Equivalents at End of Period  $ 4,445    $ 3,420


The accompanying Notes are an integral part of these financial statements.

STATEMENTS OF INCOME
ALABAMA GAS CORPORATION
(Unaudited)

                           Three months ended  Nine months ended
                                June 30,            June 30,
 (in thousands)              1999     1998       1999     1998

Operating Revenues          $63,296  $66,327    $279,545 $323,829

Operating Expenses
Cost of gas                  22,868   28,496     110,426  160,674
Operations and maintenance   25,597   24,737      75,400   73,230
Depreciation                  6,693    6,318      19,886   18,747
Income taxes
 Current                      2,045      108      20,438   21,130
 Deferred, net               (1,700)    (514)     (3,671)  (6,261)
 Deferred investment
   tax credits, net            (112)    (117)       (336)    (351)
Taxes, other
  than income taxes           5,292    5,668      21,052   23,838

  Total operating expenses   60,683   64,696     243,195  291,007

Operating Income              2,613    1,631      36,350   32,822

Other Income (Expense)
Allowance for funds
  used during construction      159      127         327      311
Other, net                      195       25        (288)     271

  Total other income            354      152          39      582


Interest Charges
Interest on long-term debt    2,135    2,210       6,477    6,632
Other interest expense          325      159       1,352    1,230

  Total interest charges      2,460    2,369       7,829    7,862

Net Income (Loss)           $   507   $ (586)    $28,560  $25,542


The accompanying Notes are an integral part of these financial statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION

                                   June 30, 1999  September 30, 1998
(in thousands)                      (unaudited)

ASSETS
Property, Plant and Equipment
Utility plant                         $632,469          $632,165
Less accumulated depreciation          322,857           307,488

 Utility plant, net                    309,612           324,677


Other property, net                        306               318


Current Assets
Cash and cash equivalents                4,316             1,222
Accounts receivable
 Gas                                    33,466            32,191
 Merchandise                             2,190             2,362
 Affiliated companies                   29,387                --
 Other                                   1,284             1,621
 Allowance for doubtful accounts        (3,944)           (3,482)
Inventories, at average cost
 Storage gas                            22,672            21,237
 Materials and supplies                  5,464             5,533
 Liquified natural gas in storage        3,458             3,381
Deferred gas cost                        1,885             1,774
Deferred income taxes                   12,349            10,470
Prepayments and other                    3,789             2,112


   Total current assets                116,316            78,421

Deferred Charges and
  Other Assets                           4,010             4,733


TOTAL ASSETS                          $430,244          $408,149



The accompanying Notes are an integral part of these financial statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION

                                   June 30, 1999  September 30, 1998
(in thousands, except share data)   (unaudited)

CAPITAL AND LIABILITIES
Capitalization
Common shareholder's equity
 Common stock, $0.01 par value;
   3,000,000 shares authorized,
   1,972,052 shares outstanding at
   June 30, 1999, and
   September 30, 1998                $     20          $    20
 Premium on capital stock              31,682           31,682
 Capital surplus                        2,802            2,802
 Retained earnings                    148,764          120,205


   Total common
     shareholder's equity             183,268          154,709
Cumulative preferred stock,
 $0.01 par value, 120,000 shares
 authorized, issuable in
 series-$4.70 Series                       --               --
Long-term debt                        119,650          119,650


   Total capitalization               302,918          274,359


Current Liabilities
Long-term debt due within one year         --            5,350
Notes payable to banks                     --           15,000
Accounts payable
 Trade                                 28,392           23,217
 Affiliated companies                      --            2,738
Accrued taxes                          27,833           19,428
Customers' deposits                    16,534           16,344
Other amounts due customers            14,066           12,070
Accrued wages and benefits              9,554            4,217
Other                                   9,780           11,915

   Total current liabilities          106,159          110,279

Deferred Credits and Other Liabilities
Deferred income taxes                  15,764           17,136
Accumulated deferred
  investment tax credits                2,325            2,661
Regulatory liability                    2,295            2,910
Customer advances for
  construction and other                  783              804

   Total deferred credits
     and other liabilities             21,167           23,511

Commitments and Contingencies              --               --


TOTAL CAPITAL AND LIABILITIES        $430,244         $408,149


The accompanying Notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
ALABAMA GAS CORPORATION
(Unaudited)

Nine months ended June 30, (in thousands)     1999       1998

Operating Activities
Net income                                 $ 28,560     $25,542
Adjustments to reconcile
net income to net cash
provided by (used in)
operating activities:
 Depreciation and amortization               19,886      18,747
 Deferred income taxes, net                  (3,671)     (6,261)
 Deferred investment tax credits               (336)       (351)
 Net change in:
   Accounts receivable                         (304)     (2,696)
   Inventories                               (1,443)      5,848
   Deferred gas cost                           (111)        444
   Accounts payable - gas purchases           8,556      (3,947)
   Accounts payable - trade                  (3,381)     (2,363)
   Other current assets and liabilities      12,233      19,590
 Other, net                                      62       1,176


   Net cash provided
     by operating activities                 60,051      55,729


Investing Activities
Additions to property, plant and equipment  (31,961)    (37,130)
Net advances to affiliates                  (32,125)     (2,488)
Proceeds from sale of assets                 27,000          --
Other, net                                      479         486


   Net cash used in investing activities    (36,607)    (39,132)


Financing Activities
Payment of dividends on common stock             --      (7,276)
Net change in short-term debt               (20,350)     (9,000)


   Net cash used in financing activities    (20,350)    (16,276)


Net change in cash and cash equivalents       3,094         321
Cash and cash equivalents at
  beginning of period                         1,222       2,580


Cash and Cash Equivalents at End of Period $  4,316     $ 2,901



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

Alagasco calculates a temperature adjustment to customers' bills to remove the effect of departures from normal temperatures on earnings. The calculation is performed monthly, and the adjustments to customers' bills are made in the same billing cycle in which the weather variation occurs. Substantially all the customers to whom the temperature adjustment applies are residential, small commercial and small industrial. Alagasco's rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply.

The APSC approved an Enhanced Stability Reserve (ESR), beginning fiscal year 1998, to which Alagasco may charge the full amount of: (1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one or a combination of two such events results in more than $200,000 of additional O&M expense during a fiscal year or (2) individual industrial and commercial customer revenue losses that exceed $250,000 during the fiscal year, if such losses cause Alagasco's return on equity to fall below 13.15 percent. The APSC approved the reserve on October 6, 1998, in the amount of $3.9 million; the maximum approved funding level of the ESR is $4 million. Following a year in which a charge against the ESR is made, the APSC provides for accretions to the ESR of no more than $40,000 monthly until the maximum funding level is achieved. The APSC will re-evaluate the operation of the ESR following the conclusion of Alagasco's fiscal year 2000.

In accordance with APSC-directed regulatory accounting procedures, Alagasco in 1989 began returning to customers excess utility deferred taxes which resulted from a reduction in the federal statutory tax rate from 46 percent to 34 percent using the average rate assumption method. This method provides for the return to ratepayers of excess deferred taxes over the lives of the related assets. In 1993 those excess taxes were reduced as a result of a federal tax rate increase from 34 percent to 35 percent. Remaining excess utility deferred taxes of $1.7 million are being returned to ratepayers over approximately 12 years. At June 30, 1999, and September 30, 1998, a regulatory liability related to income taxes of $2.3 million and $2.9 million, respectively, was included in the consolidated financial statements.

As of November 1, 1998, Alagasco offered a Voluntary Early Retirement Program to certain eligible employees. At June 30, 1999, a regulatory asset of $2.7 million for costs associated with this early retirement program is included in the consolidated financial statements. The APSC has allowed these costs to be amortized over a three-year period.

3.  DERIVATIVE COMMODITY INSTRUMENTS

Energen Resources periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on oil and gas production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange and over-the-counter swaps and basis hedges with major energy derivative product specialists. These transactions are accounted for under the hedge method of accounting. Under this method, any unrealized gains and losses are recorded as a current receivable/payable and a deferred gain/loss. Realized gains and losses are deferred as current liabilities or assets until the revenues from the related hedged volumes are recognized in the income statement. Cash flows from derivative instruments are recognized as incurred through changes in working capital. The Company had deferred losses of $8.5 million and deferred gains of $0.6 million on the balance sheet at June 30, 1999, and September 30, 1998, respectively.

At June 30, 1999, Energen Resources had entered into contracts and swaps for 11.6 Bcf of its remaining estimated fiscal 1999 flowing gas production at an average contract price of $2.18 per Mcf and for 670 MBbl of its remaining estimated flowing oil production at an average contract price of $14.55 per barrel. In addition, the Company has hedged the basis difference on 2.7 Bcf of its remaining fiscal 1999 San Juan Basin production. Fiscal year 2000 contracts and swaps were in place for 34.0 Bcf of flowing gas production at an average contract price of $2.38 per Mcf and for 1,490 MBbl of flowing oil production at an average contract price of $17.20 per barrel. Fiscal year 2001 swaps were in place for 0.8 Bcf of flowing gas production at an average contract price of $2.22 per Mcf. Subsequent to June 30, 1999, Energen Resources entered into additional contracts for fiscal year 2000, resulting in a total of 1,625 MBbl of flowing oil production hedged at an average contract price of $17.28 per barrel. Additional fiscal year 2001 swaps were entered into subsequent to June 30,1999, resulting in a total of 4.4 Bcf of flowing gas production at an average contract price of $2.47 per Mcf.

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

4.  ACCOUNTING FOR LONG-LIVED ASSETS

Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flow of the asset. The Statement also provides that all long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value. Accordingly, during the second fiscal quarter of 1998, Energen Resources recorded a pre-tax writedown of $4.7 million as additional depreciation, depletion and amortization expense on certain oil and gas properties, adjusting the carrying amount of the properties to their fair value based upon expected future discounted cash flows. This writedown primarily reflected the impact of declining crude oil prices.

5.  RECENT PRONOUNCEMENTS OF THE FASB

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments. The Company is required to adopt this statement in fiscal year 2001. The impact of this pronouncement on the Company currently is being evaluated.

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

Summarized below are the consolidated results of operations for the nine months ended June 30, 1999 and 1998, on an unaudited pro forma basis, as if the TOTAL acquisition had been made on October 1, 1997. The pro forma financial information is based on the Company's consolidated results of operations for the nine months ended June 30, 1999 and 1998, and on data provided by TOTAL after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.


Nine  months  ended June 30,                  1999        1998
(in thousands) (unaudited)

Operating revenues                          $410,878    $479,603
Net income                                  $ 49,724    $ 46,542
Basic Earnings Per Average Common Share     $   1.68    $   1.60
Diluted Earnings Per Average Common Share   $   1.66    $   1.58


7.  RECONCILIATION OF EARNINGS PER SHARE


(in thousands,             Three months ended    Three months ended
except per share amounts)     June 30, 1999         June 30, 1998

                                     Per Share             Per Share
                         Income Shares Amount  Income Shares Amount

Basic EPS                $3,513 29,720 $ 0.12 $ (85) 29,160    $0.00
Effect of Dilutive Securities
 Long-range performance
   shares                          148                  155
 Non-qualified stock
   options                         147                  236

Diluted  EPS            $ 3,513 30,015 $ 0.12 $ (85) 29,551    $0.00


(in thousands,             Nine months ended      Nine months ended
except per share amounts)    June 30, 1999          June 30, 1998

                                     Per Share               Per Share
                         Income Shares Amount    Income Shares Amount

Basic  EPS             $49,724  29,581 $ 1.68   $46,334  29,024 $1.60
Effect of Dilutive Securities
 Long-range performance
   shares                          148                      148
 Non-qualified stock
   options                         148                      203

Diluted  EPS            $49,724 29,877 $ 1.66   $46,334  29,375 $1.58


8.  SEGMENT INFORMATION

Effective September 30, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company is principally engaged in two business segments: the purchase, distribution and sale of natural gas in central and north Alabama (natural gas distribution) and the acquisition, development, exploration and production of oil and gas in the continental United States (oil and gas operations).


                           Three months ended  Nine months ended
                                June 30,            June 30,
 (in thousands)               1999     1998      1999     1998

Operating revenues
 Natural gas distribution    $63,296  $66,327   $279,545 $323,829
 Oil and gas operations       45,224   34,385    131,333  100,744

   Total                    $108,520 $100,712   $410,878 $424,573

Operating income (loss)
 Natural gas distribution     $2,846  $ 1,108    $52,781  $47,340
 Oil and gas operations       11,070    5,922     25,141   17,806
 Eliminations and
   corporate expenses           (514)    (224)      (780)    (772)

   Total                     $13,402  $ 6,806    $77,142  $64,374

Identifiable assets
 Natural gas distribution   $430,244 $405,913   $430,244 $405,913
 Oil and gas operations      627,231  495,563    627,231  495,563
 Eliminations and other      (47,276) (10,496)   (47,276) (10,496)

   Total                  $1,010,199 $890,980 $1,010,199 $890,980

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND  RESULTS OF OPERATIONS

Energen's net income totaled $3.5 million ($0.12 per diluted share) for the three months ended June 30, 1999, and compared favorably to a net loss of $85,000 ($0.00 per diluted share)
recorded in the same period last year. Energen Resources Corporation, Energen's oil and gas subsidiary, realized net income of $3.1 million in the current fiscal quarter as compared with $440,000 in the same period last year primarily due to increased production-related income and a $1.9 million after-tax gain on the sale of offshore properties, partially offset by slightly lower realized sales prices and increased interest expense. Alagasco, Energen's natural gas utility, reported net income of $507,000 in the third quarter; this $1.1 million increase from the same period last year primarily reflects the utility's ability to earn within its allowed range of return on an increased level of equity representing investment in utility plant.

For the 1999 fiscal year-to-date, Energen's net income totaled $49.7 million ($1.66 per diluted share) compared with $46.3 million ($1.58 per diluted share) for the same period in the prior year. Energen Resources' net income totaled $21.0 million and compared favorably with $20.6 million of net income for the first nine months of fiscal 1998. Increased production-related income and the gain from the sale of properties were offset largely by increased interest expense as well as increased administrative expense associated with the acquisition of TOTAL Minatome Corporation (TOTAL). In the prior-year period, Energen Resources recorded a $3.0 million after-tax writedown on certain oil and gas properties. Alagasco's current year-to-date earnings increased $3.0 million to $28.6 as the utility continued to earn its allowed range of return on an increased level of equity representing investment in utility plant.

Natural Gas Distribution
Natural gas distribution revenues decreased $3.0 million in a quarter-to-quarter comparison and $44.3 million on a year-to-date basis. This primarily was due to decreased sales volumes as well as decreased gas prices. For the quarter, weather that was 17.9 percent warmer than the same period last year contributed to a
13.7 percent decrease in residential sales volumes. Small commercial and industrial customers, sensitive to weather, experienced a 7.4 percent volume decrease. Throughput for the quarter for large transportation customers was 14.5 percent lower than the prior period primarily due to variances in electric peaking demand. For the year-to-date, weather that was 27.3 percent warmer than the same period last year contributed to a
21.9 percent decrease in residential sales volumes. For the same reasons that influenced the quarter, small commercial and industrial customers and large transportation customers had a
17.5 percent and a 8.6 percent decrease in sales volumes, respectively. Decreased gas purchase volumes and lower commodity gas prices contributed to a 19.8 percent decrease in cost of gas for the quarter and a 31.3 percent decrease year-to-date.
Alagasco calculates a temperature adjustment to certain customers' bills on a real-time basis to substantially remove the effect of departures from normal temperature on Alagasco's earnings. The customers to whom the temperature adjustment applies are primarily residential, small commercial and small industrial. Alagasco's rate schedules for natural gas distribution charges contain a Gas Supply Adjustment rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply.

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

Operations and maintenance (O&M) expense increased slightly in both the current quarter and year-to-date periods. For the quarter, the increase was primarily due to higher bad debt, advertising and Year 2000-related costs. In addition to those items which influenced the quarter, the year-to-date variance was impacted by increased labor related costs resulting from increased qualified benefit plan expenses, partially offset by decreased insurance expense. The labor savings from the Voluntary Early Retirement Program effective November 1, 1998, were primarily offset by the amortization of the costs associated with this program.

A slight increase in depreciation expense for the quarter and year-to-date comparisons primarily was due to normal growth of the utility's distribution system. Taxes other than income primarily reflect various state and local business taxes as well as payroll-related taxes. State and local business taxes are generally based on gross receipts and fluctuate accordingly.

Oil and Gas Operations
Revenues from oil and gas operations rose 31.5 percent to $45.2 million for the three months ended June 30, 1999, and 30.4 percent to $131.3 million for the year-to-date, largely as a result of Energen Resources' current- and prior-year property acquisitions. Natural gas comprised approximately 70 percent of Energen Resources' production for both the current quarter and the year-to-date. In the third fiscal quarter, natural gas production increased 12.2 percent to 13.4 Bcf, oil volumes more than doubled to 777 MBbl and natural gas liquids volumes rose 6.3 percent to 254 MBbl. For the year-to-date, natural gas production increased 26.8 percent to 42.1 Bcf, oil volumes increased 145.9 percent to 2,412 MBbl and natural gas liquids volumes decreased 10.8 percent to 543 MBbl.

The impact of higher production was partially offset by lower realized natural gas and oil prices than in the same periods last year. For the quarter, realized gas prices decreased slightly to $2.16 per Mcf. Realized oil prices decreased 13.6 percent to $12.71 per barrel. For the year-to-date, realized gas prices decreased 2.6 percent to $2.22 per Mcf, while realized oil prices decreased 27.2 percent to $11.64 per barrel. Natural gas liquids prices decreased 9.8 percent to an average price of $9.39 per barrel for the quarter and 10.5 percent to an average price of $8.30 per barrel for the year-to-date.

Energen Resources enters into derivative commodity instruments to hedge its exposure to the impact of price fluctuations on oil and gas production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange and over-the-counter swaps and basis hedges with major energy derivative product specialists. All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. At June 30, 1999, Energen Resources had entered into contracts and swaps for 11.6 Bcf of its remaining estimated fiscal 1999 flowing gas production at an average contract price of $2.18 per Mcf and for 670 MBbl of its remaining estimated flowing oil production at an average contract price of $14.55 per barrel. In addition, the Company has hedged the basis difference on 2.7 Bcf of its remaining fiscal 1999 San Juan Basin production. Fiscal year 2000 contracts and swaps were in place for 34.0 Bcf of flowing gas production at an average contract price of $2.38 per Mcf and for 1,490 MBbl of flowing oil production at an average contract price of $17.20 per barrel. Fiscal year 2001 swaps were in place for 0.8 Bcf of flowing gas production at an average contract price of $2.22 per Mcf.
Subsequent to June 30, 1999, Energen Resources entered into additional contracts for fiscal year 2000, resulting in a total of 1,625 MBbl of flowing oil production hedged at an average contract price of $17.28 per barrel. Additional fiscal year 2001 swaps were entered into subsequent to June 30, 1999, resulting in a total of 4.4 Bcf of flowing gas production at an average contract price of $2.47 per Mcf.

Energen Resources, in the ordinary course of business, may be involved in the sale of both non-strategic developed and undeveloped properties. Energen Resources recorded a pre-tax gain of $3.1 million in the current quarter as compared to $23,000 in the prior fiscal quarter and a gain of $3.1 million year-to-date as compared to $1.1 million in the same period last year on the sale of various properties. Gains on the sale of such properties are included in operating revenues. The largest of several property sales occurred in June 1999 when Energen Resources recorded a $3.0 million pre-tax gain on the sell of offshore Gulf of Mexico properties.

O&M expense increased $2.9 million for the quarter and $17.3 million in the current year-to-date primarily due to significant production growth and acquisition activity at Energen Resources. Lease operating expenses rose by $2.8 million for the quarter and $13.7 million for the year-to-date primarily due to the acquisition of oil and gas properties. The year-to-date variance was also impacted by increased administrative expense associated with the first quarter TOTAL acquisition. Exploration expense changed slightly in both the quarter and year-to-date period comparisons primarily due to the timing of exploratory efforts and drilling activity associated with certain properties.

Energen Resources' significantly higher production volumes generated the majority of the $2.4 million increase in depreciation, depletion and amortization (DD&A) for the quarter and the $5.1 million increase for the year-to-date. Partially offsetting the increase in the year-to-date was a SFAS No. 121 pre-tax writedown of $4.7 million on certain oil and gas properties in the second quarter of the prior-year. The average depletion rate for the quarter decreased to $0.78 as compared to $0.82 for the same period last year. For the year-to-date, the average depletion rate was $0.79 as compared to $0.87, excluding the effect of the writedown, in the prior fiscal period, primarily due to trading certain offshore properties in the fourth quarter of fiscal 1998 for onshore properties which had lower depletion rates.

Energen  Resources'  expense for taxes other  than  income  taxes primarily  reflects  production-related  taxes  which  were  $1.0 million higher this quarter and $2.6 million higher for the year-to-date as a result of increased production.

Non-Operating Items
Interest expense for the Company increased $1.4 million in the quarter and $5.7 million year-to-date. Influencing the increase in interest expense for the current year-to-date is $100 million of medium-term notes (MTNs) issued in February 1998 in connection with the growth at Energen Resources. The Company also significantly increased its average borrowings under its short-term credit facilities for the same purpose.

The  Company's  effective  tax rates  are  lower  than  statutory
federal   tax   rates  primarily  due  to  the   recognition   of
nonconventional fuels tax credits and the amortization of investment tax credits. Nonconventional fuels tax credits are generated annually on qualified production through December 31, 2002. These credits are expected to be recognized fully in the financial statements, and effective tax rates are expected to continue to remain lower than statutory federal rates through fiscal year 2003. Income tax expense increased in the current quarter and year-to-date as a result of higher consolidated pretax income. Recognition of nonconventional fuels tax credits on an interim basis was comparable for the quarter and year-to-date.

FINANCIAL POSITION AND LIQUIDITY


Cash flow from operations for the current year-to-date was $113.3 million and remained relatively stable compared to the same period in the prior year. Changes in working capital items, which are highly influenced by throughput, oil and gas production volumes and timing of payments, offset each other in the current period.

The Company had a net investment of $161.5 million through the nine months ended June 30, 1999, primarily in the addition of property, plant and equipment partially offset by the proceeds from the sale and leaseback of the headquarters building and from the sale of offshore properties. Energen Resources invested $177.2 million in capital expenditures year-to-date related to the acquisition and development of oil and gas properties, including the stock purchase of TOTAL. In October 1998, Energen Resources acquired the stock of TOTAL and, immediately upon closing, sold a 31 percent interest in TOTAL's net assets to Westport Oil and Gas Company Inc. Energen Resources' net adjusted purchase price totaled approximately $134 million, including the assumption of certain legal and financial obligations. Utility capital expenditures totaled $32.0 million year-to-date and represented primarily normal system distribution expansion and support facilities.

The Company used $50.6 million for financing activities in the current year-to-date. For tax planning purposes, the Company borrowed $100.6 million in September 1998 to invest in short-term federal obligations. The Treasuries matured in early October 1998 and the proceeds were used to repay the debt. Increased borrowings under Energen's short-term credit facilities were used to finance Energen Resources' acquisition strategy.

FUTURE CAPITAL RESOURCES AND LIQUIDITY

The Company plans to continue to implement its diversified growth strategy which calls for Energen Resources to invest approximately $1 billion in the acquisition and development of producing properties and in exploration and related development over the five-year period ending September 30, 2003. In fiscal year 1999, Energen Resources plans to spend approximately $195 million, including an approximate $134 million net adjusted purchase price for the TOTAL property acquisition and $61 million for development of current- and prior-year property acquisitions. Energen Resources' continued ability to invest in property acquisitions will be influenced significantly by industry trends as the producing property acquisition market has historically been cyclical. From time to time, Energen Resources also may be engaged in negotiations to sell, trade or otherwise dispose of previously acquired property.
For the current year, Energen Resources may divest of certain other non-strategic properties.

To finance Energen Resources' investment program, the Company will continue to utilize its short-term credit facilities to supplement internally generated cash flow, with long-term debt and equity providing permanent financing. In December 1997, Energen filed a $400 million shelf registration for debt and common stock. Under that registration, Energen issued $100 million of Series B MTNs in February 1998, the proceeds from which were used to repay short-term debt. During the second fiscal quarter, Energen increased its available short-term credit facilities to $249 million to accommodate its growth plans.
Energen plans to issue common equity in fiscal year 2000 to assist in financing investing activity.

Utility capital expenditures for normal distribution system renewals and expansion plus support facilities could approximate $47 million in fiscal 1999. Alagasco also maintains an investment in storage working gas which is expected to average approximately $21 million in 1999. The Company completed the sale and leaseback of its new headquarters building in January 1999; the proceeds approximated the investment in the facility. During fiscal year 2000, Alagasco plans to invest approximately $65 million in capital expenditures for normal distribution and support systems and to replace liquifaction equipment at its liquified natural gas facility. The utility anticipates funding capital requirements through internally generated capital and the utilization of short-term credit facilities.

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

A third-party assessment of Year 2000 readiness was conducted by an outside entity for both information technology and non-information technology systems as of December 1, 1998, and indicated that mission-critical functions including the flow of gas into homes and commercial accounts are not likely to be impacted by the Year 2000 changeover. In response to the independent assessment, several program changes have been implemented. A steering committee of the Company's executive management has and will continue to review the millennium project progress on a regular basis. With respect to material third-party relationships, the Company, in addition to responding to questions concerning Year 2000 issues from customers and regulators, is requesting information from certain vendors and partners designed to determine their ability to continue uninterrupted supply of materials or services to the Company. This process is scheduled for completion by September 30, 1999.

As of June 30, 1999, the Company has incurred approximately $1.5 million of Year 2000 related costs to date, which are being expensed as incurred. The Company's Year 2000 remediation is expected to be completed by the end of calendar year 1999 with an estimated total cost of $2.3 million.

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

OTHER


Recent Pronouncements of the FASB
In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments. The Company is required to adopt this statement in fiscal year 2001. The impact of this pronouncement on the Company currently is being evaluated.

SELECTED SEGMENT DATA
ENERGEN CORPORATION
(Unaudited)
                           Three months ended  Nine months ended
                                June 30,            June 30,
 (in thousands,
  except sales price data)    1999     1998      1999     1998

Natural Gas Distribution
Operating revenues
 Residential                $39,406   $43,683  $183,970 $219,257
 Commercial and
   industrial - small        14,915    16,214    65,752   79,414
 Transportation               7,814     7,894    26,901   27,746
 Other                        1,161    (1,464)    2,922   (2,588)

   Total                    $63,296   $66,327  $279,545 $323,829


Gas delivery volumes (MMcf)
 Residential                  4,414     5,113    22,619   28,969
 Commercial and
   industrial - small         2,311     2,496    10,043   12,172
 Transportation              15,312    17,906    46,071   50,424

   Total                     22,037    25,515    78,733   91,565


Other data
 Depreciation
   and amortization          $6,693   $ 6,318   $19,886  $18,747
 Capital expenditures       $12,327   $13,607   $31,961  $36,987
 Operating income            $2,846   $ 1,108   $52,781  $47,340


Oil and Gas Operations
Operating revenues
 Natural gas                $28,896   $26,323   $93,323  $75,764
 Oil                          9,879     5,314    28,074   15,681
 Natural gas liquids          2,388     2,041     4,504    5,643
 Other                        4,061       707     5,432    3,656

   Total                    $45,224   $34,385  $131,333 $100,744


Sales volume
 Natural gas (MMcf)          13,404    11,948    42,117   33,225
 Oil (MBbl)                     777       361     2,412      981
 Natural gas liquids (MBbl)     254       239       543      609
Average sales price
 Natural gas (Mcf)           $ 2.16   $  2.20   $  2.22   $ 2.28
 Oil (barrel)                $12.71   $ 14.71   $ 11.64   $15.98
 Natural  gas liquids (barrel)$9.39   $  8.55   $  8.30   $ 9.27
Other data
 Depreciation, depletion
   and amortization         $15,463   $13,083   $47,917  $42,806
 Capital expenditures       $18,432   $10,300  $177,179  $97,794
 Exploration expense         $1,055   $ 1,367   $ 3,144   $2,857
 Operating income           $11,070   $ 5,922   $25,141  $17,806

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

Energen Resources enters into derivative commodity instruments to hedge its exposure to the impact of price fluctuations on oil and gas production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange and over-the-counter swaps and basis hedges with major energy derivative product specialists. All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. These transactions are accounted for under the hedge method of accounting. Under this method, any unrealized gains and losses are recorded as a current receivable/payable and a deferred gain/loss. Realized gains and losses are deferred as current liabilities or assets until the revenues from the related hedged volumes are recognized in the income statement. Cash flows from derivative instruments are recognized as incurred through changes in working capital. The Company had deferred losses of $8.5 million and deferred gains of $0.6 million on the balance sheet at June 30, 1999, and September 30, 1998, respectively.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.         Exhibits

   27.1    Financial  data schedule of Energen  Corporation  (for
           SEC purposes only)

   27.2    Financial  data  schedule of Alabama  Gas  Corporation
           (for SEC purposes only)

b. Reports on Form 8-K

No reports on Form 8-K were filed for the three months ended June
30, 1999.

                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ENERGEN CORPORATION
                                         ALABAMA GAS CORPORATION


        August 12, 1999                  By   /s/ Wm. Michael Warren, Jr.
                                         Wm. Michael Warren, Jr.
                                         Chairman, President and
                                         Chief Executive Officer of Energen,
                                         Chairman and Chief Executive
                                         Officer of Alabama Gas Corporation


        August 12, 1999                  By   /s/ G. C. Ketcham
                                         G. C. Ketcham
                                         Executive Vice President,
                                         Chief Financial Officer and
                                         Treasurer of Energen and
                                         Alabama Gas Corporation



        August 12, 1999                  By   /s/ Grace B. Carr
                                         Grace B. Carr
                                         Controller of Energen



        August 12, 1999                  By   /s/ Paula H. Rushing
                                         Paula H. Rushing
                                         Vice President-Finance
                                         of Alabama Gas
                                         Corporation