Form 10-K405
period 1999-09-30
ENERGEN CORP; ALABAMA GAS CORP
filed 1999-12-21
CIK 277595, 3146

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED SEPTEMBER 30, 1999

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO
                                                             ------    -------

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

                              605 21st Street North
                         Birmingham, Alabama 35203-2707
                                 (205) 326-2700
                             http://www.energen.com

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

Indicate by a check mark whether registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrants as of December 10, 1999:
          Energen Corporation                         $502,934,966

Indicate number of shares outstanding of each of the registrant's classes of common stock as of December 10, 1999:

           Energen Corporation                   30,098,383 shares
           Alabama Gas Corporation                1,972,052 shares

Alabama Gas Corporation meets the conditions set forth in General Instruction I(1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format pursuant to General Instruction I(2).

                       DOCUMENTS INCORPORATED BY REFERENCE
- Energen Corporation Proxy Statement to be filed on or about December 22, 1999 (Part III, Item 10-13)
- Portions of Energen Corporation 1999 Annual Report to are incorporated by reference into Part II, Items 5, 6, 7, and 8 of this report

                               ENERGEN CORPORATION
                          1999 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----

                                     PART I

Item 1.   Business..................................................................3

Item 2.   Properties................................................................8

Item 3.   Legal Proceedings.........................................................9

Item 4.   Submission of Matters to a Vote of Security Holders.......................9


                                     PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters.....12

Item 6.   Selected Financial Data..................................................12

Item 7.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition..................................................12

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk...............12

Item 8.   Financial Statements and Supplementary Data..............................13

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................................13


                                    PART III

Item 10.  Directors and Executive Officers of the Registrants......................14

Item 11.  Executive Compensation...................................................14

Item 12.  Security Ownership of Certain Beneficial Owners and Management...........14

Item 13.  Certain Relationships and Related Transactions...........................14


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........15

    This Form 10-K is filed on behalf of Energen Corporation (Energen or the
                Company) and Alabama Gas Corporation (Alagasco).

FORWARD-LOOKING STATEMENTS AND RISK: Certain statements in this report regarding future plans, objectives and expected performance of the Company and its subsidiaries, are made pursuant to the Safe Habor provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on assumptions the Company believes are reasonable; however, a variety of events, risks and uncertainties that may be outside the Company's control could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, economic and competitive conditions, inflation rates, regulatory changes, financial market conditions, future business decisions, Year 2000 issues and other uncertainties, all of which are difficult to predict. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserves and production estimates. In the event the Company is unable to fully invest its planned acquisition, development and exploratory expenditures, future operating revenues, production, and proved reserves could be negatively affected. The drilling of development and exploratory wells can involve significant risk, including that related to timing, success rates and cost overruns. These risks can be impacted by lease and rig availability, complex geology and other factors. Results of operations and cash flows also could be affected by future oil and gas prices. Although the Company makes use of futures, swaps and fixed-price contracts to mitigate risk, fluctuations in oil, gas and natural gas liquids prices may affect the Company's financial position and results of operation.

PART I

ITEM 1.  BUSINESS

GENERAL

Energen Corporation is a Birmingham-based diversified energy holding company engaged primarily in the purchase, distribution, and sale of natural gas, principally in central and north Alabama, and in the acquisition, development, exploration and production of oil, gas and natural gas liquids in the continental United States. Its two major subsidiaries are Alabama Gas Corporation (Alagasco) and Energen Resources Corporation.

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The information required by this item is incorporated by reference from Note 17, Industry Segment Information, to the Consolidated Financial Statements of the 1999 Annual Report to Shareholders and is attached herein as Part IV, Item 14,
Exhibit 13.

NARRATIVE DESCRIPTION OF BUSINESS

-        NATURAL GAS DISTRIBUTION

         GENERAL: Alagasco is the largest natural gas distribution utility in the state of Alabama. Alagasco purchases natural gas through interstate and intrastate marketers and suppliers and distributes the purchased gas through its distribution facilities for sale to residential, commercial and industrial customers and other end-users of natural gas. Alagasco also provides transportation services to industrial and commercial customers located on its distribution system. These transportation customers, using Alagasco as their agent or acting on their own, purchase gas directly from producers, marketers or suppliers and arrange for delivery of the gas into the Alagasco distribution system; Alagasco charges a fee to transport this customer-owned gas through its distribution system to the customer's facility.

         Alagasco's service territory is located in central and parts of north Alabama and includes approximately 185 cities and communities in 27 counties. The aggregate population of the counties served by Alagasco is estimated to be 2.3 million. Among the cities served by Alagasco are Birmingham, the center of the largest metropolitan area in Alabama, and Montgomery, the state capital. During fiscal year 1999, Alagasco served an average of 425,937 residential customers and 35,111 commercial, industrial and transportation customers.

         The Alagasco distribution system includes approximately 9,180 miles of main and more than 10,650 miles of service lines, odorization and regulation facilities, and customer meters. Alagasco also operates two liquified natural gas (LNG) facilities that it uses to meet peak demand.

         APSC REGULATION: As an Alabama utility, Alagasco is subject to regulation by the Alabama Public Service Commission (APSC). Alagasco's rate-setting process, Rate Stabilization and Equalization (RSE), was established by the APSC in 1983, and extended with modifications in 1985, 1987 and 1990. On October 7, 1996, RSE was extended, without change, for a five-year period through January 1, 2002. Under the terms of the extension, RSE will continue after January 1, 2002, unless, after notice to the Company and a hearing, the APSC votes to modify or discontinue its operation. RSE replaced the traditional utility rate case with quarterly reviews and adjustments designed to give Alagasco an opportunity to earn a return on average equity at year-end within a designated range, which presently is 13.15 percent to 13.65 percent. Alagasco has earned at or near its allowed range since fiscal 1990 when the APSC modified RSE to include a forward-looking test year and approved a temperature adjustment rider to Alagasco's rate tariff.

         Under RSE as extended, the APSC conducts quarterly reviews to determine, based on Alagasco's projections and fiscal year-to-date performance, whether Alagasco's return on equity for the fiscal year will be within the allowed range. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each fiscal year, effective December 1, and cannot exceed 4 percent of prior-year revenues. RSE limits the utility's equity upon which a return is permitted to 60 percent of total capitalization and provides for certain cost control measures designed to monitor Alagasco?s operations and maintenance (O&M) expenses. If the change in O&M per customer falls within 1.25 percentage points above or below the Consumer Price Index for All Urban Customers (index range), no adjustment is required. If the change in O&M per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments.

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

         The APSC approved an Enhanced Stability Reserve (ESR), beginning fiscal year 1998, to which Alagasco may charge the full amount of: (1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one or a combination of two such events results in more than $200,000 of additional O&M expense during a fiscal year; and (2) individual industrial and commercial customer revenue losses that exceed $250,000 during the fiscal year, if such losses cause Alagasco's return on equity to fall below 13.15 percent. The APSC approved the reserve on October 6, 1998, in the amount of $3.9 million; the maximum approved funding level of the ESR is $4 million. Following a year in which a charge against the ESR is made, the APSC provides for accretions to the ESR in an amount of no more than $40,000 monthly until the maximum funding level is achieved. The APSC will re-evaluate the operation of the ESR following the conclusion of Alagasco's fiscal year 2000.

         GAS SUPPLY: Alagasco's distribution system is connected to and has firm transportation contracts with two major interstate pipeline systems ' Southern Natural Gas Company (Southern) and Transcontinental Gas Pipe Line Corporation (Transco). On Southern's system, Alagasco has 251,679 Mcfd (thousand cubic feet per day) of No-Notice Firm Transportation service through October 31, 2008, and 40,000 Mcfd and 92,373 Mcfd of Firm Transportation service through April 30, 2002 and October 31, 2008, respectively. Alagasco also has 12,464,074 Mcf of storage capacity on Southern's system, with a maximum withdrawal rate of 251,679 Mcfd from storage and a maximum injection rate of 95,878 Mcfd to storage. The Transco Firm Transportation contract, which expires October 31, 2002, provides for up to 100,000 Mcfd. As a result, Alagasco has a peak day firm interstate pipeline transportation capacity of 484,052 Mcfd.

         Alagasco purchases gas from various gas producers and marketers, including affiliates of Southern and Transco, and from certain intrastate producers and marketers. Alagasco has contracts in place to purchase up to 300,703 Mcfd of firm supply, of which 232,373 Mcfd is supported by firm transportation on the Transco and Southern systems and approximately 23,600 Mcfd is purchased at the city gate under intrastate firm supply contracts. These firm supply volumes along with Alagasco's maximum withdrawal from storage of 251,679 Mcfd and LNG peak-shaving capacity of 200,000 Mcfd, give Alagasco a peak day firm supply of 752,382 Mcfd. Alagasco also utilizes the Southern and Transco pipeline systems to access spot market gas in order to supplement its firm system supply and serve its industrial and large commercial transportation customers. Deliveries of sales and transportation gas totaled 102,769 million cubic feet (MMcf) in fiscal 1999.

         RATE FLEXIBILITY AND COMPETITION: The price of natural gas is a significant competitive factor in Alagasco's service territory, particularly among large commercial and industrial transportation customers. Propane, coal and fuel oil readily are available, and many industrial customers have the capability to switch to alternate fuels and/or alternate sources of gas. In the residential and small commercial and industrial markets, electricity is the principal competitor. With the support of the APSC, Alagasco has implemented a variety of flexible rate strategies to help it compete for the large customers' gas load in the deregulated marketplace. Rate flexibility remains critical as the utility faces competition for the large customer load. To date, the utility has been effective in utilizing its flexible rate strategies to minimize bypass and price-based switching to alternate fuels and alternate sources of gas.

         In 1994 Alagasco implemented the P Rate in response to the competitive challenge of interstate pipeline capacity release. Under this tariff provision, Alagasco releases much of its excess pipeline capacity and repurchases it as agent for its transportation customers under 12 month contracts. The transportation customers benefit from lower pipeline costs. Alagasco's core market customers benefit, as well, since the utility uses the revenues received from the P Rate to decrease gas costs for its residential and small commercial and industrial customers. In fiscal 1999, approximately 300 of Alagasco's transportation customers utilized the P Rate, and the resulting reduction in core market gas costs totaled approximately $9.2 million.

         The Competitive Fuel Clause (CFC) and Transportation Tariff also have been important to Alagasco's ability to compete effectively for customer load in its service territory. The CFC allows Alagasco to adjust large customer rates on a case-by-case basis to compete with alternate fuels and alternate sources of gas. The GSA rider to Alagasco's tariff allows the Company to recover the reduction in charges allowed under the CFC because the retention of any customer, particularly large commercial and industrial transportation customers, benefits all customers by recovering a portion of the system's fixed costs. The Transportation Tariff allows Alagasco to transport gas for customers rather than buy and resell it to them. The Transportation Tariff is based on Alagasco's sales profit margin, so operating margins are unaffected. During 1999 substantially all of Alagasco's large commercial and industrial customer deliveries were the transportation of customer-owned gas. In addition, Alagasco served as gas purchasing agent for approximately 99 percent of its transportation customers. Alagasco also uses long-term special contracts as a vehicle for retaining large customer load. At the end of fiscal year 1999, 40 of the utility's largest commercial and industrial transportation customers were under special contracts of varying lengths.

         Natural gas service available to Alagasco customers falls into two broad categories: interruptible and firm. Interruptible service contractually is subject to interruption by Alagasco for various reasons; the most common occurrence is curtailment of industrial customers during periods of peak core market heating demand. Interruptible service typically is provided to large commercial and industrial transportation customers that can reduce their gas consumption by adjusting production schedules or by switching to alternate fuels for the duration of the service interruption. More expensive firm service, on the other hand, generally is not subject to interruption and is provided to residential and small commercial and industrial customers; these core market customers depend on natural gas primarily for space heating.

         GROWTH: Customer growth presents a major challenge for Alagasco, given its mature, slow-growth service area. Alagasco serves approximately 70 percent of the potential customers located along its lines, and it consistently achieves penetration rates over 85 percent in the new single-family housing market. In fiscal year 1999, Alagasco had customer growth of approximately 1 percent. For fiscal year 2000, Alagasco will be working hard to increase gas usage by focusing on conversion prospects and by promoting, in addition to gas furnaces and water heaters, other energy-efficient natural gas products such as fireplace logs, outdoor gaslights, grills, ovens and cooktops. Beyond 2000, Alagasco will assess the potential for distributed generation in its service area and pursue opportunities to invest in revenue-generating or cost-saving projects.

         A vehicle for supplementing Alagasco's normal growth continues to be Alagasco's municipal acquisition program. Since 1985, Alagasco has acquired 22 municipally owned systems, adding more than 42,000 customers through initial system purchases and subsequent customer additions. Approximately 78 municipal systems remain in Alabama. Although Alagasco has not acquired any new municipal gas systems since 1996, it continues to pursue the purchase of municipal gas systems, and company management believes that such acquisitions offer future growth opportunities.

         WEATHER: Alagasco's gas distribution business is highly seasonal since a material portion of the utility's total sales and delivery volumes is to customers (principally residential and small commercial and industrial) whose use varies depending upon temperature. Alagasco's rate tariff includes a temperature adjustment rider for certain core market customers which is designed to mitigate the effect of departures from normal temperature on Alagasco's earnings. The calculation is performed monthly, and adjustments are made to customers' bills in the actual month the weather variation occurs.

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

         OTHER: For a discussion of risks inherent in the Company's businesses, see Management's Discussion and Analysis in the 1999 Annual Report to Shareholders (pages 31 and 32), which is attached, herein, as Part IV,
         Item 14, Exhibit 13.

-        OIL AND GAS OPERATIONS

         GENERAL: Energen's oil and gas operations focus on increasing production and adding proved reserves through the acquisition and exploitation of oil and gas properties with varying levels of development potential. To a lesser extent, Energen Resources explores for and develops new reservoirs, primarily in areas in which it has an operating presence. Energen Resources also provides operating services in the Black Warrior Basin in Alabama for its partners and third parties. All current oil and gas operations are located in the continental United States.

         At the end of fiscal year 1999, Energen Resources' inventory of proved oil and gas reserves had reached a major milestone, breaking the 1 trillion cubic feet equivalent mark. Approximately 93 percent of the company's

         1,020 billion cubic feet equivalent (Bcfe) of reserves are located in the San Juan Basin in New Mexico, the Black Warrior Basin in Alabama, the Permian Basin in west Texas, and the north Louisiana/east Texas region. Management believes that Energen Resources' reserve base is conservative in nature, with more than 78 percent of year-end reserves classified as proved developed; in addition, the reserve base is long-lived, with a reserves-to-production ratio of 13 at fiscal yearend. Natural gas represents approximately 73 percent of Energen Resources' reserves, with oil and natural gas liquids comprising the balance.

         GROWTH STRATEGY: Energen has completed four years under an aggressive strategy to grow its non-regulated oil and gas operations. Since the end of fiscal year 1995, Energen Resources has invested approximately $500 million in property acquisitions, $120 million in related development, and $80 million in exploration and associated development. As a result, its proved reserves have increased 972 percent, and its oil and gas production has increased more than 600 percent to over 77 Bcfe. Over the next five years, Energen Resources plans to spend an estimated $1.1 billion, including $750 million to acquire producing properties, $260 million to exploit existing and newly acquired properties, and $60 million for exploration and associated development.

         Energen Resources' approach to the oil and gas business calls for the company to pursue onshore North American property acquisitions which offer significant amounts of proved undeveloped (PUD) and/or behind-pipe reserves as well as operational enhancement potential. Energen Resources prefers gas to oil properties, long-lived reserves and operated properties that offer multiple pay-zone exploitation opportunities. While preferring these criteria, Energen Resources does not preclude possible acquisitions of properties that otherwise meet its investment requirements.

         Energen Resources' most recent property acquisition was the October 1998 purchase of TOTAL Minatome Corporation (TOTAL). Simultaneously upon closing the transaction, Energen Resources sold a 31 percent undivided interest in TOTAL's net assets to Westport Oil and Gas Company, Inc. Energen Resources' net adjusted price totaled approximately $137.5 million, including the assumption of certain legal and financial obligations, and net reserves acquired totaled approximately 200 Bcfe.

         Following an acquisition, Energen Resources focuses on increasing production and reserves through aggressive exploitation of the properties' PUD and behind-pipe reserve potential. These exploitation activities include development well drilling, behind-pipe recompletions, workovers, secondary recovery and operational enhancements. Energen Resources prefers to operate its properties in order to better control the nature and pace of exploitation activities. Energen Resources' exploitation activities can result in the addition of new reserves as well as serve to reclassify undeveloped reserves as developed ones.

         In the San Juan Basin, where Energen Resources acquired approximately 319 Bcfe of natural gas and natural gas liquids in 1997, the company's exploitation efforts have added more than 170 Bcfe of reserves. Energen Resources also significantly increased its exploitation prospects with the acquisition of TOTAL's reserves which were approximately 45 percent PUDs and/or behind-pipe.

         In fiscal year 1999, Energen Resources' exploitation program added approximately 120 Bcfe of proved reserves. The company drilled 88 successful development wells, performed 45 successful well recompletions and conducted other performance-related enhancements such that its exploitation-generated reserves more than replaced the company's production of 77.2 Bcfe.

         Most of Energen Resources' coalbed methane production generates nonconventional fuels tax credits through December 31, 2002, when the credits expire. In fiscal 1999, Energen Resources' nonconventional fuels tax credits totaled $14.8 million; and, in fiscal year 2002, Energen Resources expects to generate more than $11.5 million of the production credits. These credits have been instrumental in Energen Resources' successful development of large-scale coalbed methane projects in the Black Warrior Basin. As the tax credit expiration date approaches, Energen Resources' goal is to replace the tax credits with long-term, revenue-generating assets in a manner that does not negatively affect corporate earnings in fiscal year 2003 and beyond.

         RISK MANAGEMENT: Energen Resources attempts to lower the risk associated with its oil and gas business. A key component of the company's efforts to manage risk is its acquisition versus exploration orientation and its preference for long-lived reserves. To help reduce short-term commodity price risk, Energen Resources uses market-driven pricing estimates and hedging strategies. In pursuing an acquisition, Energen Resources uses in its evaluation models the then-current oil and gas futures prices, the prevailing swap curve and, for the longer-term, its own pricing assumptions. After a purchase, Energen Resources may use futures, swaps and/or fixed-price contracts to hedge targeted prices on a portion of the acquisition's flowing production. Typically, where used, such acquisition related hedges have been for 12 to 36 months. On an on-going basis, Energen Resources may hedge up to 80 percent of its flowing production in any given fiscal year depending on its pricing outlook. For fiscal 2000, Energen Resources has entered into contracts and swaps for 41.6 Bcf of its flowing gas production at an average contract price (before basis differentials) of $2.45 per Mcf and 1,732 MBbl of its oil production at an average contract price of $17.51 per barrel. In addition, the Company has hedged the basis difference on 12 Bcf of its fiscal 2000 San Juan Basin production. For fiscal 2001, Energen Resources entered into contracts and swaps for
         14.6 Bcf of its flowing gas production at an average contract price (before basis differentials) of $2.55 per Mcf. (See Item 7a, Quantitative and Qualitative Disclosures About Market Risk, and the Forward-Looking Statements and Risk in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further discussion with respect to price and other risk.)

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

         OTHER: For a discussion of risks inherent in the Company's businesses, see Management's Discussion and Analysis in the 1999 Annual Report to Shareholders (pages 31 and 32) which is attached herein as Part IV,
         Item 14, Exhibit 13.

EMPLOYEES

The Company has 1,399 employees; Alagasco employs 1,199; Energen Resources employs 189; and Energen's other subsidiaries employ 11.

ITEM 2.  PROPERTIES

The corporate headquarters of Energen, Alagasco and Energen Resources are located in leased office space in Birmingham, Alabama. In addition to its corporate headquarters in Birmingham, Energen Resources maintains leased offices in Houston and Midland, Texas, and in Farmington, New Mexico.

The properties of Alagasco consist primarily of its gas distribution system, which includes more than 9,180 miles of main, more than 10,650 miles of service lines, odorization and regulation facilities, and customer meters. Alagasco also has two liquified natural gas facilities, seven division offices, eight payment centers, five district offices, nine service centers, and other related property and equipment, some of which are leased by Alagasco. For a further description of Alagasco's properties, see discussion under Item 1--Business.

For a description of Energen Resources' oil and gas properties, see the discussion under Item 1--Business. Information concerning Energen Resources' production, reserves and development is included in Note 16, Oil and Gas Producing Activities (unaudited), to the Consolidated Financial Statements which is incorporated by reference from the 1999 Annual Report to Shareholders and included in Part IV, Item 14, Exhibit 13, herein. The proved reserve estimates are consistent with comparable reserve estimates filed by Energen Resources with any federal authority or agency.

ITEM 3.  LEGAL PROCEEDINGS

Energen and its affiliates are, from time to time, parties to various pending or threatened legal proceedings. Certain of these lawsuits include claims for punitive damages in addition to other specific relief. Based upon information presently available and in light of available legal and other defenses, contingent liabilities arising from threatened and pending litigation are not considered material in relation to the respective financial positions of Energen and its affiliates. It should be noted, however, that Energen and its affiliates conduct business in Alabama and other jurisdictions in which the magnitude and frequency of punitive damage awards may bear little or no relation to culpability or actual damages thus making it difficult to predict litigation results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANTS

ENERGEN CORPORATION

       Name                  Age                     Position (1)
       ----                  ---                     ------------
Wm. Michael Warren, Jr.      52     Chairman of the Board
                                    President and Chief Executive Officer (2)

Geoffrey C. Ketcham          48     Executive Vice President, Chief Financial
                                    Officer and Treasurer (3)

Gary C. Youngblood           56     President and Chief Operating Officer of
                                    Alagasco (4)

James T. McManus             41     President and Chief Operating Officer of
                                    Energen Resources (5)

Dudley C. Reynolds           46     General Counsel and Secretary (6)


J. David Woodruff, Jr.       43     Vice President-Legal and Assistant Secretary
                                    and Vice President-Corporate Development (7)

Grace B. Carr                44     Controller (8)


NOTES:   (1)      All executive officers of Energen except for Ms. Carr have been employed by Energen or a subsidiary for the past five years. Officers serve at the pleasure of its Board of
                  Directors.

         (2) Mr. Warren has been employed by the Company in various capacities since 1983. In January 1992 he was elected
                  President and Chief Operating Officer of Energen and all of its subsidiaries, in October 1995 he was elected Chief
                  Executive Officer of Alagasco and Energen Resources, in
                  February 1997 he was elected Chief Executive Officer of
                  Energen, and effective January 1, 1998, he was elected
                  Chairman of the Board of Energen and each of its subsidiaries.
                  Mr. Warren serves as a Director of Energen and each of its subsidiaries.

         (3) Mr. Ketcham has been employed by the Company in various capacities since 1981. He has served as Executive Vice
                  President, Chief Financial Officer and Treasurer of Energen and each of its subsidiaries since April 1991.

         (4) Mr. Youngblood has been employed by the Company in various capacities since 1969. He was elected Executive Vice President of Alagasco in October 1993, Chief Operating Officer of
                  Alagasco in October 1995, and President of Alagasco in April
                  1997.

         (5) Mr. McManus has been employed by the Company in various capacities since 1986. He was elected Vice President-Finance and Corporate Development of Energen and Vice
                  President-Finance and Planning of Alagasco in April 1991. He was elected Executive Vice President and Chief Operating
                  Officer of Energen Resources in October 1995 and President of
                  Energen Resources in April 1997.

         (6) Mr. Reynolds has been employed by the Company in various capacities since 1980. He has served as General Counsel and Secretary of Energen and each of its subsidiaries since April
                  1991.

         (7) Mr. Woodruff has been employed by the Company in various capacities since 1986. He has served as Vice President-Legal and Assistant Secretary of Energen and each of its subsidiaries since April 1991 and as Vice President-Corporate
                  Development of Energen since October 1995.

         (8) Ms. Carr was employed by the Company in various capacities from January 1985 to April 1989. She was not employed from April 1989 through December 1997. She was elected Controller of Energen in January 1998.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information regarding Energen's common stock and the frequency and amount of dividends paid during the past two years with respect to such stock is incorporated by reference from the 1999 Annual Report to Shareholders, page 32, and is included in Part IV, Item 14, Exhibit 13, herein. At December 10, 1999, there were approximately 9,000 holders of record of Energen's common stock. For restrictions on Energen's present and future ability to pay dividends, see Note 3 to the Consolidated Financial Statements which is incorporated by reference from the 1999 Annual Report to Shareholders and included in Part IV, Item 14,
Exhibit 13, herein.

At the date of this filing, Energen Corporation owns all the issued and outstanding common stock of Alabama Gas Corporation.

ITEM 6.  SELECTED FINANCIAL DATA

The information regarding selected financial data is incorporated by reference from the 1999 Annual Report to Shareholders, pages 58-59, and is included in
Part IV, Item 14, Exhibit 13, herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This information is incorporated by reference from the 1999 Annual Report to Shareholders, pages 25-32, and is included in Part IV, Item 14, Exhibit 13, herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Energen Resources' major market risk exposure is in the pricing applicable to its oil, gas and natural gas liquids production. Historically, prices received have been volatile because of seasonal weather patterns, national supply and demand factors and general economic conditions. Crude oil prices are also affected by quality differentials, by worldwide political developments and by actions of the Organization of Petroleum Exporting Countries. Basis differentials, like the underlying commodity prices, can be volatile because of regional supply and demand factors, including seasonal factors and the availability and price of transportation to consuming areas.

Energen Resources enters into derivative commodity instruments to hedge its exposure to oil and gas price fluctuations. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange and over-the-counter swaps and basis hedges with major energy derivative product specialists. All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. These transactions are accounted for under the hedge method of accounting. Under this method, any unrealized gains and losses are recorded as a current receivable/payable with a corresponding deferred gain/loss. Realized gains and losses are deferred as current liabilities or assets until the revenues from the related hedged volumes are recognized in the income statement. Cash flows from derivative instruments are recognized as incurred through changes in working capital. The Company had deferred losses of $16.5 million and deferred gains of $0.6 million on the balance sheet at September 30, 1999, and September 30, 1998, respectively.

The Company uses a sensitivity analysis to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on the fair value of its derivative instruments. This analysis measures the impact on the commodity derivative instruments and, thereby, does not consider the underlying exposure related to the commodity. At September 30, 1999, the Company estimates that a 10 percent change in the underlying commodities prices would result in a $12.1 million change in the fair value of open derivative contracts; however, gains and losses on derivative contracts are expected to be similarly offset by sales at the spot market price. Due to the short duration of the contracts, time value of money is ignored. The hypothetical change in fair value is calculated by multiplying the difference between the hypothetical price and the contractual price by the contractual volumes and does not include the variance in basis difference or the impact of related taxes on actual cash prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item for Energen Corporation and subsidiaries is incorporated by reference from the 1999 Annual Report to Shareholders and is included in Part IV, Item 14, Exhibit 13, herein. The information required by this item for Alabama Gas Corporation is contained in Part IV, Item 14, herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Information regarding the executive officers of Energen is included in Part I. The other information required by Item 10 is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Shareholders to be held January 26, 2000. The proxy statement will be filed on or about December 22, 1999.

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Shareholders to be held January 26, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The information regarding the security ownership of the beneficial owners of more than five percent of Energen's common stock is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Shareholders to be held January 26, 2000.

B.  SECURITY OWNERSHIP OF MANAGEMENT

     The information regarding the security ownership of management is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Shareholders to be held January 26, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Shareholders to be held January 26, 2000.

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

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                               ENERGEN CORPORATION
                                  (Registrant)


                             ALABAMA GAS CORPORATION
                                  (Registrant)



     December 17, 1999              /s/Wm. Michael Warren, Jr.
-------------------------           --------------------------------------------
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

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrants and in the capacities and on the dates indicated:



     December 17, 1999              /s/Wm. Michael Warren, Jr.
----------------------------        --------------------------------------------
         DATE                       Wm. Michael Warren, Jr.
                                    Chairman, President and Chief Executive
                                    Officer of Energen Corporation, Chairman and
                                    Chief Executive Officer of Alabama Gas
                                    Corporation


     December 17, 1999              /s/Geoffrey C. Ketcham
----------------------------        --------------------------------------------
         DATE                       Geoffrey C. Ketcham
                                    Executive Vice President, Chief Financial
                                    Officer and Treasurer of Energen Corporation
                                    and Alabama Gas Corporation


    December 17, 1999               /s/Grace B. Carr
----------------------------        --------------------------------------------
         DATE                       Grace B. Carr
                                    Controller of Energen Corporation


     December 17, 1999              /s/Paula H. Rushing
----------------------------        --------------------------------------------
         DATE                       Paula H. Rushing
                                    Vice President-Finance of Alabama Gas
                                    Corporation


    December 17, 1999               /s/J. Mason Davis, Jr.
----------------------------        --------------------------------------------
         DATE                       J. Mason Davis, Jr.
                                    Director


    December 17, 1999               /s/Julian W. Banton
----------------------------        --------------------------------------------
         DATE                       Julian W. Banton
                                    Director


     December 17, 1999              /s/James S. M. French
----------------------------        --------------------------------------------
         DATE                       James S. M. French
                                    Director


     December 17, 1999              /s/Rex J. Lysinger
----------------------------        --------------------------------------------
         DATE                       Rex J Lysinger
                                    Director

                               ENERGEN CORPORATION
                             ALABAMA GAS CORPORATION
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                   ITEM 14(A)

                                                                             Reference Page
                                                                             --------------
                                                                                      1999
                                                                              1999   Annual
                                                                              10-K   Report
                                                                              ----   ------
1.   Financial Statements

     ENERGEN CORPORATION

            Report of Independent Certified Public Accountants ...............          57

            Consolidated Statements of Income for the years ended
            September 30, 1999, 1998 and 1997 ................................          33

            Consolidated Balance Sheets as of September 30, 1999 and 1998 ....          34

            Consolidated Statements of Shareholders' Equity for the years
            ended September 30, 1999, 1998 and 1997 ..........................          36

            Consolidated Statements of Cash Flows for the years ended
            September 30, 1999, 1998 and 1997 ................................          37

            Notes to Consolidated Financial Statements .......................          38

     ALABAMA GAS CORPORATION

            Report of Independent Certified Public Accountants ...............  22

            Statements of Income for the years ended
            September 30, 1999, 1998 and 1997 ................................  23

            Balance Sheets as of September 30, 1999 and 1998 .................  24

            Statements of Shareholder's Equity for the years ended
            September 30, 1999, 1998 and 1997 ................................  26

            Statements of Cash Flows for the years ended
            September 30, 1999, 1998 and 1997 ................................  27

            Notes to Financial Statements ....................................  28

                                                                               Reference Page
                                                                               --------------
                                                                                       1999
                                                                                 1999  Annual
                                                                                 10-K  Report
                                                                                 ----  ------
2.   Financial Statement Schedules

     ENERGEN CORPORATION

            Report of Independent Certified Public Accountants ...............    37

            Schedule II Valuation and Qualifying Accounts ....................    38

     ALABAMA GAS CORPORATION

            Schedule II Valuation and Qualifying Accounts ....................    39


Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

                               ENERGEN CORPORATION
                             ALABAMA GAS CORPORATION
                                INDEX TO EXHIBITS
                                  ITEM 14(A)(3)

Exhibit
Number                     Description
------                     -----------
 *3(a)   Restated Certificate of Incorporation of Energen Corporation
         (composite, as amended February 2, 1998) which was filed as Exhibit
         3(a) to Energen's Annual Report on Form 10-K for the year ended
         September 30, 1998 (File No. 1-7810)

*3(b)    Articles of Amendment to Restated Certificate of Incorporation of
         Energen, designating Series 1998 Junior Participating Preferred Stock
         (July 27, 1998) which was filed as Exhibit 4(b) to Energen's Post
         Effective Amendment No. 1 to Registration Statement on Form S-3
         (Registration No. 333-00395)

 *3(c) Bylaws of Energen Corporation (as amended through July 22, 1998) which was filed as Exhibit 3(c) to Energen's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-7810)

*3(d) Articles of Amendment and Restatement of the Articles of Incorporation of Alabama Gas Corporation, dated September 27, 1995, which was filed as Exhibit 3(i) to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995, (file No. 1-7810)

 *3(e) By-Laws of Alabama Gas Corporation (as amended through July 22, 1998) which was filed as Exhibit 3(e) to Energen's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-7810)

*4(a)    Rights Agreement, dated as of July 27, 1998, between Energen
         Corporation and First Chicago Trust Company of New York, Rights Agent, which was filed as Exhibit 1 to Energen's Registration Statement on Form 8-A, dated July 10, 1998 (File No. 1-7810)

*4(b)    Indenture, dated as of January 1, 1992, between Energen Corporation and
         Boatmen's Trust Company, Trustee, which was filed as Exhibit 4 to
         Energen's Amendment No. 1 to Registration Statement on Form S-3
         (Registration No. 33-44936)

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

*4(e)    First Supplemental Indenture, dated as of September 5, 1997, between
         Energen Corporation and The Bank of New York, Trustee, to Indenture dated as of March 1, 1993, which was filed as Exhibit 4(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
         December 31, 1997 (File No. 1-7810)



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

*10(a)   Form of Service Agreement Under Rate Schedule CSS (No. S10710), between
         Southern Natural Gas Company and Alabama Gas Corporation which was filed as Exhibit 10(a) to Energen's Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 1-7810)

*10(b) Form of Service Agreement Under Rate Schedule FT-NN (No. 866941), between Southern Natural Gas Company and Alabama Gas Corporation which was filed as Exhibit 10(c) to Energen's Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 1-7810)

10(c)    Form of Executive Retirement Supplement Agreement between Energen
         Corporation and it's executive officers

10(d) Form of Severance Compensation Agreement between Energen Corporation and it's executive officers

*10(e)   Energen Corporation 1988 Stock Option Plan (as amended November 25,
         1997) which was filed as Exhibit 10(e) to Energen's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-7810)

10(f) Energen Corporation 1992 Long-Range Performance Share Plan (as amended effective October 1, 1999).

10(g)    Energen Corporation 1997 Stock Incentive Plan (as amended effective
         October 1, 1999)

10(h) Energen Corporation 1997 Deferred Compensation Plan (as amended effective October 1, 1999)

*10(i)   Energen Corporation 1992 Directors Stock Plan (as amended April 25,
         1997) which was filed as Exhibit 10(i) to Energen's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-7810)

*10(k) Energen Corporation Annual Incentive Compensation Plan, Revised 5/90, as amended effective October 1, 1993, which was filed as Exhibit 10(m) to Energen's Annual Report on Form 10-K for the year ended September
         30, 1994 (File No. 1-7810)

13       Energen Corporation 1999 Annual Report to Shareholders (pages 25-61)

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

27.2 Financial Data Schedule of Alabama Gas Corporation (for SEC purposes only)

*Incorporated by reference

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF ALABAMA GAS CORPORATION:

In our opinion, the accompanying financial statements of Alabama Gas Corporation listed in the index on page 18 of this Form 10-K present fairly, in all material respects, the financial position of Alabama Gas Corporation at September 30, 1999 and 1998, and the results of its operations and cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index on page 19 of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Birmingham, Alabama
October 27, 1999

STATEMENTS OF INCOME
ALABAMA GAS CORPORATION



=====================================================================================

YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)           1999          1998         1997
=====================================================================================

OPERATING REVENUES                              $ 325,554     $ 369,940     $ 362,984
-------------------------------------------------------------------------------------

OPERATING EXPENSES
Cost of gas                                       126,264       176,124       177,837
Operations and maintenance                        100,478        98,897        96,211
Depreciation                                       26,730        25,153        23,486
Income taxes
    Current                                        15,748        16,801        11,223
    Deferred, net                                  (2,137)       (4,932)         (618)
    Deferred investment tax credits, net             (448)         (469)         (487)
Taxes, other than income taxes                     25,517        28,103        26,658
-------------------------------------------------------------------------------------


       Total operating expenses                   292,152       339,677       334,310
-------------------------------------------------------------------------------------


OPERATING INCOME                                   33,402        30,263        28,674
-------------------------------------------------------------------------------------


OTHER INCOME (EXPENSE)
Allowance for funds used during construction          374           400           490
Other, net                                           (113)          145           215
-------------------------------------------------------------------------------------


       Total other income                             261           545           705
-------------------------------------------------------------------------------------


INTEREST CHARGES
Interest on long-term debt                          8,614         8,843         8,843
Other interest expense                              1,752         1,378         1,966
-------------------------------------------------------------------------------------


       Total interest charges                      10,366        10,221        10,809
-------------------------------------------------------------------------------------


NET INCOME                                      $  23,297     $  20,587     $  18,570
=====================================================================================









The accompanying Notes to Financial Statements are an integral part of these statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION

================================================================================

AS OF SEPTEMBER 30, (IN THOUSANDS)               1999                1998
================================================================================
ASSETS
PROPERTY, PLANT AND EQUIPMENT
Utility plant                                 $ 645,596           $ 632,165
Less accumulated depreciation                   328,775             307,488
--------------------------------------------------------------------------------

    Utility plant, net                          316,821             324,677
--------------------------------------------------------------------------------


Other property, net                                 298                 318
--------------------------------------------------------------------------------


CURRENT ASSETS
Cash                                                533               1,222
Accounts receivable
    Gas                                          37,157              32,191
    Merchandise                                   2,283               2,362
    Other                                         1,966               1,621
    Affiliated companies                         20,654                  --
    Allowance for doubtful accounts              (4,532)             (3,482)
Inventories, at average cost
    Storage gas inventory                        24,722              21,237
    Materials and supplies                        5,024               5,533
    Liquified natural gas in storage              3,318               3,381
Deferred gas costs                                2,305               1,774
Deferred income taxes                            11,621              10,470
Prepayments and other                             4,652               2,112
--------------------------------------------------------------------------------


       Total current assets                     109,703              78,421
--------------------------------------------------------------------------------


DEFERRED CHARGES AND OTHER ASSETS                 3,833               4,733
--------------------------------------------------------------------------------


TOTAL ASSETS                                  $ 430,655           $ 408,149
================================================================================









The accompanying Notes to Financial Statements are an integral part of these statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION

================================================================================

AS OF SEPTEMBER 30, (IN THOUSANDS)                         1999          1998
================================================================================

CAPITAL AND LIABILITIES
CAPITALIZATION
Common shareholder's equity
    Common stock, $0.01 par value; 3,000,000 shares
       authorized, 1,972,052 shares outstanding at
       September 30, 1999 and 1998, respectively         $     20      $     20
    Premium on capital stock                               31,682        31,682
    Capital surplus                                         2,802         2,802
    Retained earnings                                     143,502       120,205
--------------------------------------------------------------------------------


    Total common shareholder's equity                     178,006       154,709
Long-term debt                                            119,650       119,650
--------------------------------------------------------------------------------


       Total capitalization                               297,656       274,359
--------------------------------------------------------------------------------


CURRENT LIABILITIES
Long-term debt due within one year                             --         5,350
Notes payable to banks                                         --        15,000
Accounts payable
    Trade                                                  36,985        23,217
    Affiliated companies                                       --         2,738
Accrued taxes                                              18,799        19,428
Customers' deposits                                        16,301        16,344
Amounts due customers                                      18,576        12,070
Accrued wages and benefits                                  9,663         4,217
Other                                                      10,847        11,915
--------------------------------------------------------------------------------


       Total current liabilities                          111,171       110,279
--------------------------------------------------------------------------------


DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                      16,689        17,136
Accumulated deferred investment tax credits                 2,213         2,661
Regulatory liability                                        2,112         2,910
Customer advances for construction and other                  814           804
--------------------------------------------------------------------------------


       Total deferred credits and other liabilities        21,828        23,511
--------------------------------------------------------------------------------

TOTAL CAPITAL AND LIABILITIES                            $430,655      $408,149
================================================================================









The accompanying Notes to Financial Statements are an integral part of these statements.

STATEMENTS OF SHAREHOLDER'S EQUITY
ALABAMA GAS CORPORATION

=================================================================================================

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
=================================================================================================
                                    COMMON STOCK
                                  ------------------
                                  NUMBER OF     PAR         PREMIUM ON       CAPITAL     RETAINED
                                   SHARES      VALUE       CAPITAL STOCK     SURPLUS     EARNINGS
-------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1996      1,972,052   $  20        $ 31,682      $   2,802      $ 95,044
Net income                                                                                 18,570
Cash dividends                                                                             (6,720)
-------------------------------------------------------------------------------------------------


BALANCE AT SEPTEMBER 30, 1997      1,972,052      20          31,682          2,802       106,894
Net income                                                                                 20,587
Cash dividends                                                                             (7,276)
-------------------------------------------------------------------------------------------------


BALANCE AT SEPTEMBER 30, 1998      1,972,052      20          31,682          2,802       120,205
Net income                                                                                 23,297
-------------------------------------------------------------------------------------------------


BALANCE AT SEPTEMBER 30, 1999      1,972,052   $  20       $  31,682      $   2,802     $ 143,502
=================================================================================================








The accompanying Notes to Financial Statements are an integral part of these statements.

STATEMENTS OF CASH FLOWS
ALABAMA GAS CORPORATION


======================================================================================================

YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)                          1999           1998           1997
======================================================================================================
OPERATING ACTIVITIES
Net income                                                      $ 23,297       $ 20,587       $ 18,570
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                 26,730         25,153         23,486
    Deferred income taxes, net                                    (2,137)        (4,932)          (618)
    Deferred investment tax credits                                 (448)          (469)          (487)
    Net change in:
       Accounts receivable                                        (4,182)         3,693         (7,686)
       Inventories                                                (2,913)         4,237          2,071
       Deferred gas costs                                           (531)           738           (537)
       Accounts payable - gas purchases                           14,115         (7,466)         5,758
       Accounts payable - trade                                     (347)         1,760           (593)
       Amounts due customers                                       6,695          4,723         (9,810)
       Other current assets and liabilities                        1,198          9,129         (5,202)
    Other, net                                                      (583)           530          1,124
------------------------------------------------------------------------------------------------------


       Net cash provided by operating activities                  60,894         57,683         26,076
------------------------------------------------------------------------------------------------------


INVESTING ACTIVITIES
Additions to property, plant and equipment                       (45,390)       (53,581)       (43,724)
Net advances (to) from parent company                            (23,392)        (2,246)        14,054
Proceeds from sale of assets                                      27,000             --             --
Other, net                                                           549             62          1,091
------------------------------------------------------------------------------------------------------


       Net cash used in investing activities                     (41,233)       (55,765)       (28,579)
------------------------------------------------------------------------------------------------------


FINANCING ACTIVITIES
Payment of dividends on common stock                                  --         (7,276)        (6,720)
Reduction of long-term debt                                       (5,350)            --             --
Net change in short-term debt                                    (15,000)         4,000         11,000
------------------------------------------------------------------------------------------------------


       Net cash provided by (used in) financing activities       (20,350)        (3,276)         4,280
------------------------------------------------------------------------------------------------------


Net change in cash and cash equivalents                             (689)        (1,358)         1,777
Cash and cash equivalents at beginning of period                   1,222          2,580            803
------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                      $    533       $  1,222       $  2,580
======================================================================================================









The accompanying Notes to Financial Statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================

Alabama Gas Corporation (Alagasco), a wholly-owned subsidiary of Energen Corporation (the Company), is the largest natural gas distribution utility in the State of Alabama, serving customers primarily in central and parts of north Alabama. The following is a description of its significant accounting policies and practices.

A. UTILITY PLANT AND DEPRECIATION: Property, plant and equipment is stated at cost. The cost of utility plant includes an allowance for funds used during construction. Maintenance is charged for the cost of normal repairs and the renewal or replacement of an item of property which is less than a retirement unit. When property which represents a retirement unit is replaced or removed, the cost of such property is credited to utility plant and, together with the cost of removal less salvage, is charged to the accumulated reserve for depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of utility property at rates established by the Alabama Public Service Commission (APSC). Approved depreciation rates averaged approximately 4.5 percent in 1999 and 4.4 percent in 1998 and 1997.

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

E. INCOME TAXES: Alagasco files a consolidated federal income tax return with its parent. Consolidated federal income taxes are allocated to the appropriate subsidiaries using the separate return method. Alagasco uses the liability method of accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years to which those temporary differences are expected to be recovered or settled. Investment tax credits have been deferred and are being amortized over the lives of the related assets.

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

2.       REGULATORY MATTERS
================================================================================

As an Alabama utility, Alagasco is subject to regulation by the APSC which, in 1983, established the Rate Stabilization and Equalization (RSE) rate-setting process. RSE was extended with modifications in 1985, 1987 and 1990. On October 7, 1996, RSE was extended, without change, for a five-year period through January 1, 2002. Under the terms of that extension, RSE will continue after January 1, 2002, unless, after notice to the Company and a hearing, the Commission votes to either modify or discontinue its operation. Under RSE as extended, the APSC conducts quarterly reviews to determine, based on Alagasco's projections and fiscal year-to-date performance, whether Alagasco's return on equity for the fiscal year will be within the allowed range of 13.15 percent to 13.65 percent. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each fiscal year, effective December 1, and cannot exceed 4 percent of prior-year revenues. RSE limits the utility's equity upon which a return is permitted to 60 percent of total capitalization and provides for certain cost control measures designed to monitor Alagasco's operations and maintenance (O&M) expense. If the change in O&M expense per customer falls within 1.25 percentage points above or below the Consumer Price Index For All Urban Customers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. In fiscal 1999, the increase in O&M expense per customer was below the index range; as a result the utility benefited by $0.7 million. Under RSE as extended, a $4.5 million and a $6.6 million annual increase in revenue became effective December 1, 1999 and 1998, respectively. An $11.8 million annual increase in revenue became effective December 1, 1997, with a $2.5 million annual decrease in revenue effective July 1, 1998.

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

The APSC approved an Enhanced Stability Reserve (ESR), beginning fiscal year 1998, to which Alagasco may charge the full amount of: (1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one or a combination of two such events results in more than $200,000 of additional O&M expense during a fiscal year; and (2) individual industrial and commercial customer revenue losses that exceed $250,000 during the fiscal year if such losses cause Alagasco's return on equity to fall below
13.15 percent. The APSC approved the reserve on October 6, 1998, in the amount of $3.9 million; the maximum approved funding level of the ESR is $4 million. Following a year in which a charge against the ESR is made, the APSC provides for accretions to the ESR of no more than $40,000 monthly until the maximum funding level is achieved. The APSC will re-evaluate the operation of the ESR following the conclusion of Alagasco's fiscal year 2000.

In accordance with APSC-directed regulatory accounting procedures, Alagasco in 1989 began returning to customers excess utility deferred taxes which resulted from a reduction in the federal statutory tax rate from 46 percent to 34 percent using the average rate assumption method. This method provides for the return to ratepayers of excess deferred taxes over the lives of the related assets. In 1993 those excess taxes were reduced as a result of a federal tax rate increase from 34 percent to 35 percent. Remaining excess utility deferred taxes of $1.7 million are being returned to ratepayers over approximately 11 years. At September 30, 1999 and 1998, a regulatory liability related to income taxes of $2.1 million and $2.9 million, respectively, was included in the consolidated financial statements.

As of November 1, 1998, the Company offered a Voluntary Early Retirement Program to certain eligible employees. The APSC has allowed these costs to be amortized over a three-year period. At September 30, 1999, a regulatory asset of $2.4 million for costs associated with the early retirement program is included in the financial statements.

The excess of total acquisition costs over book value of net assets of acquired municipal gas distribution systems is included in utility plant and is being amortized on a straight-line basis over approximately 23 years. At September 30, 1999 and 1998, the net acquisition adjustment was $14.4 million and $15.4 million, respectively.

3.       LONG-TERM DEBT AND NOTES PAYABLE

=====================================================================================

Long-term debt of Alagasco consists of the following:
-------------------------------------------------------------------------------------

As of September 30, (in thousands)                                  1999       1998
-------------------------------------------------------------------------------------

Medium-term Notes, interest ranging from 5.85% to 7.97%,
   for notes redeemable December 16, 2000, to September 23, 2026  $119,650   $125,000
Less amounts due within one year                                         -      5,350
-------------------------------------------------------------------------------------
  Total                                                           $119,650   $119,650
=====================================================================================

The aggregate maturities of Alagasco long-term debt for the next five years are as follows:

=====================================================================================
                    Years ending September 30, (in thousands)
=====================================================================================
     2000            2001          2002           2003                2004
-------------------------------------------------------------------------------------
    $   -          $ 4,650       $ 5,000        $ 5,000             $ 10,000
=====================================================================================


Energen has short-term credit lines and other credit facilities of $249 million available as of September 30, 1999 to either entity for working capital needs. The following is a summary of information relating to notes payable to banks:


=====================================================================================
As of September 30, (in thousands)                        1999       1998      1997
=====================================================================================
Alagasco outstanding                                    $     --   $ 15,000  $ 11,000
Other Energen outstanding                                238,000    138,000   141,000
-------------------------------------------------------------------------------------
Notes payable to banks                                   238,000    153,000   152,000
Available for borrowings                                  11,000     75,000    51,000
-------------------------------------------------------------------------------------
  Total                                                 $249,000   $228,000  $203,000
-------------------------------------------------------------------------------------
Alagasco maximum amount outstanding at any month-end    $ 35,000   $ 36,000  $ 41,000
Alagasco average daily amount outstanding               $  9,140   $ 13,225  $  9,962
Alagasco weighted average interest rates based on:
  Average daily amount outstanding                          5.48%      5.94%     5.83%
  Amount outstanding at year-end                              --       5.75%     5.99%
=====================================================================================


Total interest expense for Alagasco in 1999, 1998 and 1997 was $10,366,000, $10,221,000 and $10,809,000, respectively.

4. INCOME TAXES
================================================================================

The components of income taxes consist of the following:

=====================================================================================
For the years ended September 30, (in thousands)    1999       1998        1997
=====================================================================================
Taxes estimated to be payable currently:
    Federal                                       $ 14,331   $ 15,306    $ 10,219
    State                                            1,417      1,495       1,004
-------------------------------------------------------------------------------------
      Total current                                 15,748     16,801      11,223
-------------------------------------------------------------------------------------
Taxes deferred:
    Federal                                         (2,395)    (4,962)     (1,050)
    State                                             (190)      (439)        (55)
-------------------------------------------------------------------------------------
      Total deferred                                (2,585)    (5,401)     (1,105)
-------------------------------------------------------------------------------------
Total income tax expense                          $ 13,163   $ 11,400    $ 10,118
=====================================================================================

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1999 and 1998 are as follows:

================================================================================================================
As of September 30, (in thousands)                            1999                              1998
================================================================================================================
                                                    Current       Noncurrent           Current       Noncurrent
                                                    ------------------------           ------------------------
Deferred tax assets:
    Deferred investment tax credits               $        -     $        683        $         -    $        850
    Regulatory liabilities                                 -              784                  -           1,081
    Enhanced stability reserve                         1,452                -              1,452               -
    Unbilled revenue                                   1,764                -              1,770               -
    Gas supply adjustment                                124                -                768               -
    Insurance and accruals                             3,146                -              3,320               -
    Inventories                                          816                -                574               -
    Allowance for uncollectible accounts               1,684                -              1,293               -
    Pension and other costs                            1,587                -                  -               -
    Other, net                                         1,574              118              2,071              61
-----------------------------------------------------------------------------------------------------------------
    Subtotal                                          12,147            1,585             11,248           1,992
    Valuation allowance                                    -                -                  -               -
-----------------------------------------------------------------------------------------------------------------
       Total deferred tax assets                      12,147            1,585             11,248           1,992
-----------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
    Depreciation and basis differences                     -           18,274                  -          18,170
    Pension and other costs                                -                -                485               -
    Other, net                                           526                -                293             958
-----------------------------------------------------------------------------------------------------------------
       Total deferred tax liabilities                    526           18,274                778          19,128
-----------------------------------------------------------------------------------------------------------------
Net deferred tax assets (liabilities)             $   11,621     $    (16,689)        $   10,470    $     (17,136)
==================================================================================================================

No valuation allowance with respect to deferred taxes is deemed necessary, as Alagasco anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on Alagasco's balance sheet.

Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to earnings before taxes as illustrated below:


==================================================================================================================
For the years ended September 30, (in thousands)                   1999               1998                1997
==================================================================================================================
Income tax expense at statutory federal income tax rate          $ 12,761           $ 11,195           $ 10,042
Increase (decrease) resulting from:
  Deferred investment tax credits                                    (448)              (469)              (487)
  State income taxes, net of federal income tax benefit               784                688                617
  Other, net                                                           66                (14)               (54)
------------------------------------------------------------------------------------------------------------------
Total income tax expense                                         $ 13,163           $ 11,400           $ 10,118
==================================================================================================================


There were no tax-related balances due to affiliates at September 30, 1999 or 1998. Alagasco has evaluated its tax position and believes the financial statements properly reflect the income tax matters of the company.

5. EMPLOYEE BENEFIT PLANS
================================================================================


All information presented concerning retirement income and other benefit plans includes other affiliates of Energen Corporation as well as Alagasco.

The Company has two defined benefit non-contributory pension plans: Plan A which covers a majority of the employees and Plan B which covers employees under certain labor union agreements. Benefits are based on years of service and final earnings. The Company's policy is to use the projected unit credit actuarial method for funding and financial reporting purposes.

The status of the plans was as follows:


================================================================================================================
As of June 30, (in thousands)                                    PLAN A                          PLAN B
================================================================================================================
                                                         1999              1998          1999              1998
                                                         ----------------------          ---------------------
Projected benefit obligation:
Balance at beginning of year                         $     88,281     $    73,758    $    18,898     $    16,866
Service cost                                                2,653           2,386            299             224
Interest cost                                               6,193           5,841          1,338           1,261
Plan amendments                                                 -           2,944            843               -
Actuarial loss (gain)                                      (8,205)          7,066         (1,803)          1,737
Special termination benefits                                1,487               -              -               -
Benefits paid                                             (16,568)         (3,714)        (1,348)         (1,190)
-----------------------------------------------------------------------------------------------------------------
Balance at end of year                                     73,841          88,281         18,227          18,898
-----------------------------------------------------------------------------------------------------------------
Plan assets:
Fair value of plan assets at beginning of year             90,661          84,859         23,081          20,820
Actual return on plan assets                               18,482           9,516          2,310           3,451
Benefits paid                                             (16,568)         (3,714)        (1,348)         (1,190)
-----------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                   92,575          90,661         24,043          23,081
-----------------------------------------------------------------------------------------------------------------
Amounts recognized in the Consolidated Balance Sheets:
Funded status of plan                                      18,734           2,380          5,816           4,183
Unrecognized actuarial loss (gain)                        (23,897)         (2,773)        (5,621)         (2,944)
Unrecognized prior service cost                             2,790           3,025          1,398             791
Unrecognized net transition obligation (asset)             (1,877)         (2,686)           170             226
-----------------------------------------------------------------------------------------------------------------
Accrued pension asset (liability)                    $     (4,250)    $       (54)   $     1,763     $     2,256
=================================================================================================================

The components of net pension expense were:


=================================================================================================================
For the years ended September 30, (in thousands)                 PLAN A                         PLAN B
=================================================================================================================
                                                         1999      1998      1997       1999      1998     1997
                                                         ------------------------       -----------------------
Components of net periodic benefit cost:
Service cost                                         $   2,653  $  2,386  $  2,227   $    299   $   224  $   243
Interest cost                                            6,192     5,842     5,524      1,338     1,261    1,238
Expected return on assets                               (5,937)   (5,709)   (5,766)    (1,510)   (1,346)  (1,308)
Prior service cost amortization                            235         5         5        235       207      207
Actuarial loss (gain)                                        -         -        46          -         -        -
Transition amortization                                   (808)     (808)     (808)        57        57        57
-----------------------------------------------------------------------------------------------------------------
Net periodic expense                                 $   2,335  $  1,716  $  1,228   $    419   $   403   $   437
=================================================================================================================



-----------------------------------------------------------------------------------------------------------------
As of September 30,                                                 PLAN A                         PLAN B
-----------------------------------------------------------------------------------------------------------------
                                                             1999           1998            1999            1998
                                                             -------------------            --------------------
Weighted average weight assumptions
 in pension actuarial calculations:
Discount rate                                                7.75%          7.00%           7.75%           7.00%
Expected return on plan assets                               8.25%          8.25%           8.25%           8.25%
Rate of compensation  increase                               5.25%          4.50%              -               -
=================================================================================================================

The Company has deferred compensation plan agreements with certain key executives providing for payments on retirement, termination, death or disability. Expense under these agreements for 1999, 1998 and 1997 was $(75,000), $(54,000), and $399,000, respectively. At June 30, 1999 and 1998, the accumulated post-retirement benefit obligation related to these agreements was $2,620,000 and $2,901,000, respectively, and the projected benefit obligation was $7,189,000 and $7,088,000, respectively. A prepaid post-retirement benefit asset of $844,000 and $434,000 was recorded at June 30, 1999 and 1998, respectively.

In addition to providing pension benefits, the Company provides certain post-retirement health care and life insurance benefits. Substantially all of the Company's employees may become eligible for such benefits if they reach normal retirement age while working for the Company. The projected unit credit actuarial method was used to determine the normal cost and actuarial liability.

The status of the post-retirement benefit programs was as follows:


==================================================================================================================
As of June 30, (in thousands)                               SALARIED EMPLOYEES                UNION EMPLOYEES
==================================================================================================================

                                                           1999            1998             1999              1998
                                                           --------------------             ----------------------
Projected post-retirement benefit obligation:
Balance at beginning of year                          $    29,312     $   20,020       $    37,751     $    33,020
Service cost                                                1,464            967             2,039           1,314
Interest cost                                               2,013          2,049             2,599           2,612
Actuarial loss (gain)                                      (2,530)         7,286            (3,709)          2,165
Special termination benefits                                  338              -                 -               -
Benefits paid                                              (1,453)        (1,010)           (1,257)         (1,360)
-------------------------------------------------------------------------------------------------------------------
Balance at end of year                                     29,144         29,312            37,423          37,751
-------------------------------------------------------------------------------------------------------------------
Plan assets:
Fair value of plan assets at beginning of year             30,476         23,719            23,081          13,363
Actuarial return on plan assets                             4,896          6,161             2,468           6,628
Company contribution                                        1,575          1,606             2,410           4,450
Benefits paid                                              (1,453)        (1,010)           (1,257)         (1,360)
-------------------------------------------------------------------------------------------------------------------
Balance at end of year                                     35,494         30,476            26,702          23,081
-------------------------------------------------------------------------------------------------------------------
Amounts recognized in the Consolidated Balance Sheets:
Funded status of plan                                       6,350          1,164           (10,721)        (14,670)
Unrecognized actuarial loss (gain)                        (16,468)       (12,402)           (7,266)         (5,714)
Unrecognized net transition obligation                     10,118         10,841            17,987          19,272
-------------------------------------------------------------------------------------------------------------------
Accrued post-retirement benefit liability             $         -     $     (397)      $         -     $    (1,112)
==================================================================================================================


Net periodic post-retirement benefit expense included the following:


==================================================================================================================
For the years ended September 30, (in thousands)           SALARIED EMPLOYEES               UNION EMPLOYEES
==================================================================================================================
                                                         1999      1998     1997        1999      1998      1997
                                                       -------------------------      --------------------------
Components of net periodic benefit cost:
Service cost                                         $   1,464  $    967  $    979   $  2,039   $  1,314  $ 1,198
Interest cost                                            2,013     2,049     2,204      2,599      2,612    2,542
Expected return on assets                               (1,448)   (1,189)   (1,117)    (1,156)      (737)    (821)
Actuarial loss (gain)                                     (590)     (510)     (568)      (129)      (107)       -
Transition amortization                                    723       723       723      1,285      1,285    1,285
-----------------------------------------------------------------------------------------------------------------
Net periodic post-retirement benefit expense         $   2,162  $  2,040  $  2,221   $  4,638   $  4,367  $ 4,204
=================================================================================================================

================================================================================
As of September 30,                         PLAN A              PLAN B
================================================================================
                                        1999      1998      1999     1998
                                        --------------      -------------
Weighted average weight assumptions
 in pension actuarial calculations:
Discount rate                           7.75%     7.00%     7.75%    7.00%
Expected return on plan assets          8.25%     8.25%     8.25%    8.25%

Rate of compensation increase           5.25%     4.50%        -        -
Health care cost trend rate             7.50%     7.50%     7.50%    7.50%

================================================================================

The weighted average health care cost trend rate used in determining the accumulated post-retirement benefit has a significant effect on the amounts reported. For example, with respect to salaried employees, increasing the weighted average health care cost trend rate by 1 percentage point would increase the accumulated post-retirement benefit obligation by 2.8 percent and the net periodic post-retirement benefit cost by 2.3 percent. For union employees, increasing the weighted average health care cost trend rate by 1 percentage point would increase the accumulated post-retirement benefit obligation by 7.2 percent and the net periodic post-retirement benefit cost by 7 percent.

For both defined benefit plans and other post-retirement plans, certain financial assumptions are used in determining the Company's projected benefit obligation. These assumptions are examined periodically by the Company, and any required changes are reflected in the subsequent determination of projected benefit obligations.

The Company has a long-term disability plan covering most salaried employees. Expense for the years ended September 30, 1999, 1998, and 1997 was $177,000, $173,000, and $163,000, respectively.

6. CAPITAL STOCK
================================================================================

Alagasco's authorized common stock consists of 3 million, $0.01 par value common shares. At September 30, 1999 and 1998, 1,972,052 shares were issued and outstanding. Alagasco is authorized to issue 120,000 shares of preferred stock par value $0.01 per share, in one or more series. There are no preferred shares currently outstanding.

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

LEASE OBLIGATIONS: In January 1999, Alagasco closed on a sale-leaseback of the Company's new headquarters building. The proceeds from the sale approximated the investment in the facility. The building is being leased from the purchaser over a 25 year lease term and the related lease is accounted for as an operating lease. Total payments related to leases included as operating expense, inclusive of the sale-leaseback, were $2,079,000, $2,292,000 and $2,280,000 in 1999, 1998 and 1997, respectively. Minimum future rental payments required after 1999 under leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

--------------------------------------------------------------------------------
                    Years ending September 30, (in thousands)
--------------------------------------------------------------------------------
   2000        2001       2002         2003      2004       2005 AND THEREAFTER
--------------------------------------------------------------------------------
  $2,074     $2,014      $1,963       $1,919    $1,781            $  36,722
================================================================================

8. SUPPLEMENTAL CASH FLOW INFORMATION
================================================================================

Supplemental information concerning cash flow activities is as follows:


--------------------------------------------------------------------------------
For the years ended September 30, (in thousands)    1999       1998       1997
================================================================================
Interest paid, net of amount capitalized           $10,539    $11,256    $10,192
Income taxes paid                                  $16,342    $16,253    $13,228
Noncash investing activities:
  Capitalized depreciation                         $   265    $   187    $   168
  Allowance for funds used during construction     $   374    $   400    $   490
--------------------------------------------------------------------------------

9. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
================================================================================

FINANCIAL INSTRUMENTS: The fair value of cash and cash equivalents, trade receivables (net of allowance), and short-term debt approximates fair value due to the short maturity of the instruments. The fair value of fixed-rate long-term debt, including the current portion, with a carrying value of $119,650,000, would be $120,755,000 at September 30, 1999. The fair value was based on the market value of debt with similar maturities and with interest rates currently trading in the marketplace.

Alagasco has entered into an agreement with a financial institution whereby it can sell on an ongoing basis, with recourse, certain installment receivables related to its merchandising program up to a maximum of $20 million. During 1999, 1998 and 1997, Alagasco sold $6,391,000, $8,100,000 and $7,926,000, respectively, of installment receivables. At September 30, 1999 and 1998, the balance of these installment receivables was $15,690,000 and $17,105,000, respectively. Receivables sold under this agreement are considered financial instruments with off-balance sheet risk. Alagasco's exposure to credit loss in the event of non-performance by customers is represented by the balance of installment receivables.

CONCENTRATION OF CREDIT RISK: Natural gas distribution operating revenues and related accounts receivable are generated from state-regulated utility natural gas sales and transportation to approximately 470,000 residential, commercial and industrial customers located in central and north Alabama. A change in economic conditions may affect the ability of customers to meet their obligations; however, Alagasco believes that its provision for possible losses on uncollectible accounts receivable is adequate for its credit loss exposure.

10. RECENT PRONOUNCEMENTS OF THE FASB
================================================================================

In fiscal 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires the reporting and display of comprehensive income and its components in an entity's financial statements. There currently are no differences between the Company's net income and comprehensive income. The Company also adopted SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which revises employers' disclosures about pensions and other postretirement benefit plans. This pronouncement relates solely to disclosure provisions and has no effect on the results of operations or financial position of the Company.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments. The Company is required to adopt this statement in fiscal year 2001. The impact on the Company currently is being evaluated.

11. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following data summarize quarterly operating results. Alagasco's business is seasonal in character and strongly influenced by weather conditions.


================================================================================
Fiscal year 1999 quarters (in thousands)     First    Second    Third    Fourth
--------------------------------------------------------------------------------
Operating revenues                          $71,557  $144,692  $63,296  $46,009
Operating income (loss)                     $ 5,579  $ 28,158  $ 2,613  $(2,948)
Net income (loss)                           $ 2,855  $ 25,198  $   507  $(5,263)
--------------------------------------------------------------------------------
Fiscal year 1998 quarters (in thousands)
--------------------------------------------------------------------------------
Operating revenues                          $95,755  $161,747  $66,327  $46,111
Operating income (loss)                     $ 4,798  $ 26,393  $ 1,631  $(2,559)
Net income (loss)                           $ 2,183  $ 23,946  $  (586) $(4,956)
--------------------------------------------------------------------------------


12. TRANSACTIONS WITH RELATED PARTIES
================================================================================

Alagasco purchased natural gas from affiliates amounting to $3,232,000, $4,142,000 and $5,165,000, in 1999, 1998 and 1997, respectively. These amounts are included in gas purchased for resale. Alagasco had net receivables from affiliates of $20,654,000 at September 30, 1999 and net payables to affiliates of $2,738,000 at September 30, 1998.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF ENERGEN CORPORATION:

Our audits of the consolidated financial statements referred to in our report dated October 27, 1999, appearing in the 1999 Annual Report to Shareholders of Energen Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
Birmingham, Alabama
October 27, 1999

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
ENERGEN CORPORATION AND SUBSIDIARIES


================================================================================

YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)          1999        1998        1997
================================================================================

ALLOWANCE FOR DOUBTFUL ACCOUNTS
BALANCE AT BEGINNING OF YEAR                   $ 3,547     $ 3,185     $ 3,002
--------------------------------------------------------------------------------

    Additions:
     Charged to income                           6,121       3,472       1,837
     Recoveries and adjustments                   (244)       (215)       (186)
--------------------------------------------------------------------------------

       Net additions                             5,877       3,257       1,651
--------------------------------------------------------------------------------

    Less uncollectible accounts written off     (3,826)     (2,895)     (1,468)
--------------------------------------------------------------------------------

BALANCE AT END OF YEAR                         $ 5,598     $ 3,547     $ 3,185
================================================================================

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
ALABAMA GAS CORPORATION


================================================================================
YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)         1999        1998        1997
ALLOWANCE FOR DOUBTFUL ACCOUNTS
BALANCE AT BEGINNING OF YEAR                   $ 3,482     $ 3,156     $ 2,985
--------------------------------------------------------------------------------

     Additions:
       Charged to income                         5,105       3,430       1,575
       Recoveries and adjustments                 (244)       (215)       (186)
--------------------------------------------------------------------------------

          Net additions                          4,861       3,215       1,389
--------------------------------------------------------------------------------

    Less uncollectible accounts written off     (3,811)     (2,889)     (1,218)
--------------------------------------------------------------------------------

BALANCE AT END OF YEAR                         $ 4,532     $ 3,482     $ 3,156
================================================================================