Form 10-Q
period 1999-12-31
ENERGEN CORP; ALABAMA GAS CORP
filed 2000-02-11
CIK 277595, 3146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED DECEMBER 31, 1999

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


                   605 Richard Arrington, Jr. Boulevard North
                         Birmingham, Alabama 35203-2707
                          Telephone Number 205/326-2700
                             http://www.energen.com

Alabama Gas Corporation, a wholly owned subsidiary of Energen Corporation, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure format pursuant to General Instruction H(2).

Indicate by a check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES X NO ____


Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of February 11, 2000:


     Energen Corporation,     $0.01 par value   30,133,967 shares
     Alabama Gas Corporation, $0.01 par value    1,972,052 shares



                 ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
                FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                         Page


                    PART I: FINANCIAL INFORMATION (Unaudited)


Item 1.   Financial Statements

          (a)  Consolidated Statements of Income of Energen Corporation    3

          (b)  Consolidated Balance Sheets of Energen Corporation          4

          (c)    Consolidated Statements of Cash Flows of
                 Energen Corporation                                       6

          (d)  Statements of Income of Alabama Gas Corporation             7

          (e)  Balance Sheets of Alabama Gas Corporation                   8

          (f)  Statements of Cash Flows of Alabama Gas Corporation        10

          (g)  Notes to Unaudited Financial Statements                    11

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     14

          Selected Segment Data of Energen Corporation                    18

Item 3.   Quantitative and Qualitative Disclosures about Market Risk      19


                           PART II: OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders             20

Item 6.   Exhibits and Reports on Form 8-K                                20


SIGNATURES                                                                 21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
ENERGEN CORPORATION
(Unaudited)

Three months ended December 31,               1999       1998
(in thousands, except share data)



Operating Revenues
Natural gas distribution                   $ 85,426    $ 71,557
Oil and gas operations                       43,583      42,411


   Total operating revenues                 129,009     113,968

Operating Expenses
Cost of gas                                  36,648      26,663
Operations and maintenance                   41,358      42,847
Depreciation, depletion and amortization     21,044      23,204
Taxes, other than income taxes               10,565       8,293

   Total operating expenses                109,615      101,007

Operating Income                             19,394      12,961

Other Income (Expense)
Interest expense                             (9,438)     (9,875)
Other, net                                      452         478


   Total other expense                       (8,986)     (9,397)

Income Before Income Taxes                   10,408       3,564
Income tax (benefit) expense                  1,272        (278)

Net Income                                  $ 9,136      $3,842


Basic Earnings Per Average Common Share     $  0.30      $ 0.13


Diluted Earnings Per Average Common Share   $  0.30      $ 0.13


Dividends Per Common Share                  $ 0.165      $ 0.16

Basic Average Common Shares
 Outstanding                             30,033,295  29,435,038

Diluted Average Common Shares
 Outstanding                             30,292,427  29,720,441


The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
ENERGEN CORPORATION

                                 December 31, 1999 September 30, 1999
(in thousands)                       (unaudited)


ASSETS
Current Assets
Cash and cash equivalents             $ 3,362         $145,390
Accounts receivable, net of allowance for doubtful
 accounts of $5,576 at December 31, 1999, and
 $5,598 at September 30, 1999          77,940           74,505
Inventories, at average cost
 Storage gas inventory                 22,337           24,722
 Materials and supplies                 8,772            8,287
 Liquified natural gas in storage       3,525            3,318
Deferred gas costs                     11,496            2,305
Deferred income taxes                  14,260           14,691
Prepayments and other                  11,525           22,529


   Total current assets               153,217          295,747

Property, Plant and Equipment
Oil and gas properties, successful
  efforts method                      681,005          669,985
Less accumulated depreciation,
  depletion and amortization          143,132          129,839

 Oil and gas properties, net          537,873          540,146

Utility plant                         654,749          645,596
Less accumulated depreciation         335,198          328,775

 Utility plant, net                   319,551          316,821

Other property, net                     4,435            4,140

   Total property, plant and
    equipment, net                    861,859          861,107

Other Assets
Deferred income taxes                  20,192           21,055
Deferred charges and other              7,787            6,986

   Total other assets                  27,979           28,041

TOTAL ASSETS                       $1,043,055       $1,184,895

The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
ENERGEN CORPORATION

                                 December 31, 1999 September 30, 1999
(in thousands, except share data)   (unaudited)

CAPITAL AND LIABILITIES
Current Liabilities
Long-term debt due within one year    $  6,605         $  1,955
Notes payable to banks                 147,018          268,000
Accounts payable                        42,288           61,418
Accrued taxes                           20,554           22,247
Customers' deposits                     17,120           16,301
Amounts due customers                   17,589           18,576
Accrued wages and benefits              15,081           19,404
Other                                   33,346           37,381

   Total current liabilities           299,601          445,282

Deferred Credits and Other Liabilities
Other                                    6,351            6,285

   Total deferred credits and
    other liabilities                    6,351            6,285
Commitments and Contingencies              --               --

Capitalization
Preferred stock, cumulative $0.01 par value,
 5,000,000 shares authorized               --               --
Common shareholders' equity
 Common stock, $0.01 par value; 75,000,000
  shares authorized, 30,138,038 shares
  outstanding at December 31, 1999, and
  29,903,964 shares outstanding at
  September 30, 1999                      301              299
 Premium on capital stock             210,124          205,831
 Capital surplus                        2,802            2,802
 Retained earnings                    156,750          152,572
Deferred compensation plan              2,611            2,054
Treasury stock, at cost
 (147,469 shares at December 31, 1999,
   and 101,431 shares at
   September 30, 1999)                 (2,660)          (2,054)

   Total common shareholders' equity  369,928          361,504
Long-term debt                        367,175          371,824

   Total capitalization               737,103          733,328

TOTAL CAPITAL AND LIABILITIES      $1,043,055       $1,184,895


The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
ENERGEN CORPORATION
(Unaudited)

Three months ended December 31,
 (in thousands)                               1999       1998


Operating Activities
Net income                                  $ 9,136     $ 3,842
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
 Depreciation, depletion and amortization    21,044      23,204
 Deferred income taxes, net                   1,204         618
 Deferred investment tax credits, net          (112)       (112)
 Net change in:
   Accounts receivable                       (3,435)     (8,614)
   Inventories                                1,693      (4,543)
   Deferred gas costs                        (9,191)     (8,656)
   Accounts payable                          (7,221)     13,367
   Other current assets and liabilities     (11,124)      5,609
 Other, net                                    (913)      4,198

   Net cash provided by operating             1,081      28,913
    activities

Investing Activities
Additions to property, plant and            (21,138)    (34,481)
  equipment
Acquisition, net of cash acquired                --    (123,816)
Other, net                                     (277)         15

   Net cash used in investing activities    (21,415)   (158,282)

Financing Activities
Payment of dividends on common stock         (4,959)     (4,711)
Issuance of common stock                      4,296       3,423
Purchase of treasury stock                      (49)         --
Payment of note payable issued to
 purchase U.S. Treasury securities         (140,917)   (100,571)
Net change in short-term debt                19,935     135,346

   Net cash provided by (used in)
    financing activities                   (121,694)     33,487

Net change in cash and cash equivalents    (142,028)    (95,882)
Cash and cash equivalents at
 beginning of period                        145,390     103,231

Cash and Cash Equivalents at
 End of Period                            $   3,362   $   7,349


The accompanying Notes are an integral part of these financial statements.

STATEMENTS OF INCOME
ALABAMA GAS CORPORATION
(Unaudited)


Three months ended December 31,
 (in thousands)                               1999        1998

Operating Revenues                          $85,426     $71,557

Operating Expenses
Cost of gas                                  37,138      27,146
Operations and maintenance                   25,293      24,995
Depreciation                                  7,017       6,588
Income taxes
 Current                                      2,888       1,022
 Deferred, net                                 (316)        593
 Deferred investment tax credits, net          (112)       (112)
Taxes, other than income taxes                6,628       5,746

   Total operating expenses                  78,536      65,978


Operating Income                              6,890       5,579

Other Income (Expense)
Allowance for funds used during construction    124          66
Other, net                                       71         (97)


   Total other income (expense)                 195         (31)


Interest Charges
Interest on long-term debt                    2,135       2,199
Other interest expense                          330         494


   Total interest charges                     2,465       2,693


Net Income                                  $ 4,620     $ 2,855


The accompanying Notes are an integral part of these financial  statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION


                                 December 31, 1999 September 30, 1999
(in thousands)                      (unaudited)


ASSETS
Property, Plant and Equipment
Utility plant                         $654,749          $645,596
Less accumulated depreciation          335,198           328,775

 Utility plant, net                    319,551           316,821

Other property, net                        293               298

Current Assets
Cash and cash equivalents                1,535               533
Accounts receivable
 Gas                                    49,884            37,157
 Merchandise                             2,571             2,283
 Affiliated companies                      692            20,654
 Other                                   1,387             1,966
 Allowance for doubtful accounts        (4,532)           (4,532)
Inventories, at average cost
 Storage gas inventory                  22,337            24,722
 Materials and supplies                  5,477             5,024
 Liquified natural gas in storage        3,525             3,318
Deferred gas costs                      11,496             2,305
Deferred income taxes                   11,572            11,621
Prepayments and other                    5,555             4,652

   Total current assets                111,499           109,703

Deferred Charges and Other Assets        4,387             3,833

TOTAL ASSETS                          $435,730          $430,655


The accompanying Notes are an integral part of these financial statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION

                                 December 31, 1999 September 30, 1999
(in thousands, except share data)   (unaudited)


CAPITAL AND LIABILITIES
Capitalization
Common shareholder's equity
 Common stock, $0.01 par value;
   3,000,000 shares authorized,
   1,972,052 shares outstanding at
   December 31, 1999, and
   September 30, 1999                $     20          $    20
 Premium on capital stock              31,682           31,682
 Capital surplus                        2,802            2,802
 Retained earnings                    148,121          143,502


   Total common shareholder's equity  182,625          178,006
Cumulative preferred stock,
  $0.01 par value, 120,000 shares
  authorized, issuable in
  series -$4.70 Series                     --               --
 Long-term debt                       115,000          119,650


   Total capitalization               297,625          297,656


Current Liabilities
Long-term debt due within one year      4,650               --
Notes payable to banks                  5,018               --
Accounts payable                       33,463           36,985
Accrued taxes                          21,334           18,799
Customers' deposits                    17,120           16,301
Other amounts due customers            17,589           18,576
Accrued wages and benefits              9,286            9,663
Other                                   8,318           10,847

   Total current liabilities          116,778          111,171

Deferred Credits and Other Liabilities
Deferred income taxes                  16,234           16,689
Accumulated deferred investment
 tax credits                            2,101            2,213
egulatory liability                     2,124            2,112
Customer advances for
 construction and other                   868              814

   Total deferred credits and other    21,327           21,828
     liabilities

Commitments and Contingencies              --               --

TOTAL CAPITAL AND LIABILITIES        $435,730         $430,655


The accompanying Notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
ALABAMA GAS CORPORATION
(Unaudited)

Three months ended December 31,
 (in thousands)                               1999       1998

Operating Activities
Net income                                 $  4,620     $ 2,855
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
 Depreciation and amortization                7,017       6,588
 Deferred income taxes, net                    (316)        593
 Deferred investment tax credits               (112)       (112)
 Net change in:
   Accounts receivable                      (12,436)    (10,750)
   Inventories                                1,725      (5,432)
   Deferred gas costs                        (9,191)     (8,656)
   Accounts payable                          (3,522)      7,742
   Other current assets and liabilities      (1,967)        (62)
 Other, net                                    (178)       (279)

   Net cash used in operating activities    (14,360)     (7,513)

Investing Activities
Additions to property, plant and equipment   (9,526)    (10,307)
Net advances to affiliates                   19,962       1,819
Other, net                                      (92)        (13)


   Net cash provided by (used in)            10,344      (8,501)
    investing activities

Financing Activities
Net change in short-term debt                 5,018      17,800


   Net cash provided by financing             5,018      17,800
    activities

Net change in cash and cash equivalents       1,002       1,786
Cash and cash equivalents at                    533       1,222
  Beginning of Period

Cash and Cash Equivalents at               $  1,535     $ 3,008
  End of Period


The accompanying Notes are an integral part of these financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
ENERGEN CORPORATION AND ALABAMA GAS CORPORATION


1.  BASIS OF PRESENTATION

All adjustments to the unaudited financial statements which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods have been recorded. Such adjustments consisted of normal recurring items. The consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto for the years ended September 30, 1999, 1998, and 1997, included in the 1999 Annual Report of Energen Corporation (the Company) on Form 10-K. Certain reclassifications were made to conform prior years' financial statements to the current quarter presentation. The Company's natural gas distribution business is seasonal in character and influenced by weather conditions. Results of operations for the interim periods are not necessarily indicative of the results which may be expected for the fiscal year.

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

The APSC approved an Enhanced Stability Reserve (ESR), beginning fiscal year 1998, to which Alagasco may charge the full amount of: (1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one or a combination of two such events results in more than $200,000 of additional O&M expense during a fiscal year; and (2) individual industrial and commercial customer revenue losses that exceed $250,000 during the fiscal year, if such losses cause Alagasco's return on equity to fall below
13.15 percent. The APSC approved the ESR reserve on October 6, 1998, in the amount of $3.9 million; the maximum approved funding level is $4 million. Following a year in which a charge against the ESR is made, the APSC provides for accretions to the ESR of no more than $40,000 monthly until the maximum funding level is achieved. The APSC will re-evaluate the operation of the ESR following the conclusion of Alagasco's fiscal year 2000.

In accordance with APSC-directed regulatory accounting procedures, Alagasco in 1989 began returning to customers excess utility deferred taxes which resulted from a reduction in the federal statutory tax rate from 46 percent to 34 percent using the average rate assumption method. This method provides for the return to ratepayers of excess deferred taxes over the lives of the related assets. In 1993 those excess taxes were reduced as a result of a federal tax rate increase from 34 percent to 35 percent. Remaining excess utility deferred taxes of $1.6 million are being returned to ratepayers over approximately 11 years. At both December 31, 1999, and September 30, 1999, a regulatory liability related to income taxes of $2.1 million was included in the consolidated financial statements.

As of November 1, 1998, Alagasco offered a Voluntary Early Retirement Program to certain eligible employees. The APSC allowed these costs to be amortized over a three-year period. As of December 31, 1999, and September 30, 1999, a regulatory asset of $2.1 million and $2.4 million, respectively, was included in the consolidated financial statements for costs associated with this early retirement program.

3.  DERIVATIVE COMMODITY INSTRUMENTS

Energen Resources Corporation, Energen's oil and gas subsidiary, periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on oil and gas production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange and over-the-counter swaps and basis hedges with major energy derivative product specialists. These transactions are accounted for under the hedge method of accounting. Under this method, any unrealized gains and losses are recorded as a current receivable/payable with a corresponding deferred gain/loss. Realized gains and losses are deferred as current liabilities or assets until the revenues from the related hedged volumes are recognized in the income statement. Cash flows from derivative instruments are recognized as incurred through changes in working capital. The Company had deferred losses of $4.6 million and $16.5 million on the balance sheet as of December 31, 1999, and September 30, 1999, respectively.

As of December 31, 1999, Energen Resources had entered into contracts and swaps for 30.5 Bcf of its remaining estimated fiscal 2000 flowing gas production at an average contract price of $2.46 per Mcf and for 1,216 MBbl of its remaining estimated flowing oil production at an average contract price of $17.65 per barrel. In addition, the Company had hedged the basis difference on 9.0 Bcf of its remaining fiscal 2000 San Juan Basin production. Fiscal year 2001 swaps were in place for 14.6 Bcf of flowing gas production at an average contract price of $2.55 per Mcf. Subsequent to December 31, 1999, Energen Resources entered into additional contracts for fiscal years 2000 and 2001, resulting in a total of 1,451 MBbl of estimated flowing oil production hedged at an average contract price of $18.82 per barrel for fiscal year 2000 and 180 MBbl of flowing oil production at an average contract price of $22.89 per barrel for fiscal year 2001. In addition, the Company hedged the basis difference on 9.6 Bcf of its fiscal 2001 San Juan Basin production.

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

5.  SEGMENT INFORMATION

The Company is principally engaged in two business segments: the purchase, distribution and sale of natural gas in central and north Alabama (natural gas distribution) and the acquisition, development, exploration and production of oil and gas in the continental United States (oil and gas operations).


Three months ended December 31,              1999       1998
(in thousands)

Operating revenues
 Natural gas distribution                  $85,426     $71,557
 Oil and gas operations                     43,583      42,411

   Total                                  $129,009    $113,968

Operating income (loss)
 Natural gas distribution                  $ 9,350     $ 7,082
 Oil and gas operations                     10,332       6,196
 Eliminations and corporate expenses          (288)       (317)

   Total                                   $19,394     $12,961

Identifiable assets
 Natural gas distribution                 $435,038    $441,658
 Oil and gas operations                    622,802     648,451
 Eliminations and other                    (14,785)    (13,304)

   Total                                $1,043,055  $1,076,805

6.  RECONCILIATION OF EARNINGS PER SHARE


                            Three months ended          Three months ended
(in    thousands,            December 31, 1999           December 31, 1998
 except per share amounts)

                                        Per Share                   Per Share
                         Income  Shares   Amount   Income   Shares    Amount
Basic EPS                $9,136  30,033   $ 0.30   $3,842   29,435   $ 0.13
Effect of Dilutive Securities
 Long-range performance shares      121                        115
 Non-qualified stock options        138                        170

Diluted EPS              $9,136  30,292   $ 0.30   $3,842   29,720   $ 0.13


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Energen's net income totaled $9.1 million ($0.30 per diluted share) for the three months ended December 31, 1999, and compared favorably to net income of $3.8 million ($0.13 per diluted share) recorded in the same period last year. Energen Resources Corporation, Energen's oil and gas subsidiary, realized net income of $4.6 million in the current fiscal quarter as compared with $1.0 million in the same period last year primarily due to increased realized sales prices for oil, natural gas and natural gas liquids and to increased interim recognition of nonconventional fuels tax credits. Energen's natural gas utility, Alagasco, reported net income of $4.6 million in the first quarter; this $1.8 million increase from the same period last year primarily reflected the utility's ability to earn within its allowed range of return on an increased level of equity representing investment in utility plant and the timing of rate recovery.

Natural Gas Distribution
Natural gas distribution revenues increased $13.9 million for the quarter primarily due to increased weather-related sales volumes as well as an increase in charges recovered through the Gas Supply Adjustment (GSA) rider. Alagasco's rate schedules contain a GSA rider which permits the pass-through of gas price fluctuations to customers. Weather that was 57.4 percent colder than the same period last year contributed to a 26.7 percent increase in residential sales volumes and a 16 percent increase in small commercial and industrial customers sales volumes. The addition of a co-generation facility largely contributed to a
15.7 percent increase in transportation volumes. Increased gas purchase volumes and higher commodity gas prices contributed to a 36.8 percent increase in cost of gas for the quarter. Alagasco calculates a temperature adjustment to certain customers' bills on a real-time basis to substantially remove the effect of departures from normal temperature on Alagasco's earnings. The customers to whom the temperature adjustment applies are primarily residential, small commercial and small industrial.

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

Operations and maintenance (O&M) expense increased slightly in the current quarter primarily due to higher advertising and Year 2000-related costs largely offset by decreased bad debt and reduced insurance expense.

A slight increase in depreciation expense for the quarter primarily was due to normal growth of the utility's distribution system. Taxes other than income primarily reflected various state and local business taxes as well as payroll-related taxes. State and local business taxes are generally based on gross receipts and fluctuate accordingly.

Oil and Gas Operations
Revenues from oil and gas operations rose 2.8 percent to $43.6 million for the three months ended December 31, 1999. In the first fiscal quarter, natural gas production decreased 15.2 percent to 12.3 Bcf and oil volumes declined 25.7 percent to 581 MBbl primarily due to the June 1999 sale of certain offshore Gulf of Mexico properties. Production of natural gas liquids in the San Juan Basin more than doubled to 342 MBbl. Natural gas comprised approximately 70 percent of Energen Resources' production for the current quarter.

The impact of lower production was more than offset by higher realized natural gas, oil and natural gas liquids prices than in the same period last year. For the quarter, realized gas prices increased 7.9 percent to $2.33 per Mcf, while realized oil prices increased 31.8 percent to $15.70 per barrel. Natural gas liquids prices increased 91.2 percent to an average price of $13.71 per barrel for the quarter.

Energen Resources enters into derivative commodity instruments to hedge its exposure to the impact of price fluctuations on oil and gas production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange and over-the-counter swaps and basis hedges with major energy derivative product specialists. All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. At December 31, 1999, Energen Resources had entered into contracts and swaps for 30.5 Bcf of its remaining estimated fiscal 2000 flowing gas production at an average contract price of $2.46 per Mcf and for 1,216 MBbl of its remaining estimated flowing oil production at an average contract price of $17.65 per barrel. In addition, the Company has hedged the basis difference on 9.0 Bcf of its remaining fiscal 2000 San Juan Basin production. Fiscal year 2001 swaps were in place for 14.6 Bcf of flowing gas production at an average contract price of $2.55 per Mcf. Subsequent to December 31, 1999, Energen Resources entered into additional contracts for fiscal years 2000 and 2001, resulting in a total of 1,451 MBbl of estimated flowing oil production hedged at an average contract price of $18.82 per barrel for fiscal year 2000 and 180 MBbl of flowing oil production at an average contract price of $22.89 per barrel for fiscal year 2001. In addition, the Company hedged the basis difference on 9.6 Bcf of its fiscal 2001 San Juan Basin production.

Energen Resources, in the ordinary course of business, may be involved in the sale of both developed and undeveloped non-strategic properties. Gains or losses on the sale of such properties are included in operating revenues. There were no material sales of property reported in the current or prior first fiscal quarter.

O&M expense decreased $1.8 million for the quarter. Lease operating expenses decreased by $2.2 million for the quarter primarily due to the sale of the offshore properties. Exploration expense remained relatively stable in quarterly comparisons.

Energen Resources' lower production volumes resulted in a $2.6 million decrease in depreciation, depletion and amortization (DD&A) for the quarter. The average depletion rate for the quarter decreased to $0.77 as compared to $0.81 for the same period last year primarily due to the sale of certain offshore properties with higher depletion rates in the third quarter of fiscal 1999.

Energen Resources' expense for taxes other than income taxes primarily reflected production-related taxes which were $1.5 million higher this quarter as a result of the increase in the market prices of natural gas, oil and natural gas liquids.

Non-Operating Items
Interest  expense  for  the  Company  remained  relatively  stable  in   quarter
comparisons. The Company's average borrowings under its short-term credit facilities increased slightly.

The Company's effective tax rates are lower than statutory federal tax rates primarily due to the recognition of nonconventional fuels tax credits and the amortization of investment tax credits. Nonconventional fuels tax credits are generated annually on qualified production through December 31, 2002. These credits are expected to be recognized fully in the financial statements, and effective tax rates are expected to continue to remain lower than statutory federal rates through fiscal year 2003. Income tax expense increased in the current quarter as a result of higher consolidated pretax income partially offset by increased recognition of nonconventional fuels tax credits on an interim basis.

FINANCIAL POSITION AND LIQUIDITY

Cash flow from operations for the current year-to-date was $1.1 million compared to $28.9 million in the same period in the prior year. Net income increased during the period but was more than offset by decreases in working capital items, which are highly influenced by throughput, oil and gas production volumes and timing of payments.

The Company had a net investment of $21.4 million through the three months ended December 31, 1999, primarily in the addition of property, plant and equipment. Energen Resources invested $11.6 million in capital expenditures year-to-date primarily related to the development of oil and gas properties. Utility capital expenditures totaled $9.6 million year-to-date and represented primarily normal system distribution expansion and support facilities.

The Company used $121.7 million year-to-date for financing activities. For tax planning purposes, the Company borrowed $140.9 million in September 1999 to invest in short-term federal obligations. The Treasuries matured in early October 1999 and the proceeds were used to repay the debt. Increased borrowings under Energen's short-term credit facilities were used to finance Energen Resources' acquisition strategy.

FUTURE CAPITAL RESOURCES AND LIQUIDITY

The Company plans to continue to implement its diversified growth strategy. This strategy, implemented in fiscal year 1996, focuses on the growth potential of Energen Resources through the acquisition and exploitation of producing oil and gas properties while building on the strength of the Company's utility foundation. The primary objective of this strategy is to realize an average compound diluted earnings per share growth rate of 10 percent a year over a rolling five-year period.

The Company's management is currently reviewing its capital spending and financing plans. Energen previously had announced fiscal year 2000 capital investment targets for Energen Resources of approximately $100 million in property acquisitions and $50 million for exploitation and development. At the same time, Energen also had planned to issue equity to retire short-term debt incurred to finance property acquisitions. The Company is now considering reducing its fiscal 2000 property acquisition target by up to $50 million and delaying the issuance of equity in response to Energen's current stock price and the overall state of the broad market. The Company believes that either scenario provides the Company with the opportunity to meet its earnings objectives. Over the five-year period ending with fiscal year 2004, Energen Resources plans to spend in the range of $800 million to $1.1 billion in the acquisition and development of producing properties and in exploration and related development.

To finance Energen Resources' investment program, the Company will continue to utilize its short-term credit facilities to supplement internally generated cash flow, with long-term debt and equity providing permanent financing. During fiscal year 1999, Energen increased its available short-term credit facilities to $249 million to help accommodate its growth plans. At a reduced spending level in fiscal year 2000, as discussed above, acquisitions can be funded predominantly with cash flow.

Energen Resources' continued ability to invest in property acquisitions may be influenced by industry trends, including the historically cyclical nature of the producing property acquisition market. From time to time, Energen Resources also may be engaged in negotiations to sell, trade or otherwise dispose of previously acquired property.

During fiscal year 2000, Alagasco plans to invest approximately $65 million in capital expenditures for normal distribution and support systems and to replace liquifaction equipment at one of its two liquified natural gas facilities. Alagasco also maintains an investment in storage gas which is expected to average approximately $22 million in 2000. The utility anticipates funding capital requirements through internally generated capital and the utilization of short-term credit facilities.

Year 2000 Disclosures
The Company's goal was to have Year 2000 issues addressed on a schedule and in a manner that would prevent such issues from having a material effect on the Company's results of operations, liquidity or financial condition. The Company completed its Year 2000 remediation by the end of calendar year 1999 with an estimated total cost of $2.4 million and is not aware of any material Year 2000 related issues.

Forward-Looking Statements and Risks
Certain statements in this report, including statements of future plans, objectives and expected performance of the Company and its subsidiaries, are forward-looking statements that are dependent on certain events, risks and uncertainties that may be outside the Company's control and that could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, economic and competitive conditions, inflation rates, legislative and regulatory changes, financial market conditions, future business decisions, and other uncertainties, all of which are difficult to predict. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserves and production estimates. In the event Energen Resources is unable to invest its planned acquisition, development and exploratory expenditures, future operating revenues, production and proved reserves could be negatively affected. The drilling of development and exploratory wells can involve significant risk including that related to timing, success rates and cost overruns. These risks can be affected by lease and rig availability, complex geology and other factors. Although Energen Resources makes use of futures, swaps and fixed price contracts to mitigate risk, fluctuations in future oil and gas prices could materially affect the Company's financial position and results of operations and, furthermore, such risk mitigation activities may cause the Company's financial position and results of operations to be materially different from results which would have been obtained had such risk mitigation activities not occurred.

OTHER

Recent Pronouncements of the FASB
In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments. The Company is required to adopt this statement in fiscal year 2001. The impact of this pronouncement on the Company currently is being evaluated.

SELECTED SEGMENT DATA
ENERGEN CORPORATION
(Unaudited)

Three months ended December 31,              1999       1998
(dollars in thousands,
 except sales price data)

Natural Gas Distribution
Operating revenues
 Residential                               $54,724     $45,347
 Commercial and industrial - small          20,200      16,653
 Transportation                              9,275       8,553
 Other                                       1,227       1,004

   Total                                   $85,426     $71,557

Gas delivery volumes (MMcf)
 Residential                                 5,930       4,679
 Commercial and industrial - small           2,803       2,416
 Transportation                             17,219      14,880

   Total                                    25,952      21,975

Other data
 Depreciation and amortization             $ 7,017     $ 6,588
 Capital expenditures                      $ 9,617     $10,307
 Operating income                          $ 9,350     $ 7,082

Oil and Gas Operations
Operating revenues
 Natural gas                               $28,688     $31,377
 Oil                                         9,114       9,306
 Natural gas liquids                         4,682       1,136
 Other                                       1,099         592

   Total                                   $43,583     $42,411

Sales volume
 Natural gas (MMcf)                         12,297      14,493
 Oil (MBbl)                                    581         782
 Natural gas liquids (MBbl)                    342         158
Average sales price
 Natural gas (MMcf)                        $  2.33     $  2.16
 Oil (barrel)                              $ 15.70     $ 11.91
 Natural gas liquids (barrel)              $ 13.71     $  7.17
Other data
 Depreciation, depletion and amortization  $14,027     $16,616
 Capital expenditures                      $11,595    $147,990
 Exploration expenditures                  $ 1,403     $ 1,376
 Operating income                          $10,332     $ 6,196

TEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Energen Resources enters into derivative commodity instruments to hedge its exposure to the impact of price fluctuations on oil and gas production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange and over-the-counter swaps and basis hedges with major energy derivative product specialists. All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. These transactions are accounted for under the hedge method of accounting. Under this method, any unrealized gains and losses are recorded as a current receivable/payable with a corresponding deferred gain/loss. Realized gains and losses are deferred as current liabilities or assets until the revenues from the related hedged volumes are recognized in the income statement. Cash flows from derivative instruments are recognized as incurred through changes in working capital. The Company had deferred losses of $4.6 million and $16.5 million on the balance sheet as of December 31, 1999, and September 30, 1999, respectively.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. At the annual meeting of shareholders held on January 26, 2000, Energen shareholders elected the following Directors to serve for three year terms expiring in 2003:

            Director             Votes cast for        Votes withheld
          Rex J. Lysinger          24,887,996               215,460
          Judy M. Merritt          24,879,657               223,799
          Drayton Nabers, Jr.      24,899,358               204,098

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   27.1 Financial data schedule of Energen Corporation (for SEC purposes only)

   27.2 Financial data schedule of Alabama Gas Corporation (for SEC purposes only)
b. Reports on Form 8-K

No reports on Form 8-K were filed for the three months ended December 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ENERGEN CORPORATION
                                         ALABAMA GAS CORPORATION


        February 11, 2000                By  /s/ Wm. Michael Warren, Jr.
                                         Wm. Michael Warren, Jr.
                                         Chairman, President and Chief Executive
                                         Officer of Energen, Chairman and Chief
                                         Executive Officer of Alabama Gas
                                         Corporation


        February 11, 2000                By   /s/ G. C. Ketcham
                                         G. C. Ketcham
                                         Executive Vice President, Chief
                                         Financial Officer and Treasurer of
                                         Energen and Alabama Gas Corporation


        February 11, 2000                By   /s/ Grace B. Carr
                                         Grace B. Carr
                                         Controller of Energen


        February 11, 2000                By   /s/ Paula H. Rushing
                                         Paula H. Rushing
                                         Vice President-Finance of Alabama Gas
                                         Corporation