Form 10-Q
period 2000-03-31
ENERGEN CORP; ALABAMA GAS CORP
filed 2000-05-12
CIK 277595, 3146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2000

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

Indicate by a check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES X NO ____


Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of May 11, 2000:

     Energen Corporation,     $0.01 par value   30,077,293 shares
     Alabama Gas Corporation, $0.01 par value    1,972,052 shares

          ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
          FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

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


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
ENERGEN CORPORATION
(Unaudited)

                           Three months ended   Six months ended
                               March 31,           March 31,
 (in thousands,             2000       1999     2000       1999
  except share data)

Operating Revenues
Natural gas distribution   $158,548  $144,692   $243,974  $216,249
Oil and gas operations       48,908    43,698     92,491    86,109

   Total operating revenues 207,456   188,390    336,465   302,358

Operating Expenses
Cost of gas                  71,270    59,915    107,918    86,578
Operations and maintenance   42,506    42,611     83,864    85,458
Depreciation, depletion      21,693    22,443     42,737    45,647
 and amortization
Taxes, other than            15,623    12,642     26,188    20,935
 income taxes

   Total operating expenses 151,092   137,611    260,707   238,618

Operating Income             56,364    50,779     75,758    63,740

Other Income (Expense)
Interest expense             (9,247)   (9,330)   (18,685)  (19,205)
Other, net                      321        36        773       514

   Total other expense       (8,926)   (9,294)   (17,912)  (18,691)


Income Before Income Taxes   47,438    41,485     57,846    45,049
Income tax (benefit) expense  6,272      (884)     7,544    (1,162)

Net Income                 $ 41,166   $42,369    $50,302   $46,211
Basic Earnings Per Avg.
 Common Share              $   1.37   $  1.43    $  1.67   $  1.57
Diluted Earnings Per Avg.
 Common Share              $   1.36   $  1.42    $  1.66   $  1.55

Dividends Per Common Share $  0.165   $  0.16    $  0.33   $  0.32

Basic Avg. Common Shares
 Outstanding                 30,129    29,589     30,081    29,511

Diluted Avg. Common Shares
 Outstanding                 30,364    29,870     30,334    29,810

The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
ENERGEN CORPORATION

                                   March 31, 2000 September 30, 1999
(in thousands)                       (Unaudited)


ASSETS
Current Assets
Cash and cash equivalents             $  5,419          $145,390
Accounts receivable, net of
 allowance for doubtful accounts
 of $5,839 at March 31, 2000, and
 $5,598 at September 30, 1999           79,161            74,505
Inventories, at average cost
 Storage gas inventory                  22,745            24,722
 Materials and supplies                  9,171             8,287
 Liquified natural gas in storage        3,212             3,318
Deferred gas costs                       5,005             2,305
Deferred income taxes                   17,338            14,691
Prepayments and other                   29,889            22,529

   Total current assets                171,940           295,747

Property, Plant and Equipment
Oil and gas properties,                691,814           669,985
 successful efforts method
Less accumulated depreciation,
 depletion and amortization            154,048           129,839

 Oil and gas properties, net           537,766           540,146

Utility plant                          668,679           645,596
Less accumulated depreciation          341,536           328,775

 Utility plant, net                    327,143           316,821

Other property, net                      4,536             4,140
   Total property, plant and
    equipment, net                    869,445            861,107

Other Assets
Deferred income taxes                  27,253             21,055
Deferred charges and other              7,710              6,986

   Total other assets                  34,963             28,041

TOTAL ASSETS                       $1,076,348         $1,184,895


The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
ENERGEN CORPORATION


                                   March 31, 2000 September 30, 1999
(in thousands, except share data)   (Unaudited)


CAPITAL AND LIABILITIES
Current Liabilities
Long-term debt due within one year    $  6,648         $  1,955
Notes payable to banks                 123,000          268,000
Accounts payable                        58,281           61,418
Accrued taxes                           31,126           22,247
Customers' deposits                     17,140           16,301
Amounts due customers                   10,448           18,576
Accrued wages and benefits              17,525           19,404
Other                                   34,990           37,381

   Total current liabilities           299,158          445,282

Deferred Credits and Other Liabilities
Other                                    5,723            6,285

   Total deferred credits and
    other liabilities                    5,723            6,285

Commitments and Contingencies               --               --

Capitalization
Preferred stock, cumulative $0.01 par value,
 5,000,000 shares authorized                --               --
Common shareholders' equity
 Common stock, $0.01 par value; 75,000,000
   shares authorized, 30,226,073 shares
   outstanding at March 31, 2000, and
   29,903,964 shares outstanding at
   September 30, 1999                      302              299
 Premium on capital stock              211,838          205,831
 Capital surplus                         2,802            2,802
 Retained earnings                     192,944          152,572
Deferred compensation plan               2,422            2,054
Treasury stock, at cost (289,275 shares
 at March 31, 2000, and 101,431
 shares at September 30, 1999)          (4,941)          (2,054)

   Total common shareholders' equity   405,367          361,504
Long-term debt                         366,100          371,824

   Total capitalization                771,467          733,328

TOTAL CAPITAL AND LIABILITIES       $1,076,348       $1,184,895

The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
ENERGEN CORPORATION
(Unaudited)



Six months ended March 31, (in thousands)    2000        1999


Operating Activities
Net income                                 $50,302     $46,211
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
 Depreciation, depletion and amortization   42,737      45,647
 Deferred income taxes, net                 (9,007)    (11,450)
 Deferred investment tax credits, net         (224)       (224)
 Gain on sale of assets                       (874)         --
 Net change in:
   Accounts receivable                      (4,656)    (22,948)
   Inventories                               1,199       6,668
   Deferred gas cost                        (2,700)     (3,159)
   Accounts payable                        (11,968)     (2,473)
   Other current assets and liabilities     (1,209)     14,141
 Other, net                                   (855)       (388)
   Net cash provided by
    operating activities                    62,745      72,025
Investing Activities
Additions to property,
 plant and equipment                       (51,208)    (54,563)
Acquisition, net of cash acquired               --    (123,816)
Proceeds from sale of assets                 1,408      27,000
Other, net                                    (444)         14

   Net cash used in investing activities   (50,244)   (151,365)

Financing Activities
Payment of dividends on common stock        (9,929)     (9,442)
Issuance of common stock                     6,009       6,021
Purchase of treasury stock                  (2,519)       (288)
Reduction of long-term debt                 (1,033)     (6,219)
Payment of note payable issued
 to purchase U.S. Treasury securities     (140,917)    (100,571)
Net change in short-term debt               (4,083)      97,571

   Net cash used in financing activities  (152,472)     (12,928)

Net change in cash and cash equivalents   (139,971)     (92,268)
Cash and cash equivalents
 at beginning of period                    145,390      103,231
Cash and Cash Equivalents
 at End of Period                          $ 5,419      $10,963


The accompanying Notes are an integral part of these financial statements.

STATEMENTS OF INCOME
ALABAMA GAS CORPORATION
(Unaudited)


                           Three months ended   Six months ended
                               March 31,           March 31,
 (in thousands)              2000     1999       2000     1999


Operating Revenues        $158,548 $144,692    $243,974 $216,249


Operating Expenses
Cost of gas                 71,613   60,412     108,751   87,558
Operations and maintenance  25,602   24,808      50,895   49,803
Depreciation                 7,120    6,605      14,137   13,193
Income taxes
 Current                    17,851   17,371      20,739   18,393
 Deferred, net              (2,810)  (2,564)     (3,126)  (1,971)
 Deferred investment
  tax credits, net            (112)    (112)       (224)    (224)
Taxes, other than
 income taxes               11,001   10,014      17,629   15,760

  Total operating expenses 130,265  116,534     208,801  182,512

Operating Income            28,283   28,158      35,173  33,737

Other Income (Expense)
Allowance for funds used
 during construction          192       102         316     168
Other, net                     32      (386)        103    (483)
  Total other
   income (expense)           224      (284)        419    (315)

Interest Charges
Interest on long-term debt  2,136     2,143       4,271   4,342
Other interest expense        316       533         646   1,027

  Total interest charges    2,452     2,676       4,917   5,369


Net Income                $26,055   $25,198     $30,675 $28,053


The accompanying Notes are an integral part of these financial  statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION


                                   March 31, 2000 September 30, 1999
(in thousands)                      (Unaudited)

ASSETS
Property, Plant and Equipment
Utility plant                         $668,679          $645,596
Less accumulated depreciation          341,536           328,775

 Utility plant, net                    327,143           316,821


Other property, net                        253               298


Current Assets
Cash and cash equivalents                2,725               533
Accounts receivable
 Gas                                    54,074            37,157
 Merchandise                             2,406             2,283
 Affiliated companies                   20,646            20,654
 Other                                   1,392             1,966
 Allowance for doubtful accounts        (4,532)           (4,532)
Inventories, at average cost
 Storage gas inventory                  22,745            24,722
 Materials and supplies                  5,214             5,024
Liquified natural gas in storage         3,212             3,318
Deferred gas costs                       5,005             2,305
Deferred income taxes                   14,165            11,621
Prepayments and other                    3,213             4,652

   Total current assets                130,265           109,703

Deferred Charges and Other Assets        4,486             3,833

TOTAL ASSETS                          $462,147          $430,655

The accompanying Notes are an integral part of these financial statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION



                                   March 31, 2000 September 30, 1999
(in thousands, except share data)   (Unaudited)


CAPITAL AND LIABILITIES
Capitalization
Common shareholder's equity
 Common stock, $0.01 par value;
   3,000,000 shares authorized
   1,972,052 shares outstanding at
   March 31, 2000, and
   September 30, 1999                $     20        $      20
 Premium on capital stock              31,682           31,682
 Capital surplus                        2,802            2,802
 Retained earnings                    174,176          143,502

   Total common shareholder's equity  208,680          178,006
Preferred stock, cumulative $0.01 par
 value, 120,000 shares authorized,
 issuable in series-$4.70 Series           --               --
Long-term debt                        115,000          119,650

   Total capitalization               323,680          297,656

Current Liabilities
Long-term debt due within one year      4,650               --
Accounts payable                       34,323           36,985
Accrued taxes                          30,276           18,799
Customers' deposits                    17,140           16,301
Other amounts due customers            10,448           18,576
Accrued wages and benefits             10,048            9,663
Other                                  10,626           10,847

   Total current liabilities          117,511          111,171

Deferred Credits and Other Liabilities
Deferred income taxes                  16,367           16,689
Accumulated deferred investment
 tax credits                            1,989            2,213
Regulatory liability                    1,696            2,112
Customer advances for construction
 and other                                904              814

   Total deferred credits and
    other liabilities                  20,956           21,828

Commitments and Contingencies              --               --

TOTAL CAPITAL AND LIABILITIES        $462,147         $430,655

The accompanying Notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
ALABAMA GAS CORPORATION
(Unaudited)

Six months ended March 31, (in thousands)     2000       1999


Operating Activities
Net income                                 $ 30,675     $28,053
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
 Depreciation and amortization               14,137      13,193
 Deferred income taxes, net                  (3,126)     (1,971)
 Deferred investment tax credits               (224)       (224)
 Net change in:
   Accounts receivable                      (16,466)    (15,989)
   Inventories                                1,893       5,857
   Deferred gas costs                        (2,700)     (3,159)
   Accounts payable                          (2,662)      1,427
   Other current assets and liabilities       5,196      11,158
 Other, net                                    (441)       (104)

   Net cash provided by
    operating activities                     26,282      38,241

Investing Activities
Additions to property, plant and equipment  (24,434)    (19,632)
Net advances from (to) affiliates                 8     (20,664)
Proceeds from sale of assets                     --      27,000
Other, net                                      336         122

   Net cash used in investing activities    (24,090)    (13,174)

Financing Activities
Net change in short-term debt                    --     (20,350)

   Net cash used in financing activities         --     (20,350)


Net change in cash and cash equivalents       2,192       4,717
Cash and cash equivalents at
 beginning of period                            533       1,222

Cash and Cash Equivalents at End of Period $  2,725     $ 5,939

The accompanying Notes are an integral part of these financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
ENERGEN CORPORATION AND ALABAMA GAS CORPORATION


1.  BASIS OF PRESENTATION

All adjustments to the unaudited financial statements which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods have been recorded. Such adjustments consisted of normal recurring items. The consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto for the years ended September 30, 1999, 1998, and 1997, included in the 1999 Annual Report of Energen Corporation (the Company) on Form 10-K. Certain reclassifications were made to conform prior years' financial statements to the current-quarter presentation. The Company?s natural gas distribution business is seasonal in character and influenced by weather conditions. Results of operations for the interim periods are not necessarily indicative of the results which may be expected for the fiscal year.

2.  REGULATORY

As an Alabama utility, Alabama Gas Corporation (Alagasco) is subject to regulation by the Alabama Public Service Commission (APSC), which established the Rate Stabilization and Equalization (RSE) rate-setting process in 1983. RSE was extended with modifications in 1985, 1987 and 1990. On October 7, 1996, RSE was extended, without change, for a five-year period through January 1, 2002.
Under the terms of that extension, RSE will continue after January 1, 2002, unless, after notice to the Company and a hearing, the Commission votes to either modify or discontinue its operation. Under RSE as extended, the APSC conducts quarterly reviews to determine, based on Alagasco's projections and fiscal year-to-date performance, whether Alagasco's return on average equity for the fiscal year will be within the allowed range of 13.15 percent to 13.65 percent. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each fiscal year, effective December 1, and cannot exceed 4 percent of prior-year revenues. RSE limits the utility's year-end equity upon which a return is permitted to 60 percent of total capitalization and provides for certain cost control measures designed to monitor Alagasco's operations and maintenance (O&M) expense. If the change in O&M expense per customer falls within 1.25 percentage points above or below the Consumer Price Index For All Urban Customers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. In fiscal 1999, the increase in O&M expense per customer was below the index range; as a result the utility benefited by $0.7 million. Under RSE as extended, a $4.5 million and a $6.6 million annual increase in revenue became effective December 1, 1999 and 1998, respectively.

Alagasco calculates a temperature adjustment to customers? bills to remove the effect of departures from normal temperatures on earnings. The calculation is performed monthly, and the adjustments to customers' bills are made in the same billing cycle in which the weather variation occurs. Substantially all the customers to whom the temperature adjustment applies are residential, small commercial and small industrial. Alagasco's rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply.

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

In accordance with APSC-directed regulatory accounting procedures, Alagasco in 1989 began returning to customers excess utility deferred taxes which resulted from a reduction in the federal statutory tax rate from 46 percent to 34 percent using the average rate assumption method. This method provides for the return to ratepayers of excess deferred taxes over the lives of the related assets. In 1993 those excess taxes were reduced as a result of a federal tax rate increase from 34 percent to 35 percent. Remaining excess utility deferred taxes of $1.4 million are being returned to ratepayers over approximately 11 years. At March 31, 2000, and September 30, 1999, a regulatory liability related to income taxes of $1.7 million and $2.1 million, respectively, was included in the consolidated financial statements.

As of November 1, 1998, Alagasco offered a Voluntary Early Retirement Program to certain eligible employees. The APSC allowed these costs to be amortized over a three-year period. As of March 31, 2000, and September 30, 1999, a regulatory asset of $1.8 million and $2.4 million, respectively, was included in the consolidated financial statements for costs associated with this early retirement program.

3.  DERIVATIVE COMMODITY INSTRUMENTS

Energen Resources Corporation, Energen?s oil and gas subsidiary, periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on oil and gas production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange and over-the-counter swaps and basis hedges with major energy derivative product specialists. These transactions are accounted for under the hedge method of accounting. Under this method, any unrealized gains and losses are recorded as a current receivable/payable with a corresponding deferred gain/loss. Realized gains and losses are deferred as current liabilities or assets until the revenues from the related hedged volumes are recognized in the income statement. Cash flows from derivative instruments are recognized as incurred through changes in working capital. The Company had deferred losses of $25.3 million and $16.5 million on the balance sheet as of March 31, 2000, and September 30, 1999, respectively.

As of March 31, 2000, Energen Resources had entered into contracts and swaps for
19.9 Bcf of its remaining fiscal 2000 gas production at an average contract price of $2.44 per Mcf and for 963 MBbl of its remaining oil production at an average contract price of $19.47 per barrel. In addition, the Company had hedged the basis difference on 6.0 Bcf of its remaining fiscal 2000 San Juan Basin gas production.

As  of  March 31, 2000, fiscal year 2001 contracts and swaps were in  place  for
26.6 Bcf of gas production at an average contract price of $2.67 per Mcf and for 660 MBbl of oil production at an average contract price of $23.48 per barrel. The Company also had hedged 150 MBbl of oil production with a collar price of $20.00 to $25.24 per barrel. In addition, the Company hedged the basis difference on 9.6 Bcf of its fiscal 2001 San Juan Basin gas production.
Subsequent to March 31, 2000, Energen Resources entered into additional contracts and swaps for fiscal year 2001, resulting in a total of 37.0 Bcf of gas production hedged at an average contract price of $2.76 per Mcf and 750 MBbl of oil production at an average contract price of $23.39 per barrel for fiscal year 2001. The oil collar and the basis hedges remain unchanged.

All hedge transactions are subject to the Company?s risk management policy, approved by the Board of Directors, which does not permit speculative positions. To apply the hedge method of accounting, management must demonstrate that a high correlation exists between the value of the derivative commodity instrument and the value of the item hedged. Management uses the historic relationships between the derivative instruments and the sales prices of the hedged volumes to ensure that a high level of correlation exists.

4.  RECENT PRONOUNCEMENTS OF THE FASB

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments. The Company is required to adopt this statement in fiscal year 2001. The impact of this pronouncement on the Company currently is being evaluated.


5.  SEGMENT INFORMATION

The Company principally is engaged in two business segments: the purchase, distribution and sale of natural gas in central and north Alabama (natural gas distribution) and the acquisition, development, exploration and production of oil and gas in the continental United States (oil and gas operations).


                           Three months ended   Six months ended
                               March 31,           March 31,
 (in thousands)               2000     1999      2000     1999

Operating revenues
 Natural gas distribution    $158,548   $144,692   $243,974    $216,249
 Oil and gas operations        48,908     43,698     92,491      86,109

   Total                     $207,456   $188,390   $336,465    $302,358

Operating income (loss)
 Natural gas distribution     $43,212    $42,853    $52,562     $49,935
 Oil and gas operations        13,478      7,875     23,810      14,071
 Eliminations and corporate
  expenses                       (326)        51       (614)       (266)

   Total                      $56,364    $50,779    $75,758     $63,740

Identifiable assets
   Natural gas distribution  $441,501   $426,449   $441,501    $426,449
 Oil and gas operations       647,731    642,466    647,731     642,466
 Eliminations and other       (12,884)   (26,089)   (12,884)    (26,089)

   Total                   $1,076,348 $1,042,826 $1,076,348  $1,042,826

6.  RECONCILIATION OF EARNINGS PER SHARE
                            Three months ended          Three months ended
(in thousands, except
 per share amounts)           March 31, 2000              March 31, 1999
                                       Per Share                    Per Share
                         Income  Shares  Amount    Income   Shares    Amount

Basic  EPS              $41,166  30,129  $ 1.37   $42,369   29,589    $ 1.43
Effect of Dilutive Securities
 Long-range performance shares      137                        150
 Non-qualified stock options         98                        131

Diluted  EPS            $41,166  30,364  $ 1.36   $42,369   29,870    $ 1.42

                            Six months ended            Six months ended
(in thousands, except
 per share amounts)          March 31, 2000              March 31, 1999

                                         Per Share                   Per Share
                        Income    Shares  Amount  Income     Shares    Amount

Basic  EPS              $50,302   30,081  $ 1.67  $46,211    29,511    $ 1.57
Effect of Dilutive Securities
 Long-range performance shares       144                        155
 Non-qualified stock options         109                        144


Diluted  EPS            $50,302   30,334  $ 1.66  $46,211    29,810    $ 1.55

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Energen's net income totaled $41.2 million ($1.36 per diluted share) for the three months ended March 31, 2000, compared to net income of $42.4 million
($1.42 per diluted share) recorded in the same period last year. Energen Resources Corporation, Energen's oil and gas subsidiary, realized net income of $15.2 million in the current fiscal quarter as compared with $16.9 million in the same period last year. Significantly higher realized sales prices for oil, natural gas and natural gas liquids more than compensated for reduced production levels primarily resulting from the June 1999 sale of certain offshore Gulf of Mexico properties; however, the nonconventional fuels tax credit was $5.3 million less than in the prior year primarily due to the timing of recognition on an interim basis and a lower-than-expected per-unit tax credit rate. Energen?s natural gas utility, Alagasco, reported net income of $26.1 million in the second quarter; this $0.9 million increase from the same period last year primarily reflected the utility's ability to earn within its allowed range of return on an increased level of equity representing investment in utility plant.

For the 2000 fiscal year-to-date, Energen's net income totaled $50.3 million ($1.66 per diluted share) compared with $46.2 million ($1.55 per diluted share) for the same period in the prior year. Energen Resources' net income totaled $19.8 million and compared favorably with $17.9 million of net income for the first six months of fiscal 1999. Higher realized sales prices more than offset lower production levels and lower nonconventional fuels tax credits. Alagasco's earnings increased $2.6 million in the current year-to-date to $30.7 million as the utility continued to earn its allowed range of return on an increased level of equity.

Natural Gas Distribution
Natural gas distribution revenues increased $13.9 million for the quarter and $27.7 million on a year-to-date basis primarily due to an increase in the commodity cost of gas, which is recovered from customers through the Gas Supply Adjustment (GSA) rider, and to increased weather-related sales volumes. For the quarter, weather that was 5.1 percent colder than the same period last year contributed to a 2.3 percent increase in residential sales volumes and a 3.4 percent increase in small commercial and industrial customer sales volumes. The addition of a cogeneration facility largely contributed to a 7.9 percent increase in transportation volumes. For the year-to-date, weather that was 15.4 percent colder than the same period last year contributed to an 8.6 percent increase in residential sales volumes. For the same reasons that influenced the quarter, small commercial and industrial customers and large transportation customers had a 7.3 percent and an 11.7 percent increase in throughput, respectively. Higher commodity gas prices contributed to an 18.5 percent increase in the cost of gas for the quarter, while higher prices along with increased gas purchase volumes contributed to a 24.2 percent increase in the cost of gas for the year-to-date. Alagasco calculates a temperature adjustment to certain customers' bills on a real-time basis to substantially remove the effect of departures from normal temperatures on Alagasco's earnings. The customers to whom the temperature adjustment applies primarily are residential, small commercial and small industrial.

As discussed more fully in Note 2, Alagasco is subject to regulation by the APSC. On October 7, 1996, the APSC issued an order extending the Company?s current rate-setting mechanism through January 1, 2002. Under the terms of that extension, RSE will continue after January 1, 2002, unless, after notice to the Company and a hearing, the Commission votes to either modify or discontinue its operation.

Operations and maintenance (O&M) expense increased slightly in both the current quarter and year-to-date periods primarily due to increased labor related costs and marketing costs partially offset by decreased bad debt and reduced general liability insurance expense.

A slight increase in depreciation expense in the current quarter and year-to-date primarily was due to normal growth of the utility?s distribution system. Taxes other than income primarily reflected various state and local business taxes as well as payroll-related taxes. State and local business taxes generally are based on gross receipts and fluctuate accordingly.

Oil and Gas Operations
Revenues from oil and gas operations rose 11.9 percent to $48.9 million for the three months ended March 31,2000, and 7.4 percent to $92.5 million for the year-to-date largely as a result of the significantly higher commodity prices more than offsetting the reduced production. For the quarter, realized gas prices increased 4 percent to $2.41 per Mcf, while realized oil prices increased 63 percent to $17.04 per barrel. Natural gas liquids prices increased 115 percent to an average price of $16.19 per barrel. For the year-to-date, realized gas prices increased 5.8 percent to $2.37 per Mcf, realized oil prices increased
47.3 percent to $16.39 per barrel and natural gas liquids prices increased 104 percent to an average price of $14.97 per barrel.

Natural gas production in the second fiscal quarter decreased 10 percent to 12.8 Bcf and oil volumes declined 27.1 percent to 622 MBbl primarily due to the sale of certain offshore Gulf of Mexico properties in the latter half of the prior fiscal year. Production of natural gas liquids more than doubled to 353 MBbl as a result of higher liquids prices which led to substantially all natural gas liquids being removed from the gas stream during processing. For the year-to-date, natural gas production decreased 12.6 percent to 25.1 Bcf, oil volumes decreased 26.4 percent to 1,203 MBbl, and natural gas liquids production increased 141 percent to 694 MBbl primarily for the same reasons as indicated above. Natural gas comprised approximately 70 percent of Energen Resources' production for the current quarter and the year-to-date.

Energen Resources enters into derivative commodity instruments to hedge its exposure to the impact of price fluctuations on oil and gas production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange and over-the-counter swaps and basis hedges with major energy derivative product specialists. All hedge transactions are subject to the Company?s risk management policy, approved by the Board of Directors, which does not permit speculative positions. At March 31, 2000, Energen Resources had entered into contracts and swaps for 19.9 Bcf of its remaining fiscal 2000 gas production at an average contract price of $2.44 per Mcf and for 963 MBbl of its remaining oil production at an average contract price of $19.47 per barrel. In addition, the Company had hedged the basis difference on 6.0 Bcf of its remaining fiscal 2000 San Juan Basin gas production. Fiscal year 2001 contracts and swaps were in place for 26.6 Bcf of gas production at an average contract price of $2.67 per Mcf and for 660 MBbl of oil production at an average contract price of $23.48 per barrel. The Company also had hedged 150 MBbl of oil production with a collar price of $20.00 to $25.24 per barrel. In addition, the Company had hedged the basis difference on
9.6 Bcf of its fiscal 2001 San Juan Basin gas production. Subsequent to March 31, 2000, Energen Resources entered into additional contracts and swaps for fiscal year 2001, resulting in a total of 37.0 Bcf of gas production hedged at an average contract price of $2.76 per Mcf and 750 MBbl of oil production at an average contract price of $23.39 per barrel for fiscal year 2001. The oil collar and the basis hedges remain unchanged.

Energen Resources, in the ordinary course of business, may be involved in the sale of developed and undeveloped non-strategic properties. Gains or losses on the sale of such properties are included in operating revenues. Energen Resources recorded a pre-tax gain of $730,000 for the current quarter and year-to-date on the sale of various properties. There were no material sales of property reported in the prior second fiscal quarter or year-to-date.

O&M expense decreased $1.3 million for the quarter and $3.0 million for the year-to-date. Lease operating expenses decreased by $1.4 million for the quarter and $3.6 million for the year-to-date primarily due to the sale of the offshore properties. Exploration expense was higher by $0.4 million and $0.5 million for the quarter and year-to-date, respectively, primarily due to the timing of exploratory efforts.

Energen Resources' lower production volumes resulted in a $1.3 million decrease in depreciation, depletion and amortization (DD&A) for the quarter and a $3.9 million decrease year-to-date. The average depletion rate for the quarter of $0.77 remained stable as compared to $0.78 for the same period last year. For the year-to-date, the average depletion rate was $0.77 as compared to $0.79 in the prior fiscal period.

Energen Resources' expense for taxes other than income taxes primarily reflected production-related taxes which were $2.0 million higher this quarter and $3.4 million higher for the year-to-date as a result of the increase in the market prices of natural gas, oil and natural gas liquids.

Non-Operating Items
Interest expense for the Company remained relatively stable in quarter and year-to-date comparisons. The Company's average borrowings under its short-term credit facilities decreased slightly.

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

Income tax expense increased in quarter and year-to-date comparisons as a result of higher consolidated pretax income and lower nonconventional fuels tax credits of $5.3 million this quarter and $4.1 million year-to-date. Decreased nonconventional fuels tax credits largely were due to the timing of the recognition on an interim basis and a lower-than-anticipated per-unit tax credit rate for calendar years 1999 and 2000. On April 4, 2000, the tax credit rate for nonconventional fuels was lowered due to a change in the U.S. Department of Commerce methodology for computing the Gross National Product price deflator resulting in a $1.0 million negative adjustment to Energen's tax credits, all of which were recognized in the current-year second quarter.

FINANCIAL POSITION AND LIQUIDITY

Cash flow from operations for the current year-to-date was $62.7 million compared to $72.0 million in the same period in the prior year. Changes in working capital items, which are highly influenced by throughput, oil and gas production volumes and timing of payments, offset each other in the current period.

The Company had a net investment of $50.2 million through the six months ended March 31, 2000, primarily in the addition of property, plant and equipment. Energen Resources invested $26.5 million in capital expenditures year-to-date primarily related to the development of oil and gas properties. Utility capital expenditures totaled $24.6 million year-to-date and represented system distribution expansion and support facilities.

The Company used $152.5 million year-to-date for financing activities. For tax planning purposes, the Company borrowed $140.9 million in September 1999 to invest in short-term federal obligations. The Treasuries matured in early October 1999 and the proceeds were used to repay the debt. Borrowings under Energen's short-term credit facilities decreased slightly.

FUTURE CAPITAL RESOURCES AND LIQUIDITY

The Company plans to continue to implement its diversified growth strategy. This strategy focuses on expanding Energen Resources' oil and gas operations through the acquisition and exploitation of producing properties with developmental potential while building on the strength of the Company's utility foundation. The primary objective of this strategy, adopted in fiscal year 1996, was to realize an average compound diluted EPS growth rate of 10 percent a year over each rolling five-year period. This strategy has helped generate a diluted EPS growth rate of approximately 12 percent over the last four years.

The Company's management recently has reevaluated its capital spending and financing plans in response to Energen's current stock price and the overall state of the broad market conditions. Energen has delayed its earlier plan to issue new equity in the first half of fiscal year 2000 to retire short-term debt related to its prior-year acquisition of TOTAL Minatome Corporation. At the same time, Energen has reduced its planned investment in property acquisitions at Energen Resources from $100 million to approximately $50 million in fiscal year 2000. The Company plans to spend $55 million in fiscal year 2000 for development drilling and other exploitation activities and approximately $5 million in exploration and development in and around its existing properties. The Company believes that at a reduced spending level it can utilize available cash flows and, if needed, available short-term credit facilities to remain active in the acquisition market while continuing to meet its EPS growth objectives. The Company presently plans to issue equity before the end of fiscal year 2002. Over the five-year period ending in fiscal year 2004, Energen Resources plans to invest between $850 million and $1 billion for property acquisitions, exploitation activities and limited exploration and related development. To finance Energen Resources' investment program, the Company will continue to utilize its short-term credit facilities as needed to supplement internally generated cash flow, with long-term debt and equity providing permanent financing. During fiscal year 1999, Energen increased its available short-term credit facilities to $249 million to help accommodate its growth plans. Acquisitions planned for fiscal year 2000 can be funded predominantly with operating cash flows.

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

Year 2000 Disclosures
The  Company  completed  its  Year  2000  remediation  with  a  total  cost   of
approximately $3.1 million and is not aware of any material Year 2000 related issues.

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




SELECTED BUSINESS SEGMENT DATA
ENERGEN CORPORATION
(Unaudited)


                           Three months ended   Six months ended
(in thousands, except            March 31,           March 31,
 sales price data)           2000       1999     2000       1999


Natural Gas Distribution
Operating revenues
 Residential              $108,132    $99,217   $162,856  $144,564
 Commercial and
  industrial - small        37,868     34,184     58,069    50,837
 Transportation             10,783     10,533     20,058    19,086
 Other                       1,765        758      2,991     1,762

   Total                  $158,548   $144,692   $243,974  $216,249

Gas delivery volumes (MMcf)
 Residential                13,838     13,526     19,767    18,204
 Commercial and
  industrial - small         5,496      5,317      8,299     7,733
 Transportation             17,129     15,879     34,348    30,759

   Total                    36,463     34,722     62,414    56,696

Other data
 Depreciation and
  amortization            $  7,120   $  6,605   $ 14,137  $ 13,193
 Capital expenditures     $ 14,999   $  9,325   $ 24,616  $ 19,632
 Operating income         $ 43,212   $ 42,853   $ 52,562  $ 49,935

Oil and Gas Operations
Operating revenues
 Natural gas              $ 30,880   $ 33,050   $ 59,568  $ 64,427
 Oil                        10,603      8,889     19,717    18,195
 Natural gas liquids         5,712        980     10,394     2,116
 Other                       1,713        779      2,812     1,371

   Total                  $ 48,908   $ 43,698   $ 92,491  $ 86,109

Sales volume
 Natural gas (MMcf)         12,810     14,220     25,108    28,713
 Oil (MBbl)                    622        853      1,203     1,634
 Natural gas liquids (MBbl)    353        130        694       288
Average sales price
 Natural gas (Mcf)        $   2.41   $   2.32   $   2.37  $   2.24
 Oil (barrel)             $  17.04   $  10.43   $  16.39  $  11.13
 Natural gas
  liquids (barrel)        $  16.19   $   7.54   $  14.97  $   7.34
Other data
 Depreciation, depletion
  and amortization        $ 14,573   $ 15,838   $ 28,600  $ 32,454
 Capital expenditures     $ 14,893   $ 10,757   $ 26,487  $158,747
 Exploration expenditures $  1,151   $    713   $  2,554  $  2,089
 Operating income         $ 13,478   $  7,875   $ 23,810  $ 14,071



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

Energen Resources enters into derivative commodity instruments to hedge its exposure to the impact of price fluctuations on oil and gas production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange and over-the-counter swaps and basis hedges with major energy derivative product specialists. All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. These transactions are accounted for under the hedge method of accounting. Under this method, any unrealized gains and losses are recorded as a current receivable/payable with a corresponding deferred gain/loss. Realized gains and losses are deferred as current liabilities or assets until the revenues from the related hedged volumes are recognized in the income statement. Cash flows from derivative instruments are recognized as incurred through changes in working capital. The Company had deferred losses of $25.3 million and $16.5 million on the balance sheet as of March 31, 2000, and September 30, 1999, respectively.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information with respect to the annual meeting of shareholders held on January 26, 2000, is reported in Item 4 of Energen Corporation 10-Q for the three months ended December 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.         Exhibits

   27.1 Financial data schedule of Energen Corporation (for SEC purposes only)

   27.2 Financial data schedule of Alabama Gas Corporation (for SEC purposes only)

b. Reports on Form 8-K

No reports on Form 8-K were filed for the three months ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ENERGEN CORPORATION
                                         ALABAMA GAS CORPORATION


         May 12, 2000                    By   /s/ Wm. Michael Warren, Jr.
                                         Wm. Michael Warren, Jr.
                                         Chairman, President and Chief Executive
                                         Officer of Energen, Chairman and
                                         Chief Executive Officer of Alabama
                                         Gas Corporation


         May 12, 2000                    By   /s/ G. C. Ketcham
                                         G. C. Ketcham
                                         Executive Vice President, Chief
                                         Financial Officer and Treasurer of
                                         Energen and Alabama Gas Corporation



         May 12, 2000                    By   /s/ Grace B. Carr
                                         Grace B. Carr
                                         Controller of Energen



         May 12, 2000                    By   /s/ Paula H. Rushing
                                         Paula H. Rushing
                                         Vice President-Finance of Alabama Gas
                                         Corporation