Form 10-Q
period 2000-06-30
ENERGEN CORP; ALABAMA GAS CORP
filed 2000-08-11
CIK 277595, 3146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2000

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

Indicate by a check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES X NO ____


Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of August 11, 2000:


     Energen Corporation, $0.01 par value           30,170,424 shares
     Alabama Gas Corporation, $0.01 par value        1,972,052 shares

                 ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
ENERGEN CORPORATION
(Unaudited)

                           Three months ended  Nine months ended
                                June 30,            June 30,
 (in thousands,              2000      1999      2000      1999
  except share data)

Operating Revenues
Natural gas distribution    $69,111  $63,296    $313,085 $279,545
Oil and gas operations       47,456   45,224     139,947  131,333

  Total operating revenues  116,567  108,520     453,032  410,878

Operating Expenses
Cost of gas                  26,042   22,475     133,960  109,053
Operations and maintenance   42,540   42,133     126,404  127,591
Depreciatin, depletion and
 amortization                24,210   22,156      66,947   67,803
Taxes, other than
 income taxes                10,617    8,354      36,805   29,289

  Total operating expenses  103,409   95,118     364,116  333,736

Operating Income             13,158   13,402      88,916   77,142

Other Income (Expense)
Interest expense             (9,368)  (8,930)    (28,053) (28,135)
Other, net                      365      476       1,138      990


   Total other expense       (9,003)  (8,454)    (26,915) (27,145)

Income Before Income Taxes    4,155    4,948      62,001   49,997
Income tax (benefit) expense   (303)   1,435       7,241      273

Net Income                $   4,458  $ 3,513   $  54,760  $49,724

Basic Earnings Per Avg.
 Common Share             $    0.15  $  0.12   $    1.82  $  1.68

Diluted Earnings Per Avg.
 Common Share             $    0.15  $  0.12   $    1.81  $  1.66

Dividends Per
 Common Share             $   0.165  $  0.16   $   0.495  $  0.48

Basic Avg. Commmon
 Shares Outstanding          30,081   29,720      30,081   29,581
Diluted Avg. Common
 Shares Outstanding          30,346   30,015      30,315   29,877

The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
ENERGEN CORPORATION



                                   June 30, 2000  September 30, 1999
(in thousands)                       (Unaudited)


ASSETS
Current Assets
Cash and cash equivalents             $ 10,716          $145,390
Accounts receivable, net of
 allowance for doubtful
 accounts of $6,303 at June 30, 2000,
 and $5,598 at September 30, 1999       94,374            74,505
Inventories, at average cost
 Storage gas inventory                  30,575            24,722
 Materials and supplies                  9,083             8,287
 Liquified natural gas in storage        3,236             3,318
Deferred gas costs                       3,468             2,305
Deferred income taxes                   18,292            14,691
Prepayments and other                   78,743            22,529

   Total current assets                248,487           295,747

Property, Plant and Equipment
Oil and gas properties,
 successful efforts method             704,202           669,985
Less accumulated depreciation,
 depletion and amortization            168,955           129,839
 Oil and gas properties, net           535,247           540,146

Utility plant                          683,591           645,596
Less accumulated depreciation          347,421           328,775

 Utility plant, net                    336,170           316,821

Other property, net                      4,669             4,140
   Total property, plant and
    equipment, net                     876,086           861,107
Other Assets
Deferred income taxes                   26,196            21,055
Deferred charges and other              11,304             6,986

   Total other assets                   37,500            28,041

TOTAL ASSETS                        $1,162,073        $1,184,895



The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
ENERGEN CORPORATION

                                   June 30, 2000  September 30, 1999
(in thousands, except share data)   (Unaudited)

CAPITAL AND LIABILITIES
Current Liabilities
Long-term debt due within one year    $  6,648          $ 1,955
Notes payable to banks                 147,000          268,000
Accounts payable                       118,840           61,418
Accrued taxes                           30,935           22,247
Customers' deposits                     16,403           16,301
Amounts due customers                   11,239           18,576
Accrued wages and benefits              20,708           19,404
Other                                   34,355           37,381

   Total current liabilities           386,128          445,282

Deferred Credits and Other Liabilities
Other                                    5,156            6,285

   Total deferred credits and
    other liabilities                    5,156            6,285

Commitments and Contingencies               --               --


Capitalization
Preferred stock, cumulative $0.01 par
 value, 5,000,000 shares authorized         --               --
Common shareholders' equity
 Common stock, $0.01 par value;
   75,000,000 shares authorized,
   30,272,570 shares outstanding
   at June 30, 2000, and
   29,903,964 shares outstanding
   at September 30, 1999                  303              299
 Premium on capital stock             212,134          205,831
 Capital surplus                        2,802            2,802
 Retained earnings                    192,435          152,572
Deferred compensation plan              3,606            2,054
Treasury stock, at cost (329,578
 shares at June 30, 2000,
 and 101,431 shares at
 September 30, 1999)                   (6,479)          (2,054)

   Total common shareholders' equity  404,801          361,504
Long-term debt                        365,988          371,824

   Total capitalization               770,789          733,328

TOTAL CAPITAL AND LIABILITIES      $1,162,073       $1,184,895



The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
ENERGEN CORPORATION
(Unaudited)


Nine months ended June 30, (in thousands)     2000       1999

Operating Activities
Net income                                  $54,760     $49,724
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
 Depreciation, depletion and amortization   66,947      67,803
 Deferred income taxes, net                 (9,173)    (11,644)
 Deferred investment tax credits, net         (336)       (336)
 Gain on sale of assets                     (1,472)     (2,900)
 Net change in:
   Accounts receivable                     (19,869)      3,298
   Inventories                              (6,567)       (900)
   Deferred gas cost                        (1,163)       (111)
   Accounts payable                         (1,169)     (8,667)
   Other current assets and liabilities      2,108      16,263
 Other, net                                 (5,309)        819

   Net cash provided by operating
    activities                              78,757     113,349

Investing Activities
Additions to property, plant
 and equipment                             (81,614)    (85,339)
Acquisition, net of cash acquired               --    (123,816)
Proceeds from sale of assets                 2,600      48,331
Other, net                                    (807)       (675)

   Net cash used in investing activities   (79,821)   (161,499)

Financing Activities
Payment of dividends on common stock       (14,896)    (14,197)
Issuance of common stock                     6,664       8,222
Purchase of treasury stock                  (3,231)       (442)
Reduction of long-term debt                 (1,147)     (6,219)
Payment of note payable issued
 to purchase U.S. Treasury securities     (140,917)   (100,571)
Net change in short-term debt               19,917      62,571

   Net cash used in financing activities  (133,610)    (50,636)

Net change in cash and cash equivalents   (134,674)    (98,786)
Cash and cash equivalents at
 beginning of period                       145,390     103,231

Cash and Cash Equivalents at
 End of Period                             $10,716     $ 4,445

The accompanying Notes are an integral part of these financial statements.

STATEMENTS OF INCOME
ALABAMA GAS CORPORATION
(Unaudited)

                           Three months ended  Nine months ended
                                June 30,            June 30,
 (in thousands)              2000     1999       2000     1999


Operating Revenues          $69,111  $63,296   $313,085 $279,545


Operating Expenses
Cost of gas                  26,439   22,868    135,190  110,426
Operations and maintenance   26,236   25,597     77,131   75,400
Depreciation                  7,243    6,693     21,380   19,886
Income taxes
 Current                      1,207    2,045     21,946   20,438
 Deferred, net                 (743)  (1,700)    (3,869)  (3,671)
 Deferred investment tax
  credits, net                 (112)    (112)      (336)    (336)
Taxes, other than
 income taxes                 5,906    5,292     23,535   21,052

  Total operating expenses   66,176   60,683    274,977  243,195

Operating Income              2,935    2,613     38,108   36,350

Other Income (Expense)
Allowance for funds used
 during construction            365     159         681      327
Other, net                      262     195         365     (288)

  Total other income           627      354       1,046       39

Interest Charges
Interest on long-term debt   2,135    2,135       6,406    6,477
Other interest expense         311      325         957    1,352

  Total interest charges     2,446    2,460       7,363    7,829


Net Income                  $1,116   $  507     $31,791  $28,560




The accompanying Notes are an integral part of these financial  statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION


                                   June 30, 2000  September 30, 1999
(in thousands)                      (Unaudited)


ASSETS
Property, Plant and Equipment
Utility plant                         $683,591          $645,596
Less accumulated depreciation          347,421           328,775

 Utility plant, net                    336,170           316,821

Other property, net                        250               298

Current Assets
Cash and cash equivalents                3,863               533
Accounts receivable
 Gas                                    56,841            37,157
 Merchandise                             2,119             2,283
 Affiliated companies                   12,392            20,654
 Other                                   1,859             1,966
 Allowance for doubtful accounts        (5,032)           (4,532)
Inventories, at average cost
 Storage gas inventory                  30,575            24,722
 Materials and supplies                  5,461             5,024
 Liquified natural gas in storage        3,236             3,318
Deferred gas costs                       3,468             2,305
Deferred income taxes                   14,596            11,621
Prepayments and other                    2,383             4,652

   Total current assets                131,761           109,703

Deferred Charges and Other Assets        4,775             3,833


TOTAL ASSETS                          $472,956          $430,655


The accompanying Notes are an integral part of these financial statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION


                                   June 30, 2000  September 30, 1999
(in thousands, except share data)   (Unaudited)

CAPITAL AND LIABILITIES
Capitalization
Common shareholder's equity
 Common stock, $0.01 par value;
   3,000,000 shares authorized,
   1,972,052 shares outstanding at
   June 30, 2000, and
   September 30, 1999               $      20        $      20
 Premium on capital stock              31,682           31,682
 Capital surplus                        2,802            2,802
 Retained earnings                    175,291          143,502

   Total common shareholder's equity  209,795          178,006
Preferred stock, cumulative $0.01
 par value, 120,000 shares authorized,
 issuable in series-$4.70 Series           --               --
Long-term debt                        115,000          119,650


   Total capitalization               324,795          297,656


Current Liabilities
Long-term debt due within one year      4,650               --
Accounts payable                       45,901           36,985
Accrued taxes                          29,180           18,799
Customers' deposits                    16,403           16,301
Other amounts due customers            11,239           18,576
Accrued wages and benefits             11,602            9,663
Other                                   8,833           10,847

   Total current liabilities          127,808          111,171

Deferred Credits and Other Liabilities
Deferred income taxes                  16,324           16,689
Accumulated deferred investment
 tax credits                            1,877            2,213
Regulatory liability                    1,349            2,112
Customer advances for construction
 and other                                803              814

   Total deferred credits and
    other liabilities                  20,353           21,828

Commitments and Contingencies              --               --

TOTAL CAPITAL AND LIABILITIES        $472,956         $430,655



The accompanying Notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
ALABAMA GAS CORPORATION
(Unaudited)


Nine months ended June 30, (in thousands)     2000       1999


Operating Activities
Net income                                 $ 31,791     $28,560
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
 Depreciation and amortization               21,380      19,886
 Deferred income taxes, net                  (3,869)     (3,671)
 Deferred investment tax credits               (336)       (336)
 Net change in:
   Accounts receivable                      (18,913)       (304)
   Inventories                               (6,208)     (1,443)
   Deferred gas costs                        (1,163)       (111)
   Accounts payable                           8,916       5,175
   Other current assets and liabilities       4,547      12,233
 Other, net                                  (1,077)         62

   Net cash provided by operating activities 35,068      60,051


Investing Activities
Additions to property, plant and equipment  (40,018)    (31,961)
Net advances from (to) affiliates             8,262     (32,125)
Proceeds from sale of assets                     --      27,000
Other, net                                       18         479

   Net cash used in investing activities    (31,738)    (36,607)

Financing Activities
Net change in short-term debt                    --     (20,350)

   Net cash used in financing activities         --     (20,350)

Net change in cash and cash equivalents       3,330       3,094
Cash and cash equivalents at
 beginning of period                            533       1,222

Cash and Cash Equivalents at
 End of Period                             $  3,863     $ 4,316


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

Alagasco calculates a temperature adjustment to customers? bills to remove the effect of departures from normal temperatures on earnings. The calculation is performed monthly, and the adjustments to customers' bills are made in the same billing cycle in which the weather variations occur. Substantially all the customers to whom the temperature adjustment applies are residential, small commercial and small industrial. Alagasco's rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply.

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

In accordance with APSC-directed regulatory accounting procedures, Alagasco in 1989 began returning to customers excess utility deferred taxes which resulted from a reduction in the federal statutory tax rate from 46 percent to 34 percent using the average rate assumption method. This method provides for the return to ratepayers of excess deferred taxes over the lives of the related assets. In 1993 those excess taxes were reduced as a result of a federal tax rate increase from 34 percent to 35 percent. Remaining excess utility deferred taxes of $1.3 million are being returned to ratepayers over approximately 11 years. At June 30, 2000, and September 30, 1999, a regulatory liability related to income taxes of $1.3 million and $2.1 million, respectively, was included in the consolidated financial statements.

As of November 1, 1998, Alagasco offered a Voluntary Early Retirement Program to certain eligible employees. The APSC allowed these costs to be amortized over a three-year period. As of June 30, 2000, and September 30, 1999, a regulatory asset of $1.5 million and $2.4 million, respectively, was included in the consolidated financial statements for costs associated with this early retirement program.

3.  DERIVATIVE COMMODITY INSTRUMENTS

Energen Resources Corporation, Energen?s oil and gas subsidiary, periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on oil and gas production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange and over-the-counter swaps and basis hedges with major energy derivative product specialists. These transactions are accounted for under the hedge method of accounting. Under this method, any unrealized gains and losses are recorded as a current receivable/payable with a corresponding deferred gain/loss. Realized gains and losses are deferred as current liabilities or assets until the revenues from the related hedged volumes are recognized in the income statement. Cash flows from derivative instruments are recognized as incurred through changes in working capital. The Company had deferred losses of $75.1 million and $16.5 million included in prepayments and other on the balance sheet as of June 30, 2000, and September 30, 1999, respectively.

Energen  Resources had entered into contracts and swaps as of June 30, 2000  for
9.9 Bcf of its remaining fiscal 2000 gas production at an average contract price of $2.44 per Mcf and for 480 MBbl of its remaining oil production at an average contract price of $19.74 per barrel. In addition, the Company had hedged the basis difference on 3.0 Bcf of its remaining fiscal 2000 San Juan Basin gas production.

As of June 30, 2000, fiscal year 2001 contracts and swaps were in place for 37 Bcf of gas production at an average contract price of $2.76 per Mcf and for 750 MBbl of oil production at an average contract price of $23.39 per barrel. The Company also had hedged 150 MBbl of oil production with a collar price of $20.00 to $25.24 per barrel. In addition, the Company had hedged the basis difference on 9.6 Bcf of its fiscal 2001 San Juan Basin gas production. Fiscal year 2002 contracts and swaps were in place for 4.8 Bcf of gas production hedged at an average contract price of $2.98 per Mcf.

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

4.  RECENT PRONOUNCEMENTS OF THE FASB

In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133 (subsequently amended by SFAS Nos. 137 and 138), Accounting for Derivative Instruments and Hedging Activities, which established new accounting and reporting standards for derivative instruments. The Company is required to adopt this statement in fiscal year 2001. This statement requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure the effectiveness of the hedges, or the degree that the gain/(loss) for the hedging instrument offsets the loss/(gain) on the hedged item, at fair value each reporting period. The effective portion of the gain/loss on the derivative instrument is recognized in other comprehensive income as a component of equity until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value is required to be immediately recognized in earnings. The Company currently is evaluating the potential impact to earnings of derivatives not effective in achieving offsets in fair values of the hedged items due to changes in anticipated basis differentials or other factors. The Company may enter into additional derivative contracts (e.g. basis swaps) to help minimize the earnings impact, however, this may not fully eliminate potential earnings volatility to the Company.

5.  SEGMENT INFORMATION

The Company principally is engaged in two business segments: the purchase, distribution and sale of natural gas in central and north Alabama (natural gas distribution) and the acquisition, development, exploration and production of oil and gas in the continental United States (oil and gas operations).


                               Three months ended      Nine months ended
                                    June 30,               June 30,
 (in thousands)                 2000         1999       2000        1999

Operating revenues
 Natural gas distribution     $69,111      $63,296    $313,085    $279,545
 Oil and gas operations        47,456       45,224     139,947     131,333

   Total                     $116,567     $108,520    $453,032    $410,878

Operating income (loss)
 Natural gas distribution      $3,287      $ 2,846     $55,849     $52,781
 Oil and gas operations        10,469       11,070      34,279      25,141
 Eliminations and
  corporate expenses             (598)        (514)     (1,212)       (780)

   Total                      $13,158      $13,402     $88,916     $77,142

Identifiable assets
 Natural gas distribution    $460,564    $430,244     $460,564    $430,244
 Oil and gas operations       709,455     627,231      709,455     627,231
 Eliminations and other        (7,946)    (47,276)      (7,946)    (47,276)

   Total                   $1,162,073  $1,010,199   $1,162,073  $1,010,199

6.  ACCOUNTING FOR LONG-LIVED ASSETS

Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flow of the asset. The Statement also provides that all long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value. Accordingly, during the third fiscal quarter of 2000, Energen Resources recorded a pre-tax writedown of $3.5 million as additional depreciation, depletion and amortization expense caused by a downward reserve revision in a small oil and gas field, adjusting the carrying amount of the properties to their fair value based upon expected future discounted cash flows.

7.  RECONCILIATION OF EARNINGS PER SHARE

(in thousands, except        Three months ended          Three months ended
 per share amounts)            June 30, 2000                June 30, 1999
                                          Per Share                   Per Share
                           Income   Shares  Amount    Income   Shares   Amount

Basic  EPS                 $4,458    30,081  $ 0.15    $3,513   29,720   $0.12
Effect of Dilutive Securities
 Long-range performance shares          134                        148
 Non-qualified stock options            118                        147
 Restricted stock                        13                         --


Diluted  EPS               $4,458    30,346  $ 0.15    $3,513   30,015   $0.12


(in thousands, except        Nine months ended           Nine months ended
 per share amounts)            June 30, 2000                June 30, 1999
                                          Per Share                 Per Share
                          Income   Shares   Amount    Income  Shares   Amount

Basic  EPS               $54,760   30,081   $ 1.82   $49,724  29,581    $1.68
Effect of Dilutive Securities
 Long-range performance shares        129                        148
 Non-qualified stock options           92                        148
 Restricted stock                      13                         --

Diluted  EPS             $54,760   30,315   $ 1.81   $49,724  29,877    $1.66

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Energen's net income totaled $4.5 million ($0.15 per diluted share) for the three months ended June 30, 2000, compared to net income of $3.5 million ($0.12 per diluted share) recorded in the same period last year. Energen Resources Corporation, Energen's oil and gas subsidiary, realized net income of $3.8 million in the current fiscal quarter as compared with $3.1 million in the same period last year. Energen Resources benefited from significantly higher realized sales prices for oil, natural gas and natural gas liquids, as well as increased tax credits due to the timing of recognition on an interim basis and to adjustments to prior-year tax credit estimates. Negatively affecting net income were reduced production levels primarily resulting from the June 1999 sale of certain offshore Gulf of Mexico properties and a $2.2 million ($0.07 per diluted share) after-tax writedown under Statement of Financial Accounting Standards
(SFAS) No. 121. Prior-period earnings included a $1.9 million ($0.06 per diluted share) after-tax gain on the sale of the offshore properties. Energen's natural gas utility, Alagasco, contributed net income of $1.1 million in the third quarter. This compares with $0.5 million of net income in the same period last year and primarily reflects the utility's ability to earn within its allowed range of return on an increased level of equity representing investment in utility plant.

For the 2000 fiscal year-to-date, Energen's net income totaled $54.8 million ($1.81 per diluted share) compared with $49.7 million ($1.66 per diluted share) for the same period in the prior year. Energen Resources' net income totaled $23.5 million and compared favorably with $21 million of net income for the first nine months of fiscal 1999. Higher realized commodity prices more than offset lower production levels, lower tax credits largely due to the timing of recognition on an interim basis, and the SFAS No. 121 writedown in the current-year third quarter. Alagasco's earnings increased $3.2 million in the current year-to-date to $31.8 million as the utility continued to earn its allowed range of return on an increased level of equity.

Natural Gas Distribution
Natural gas distribution revenues increased $5.8 million for the quarter and $33.5 million on a year-to-date basis primarily due to an increase in the commodity cost of gas, which is recovered from customers through the Gas Supply Adjustment (GSA) rider. Increased sales volumes also affected the year-to-date increase in revenues. For the quarter, weather that was 2.5 percent warmer than the same period last year contributed to a 3.5 percent decrease in residential sales volumes and a 3.4 percent decrease in small commercial and industrial customer sales volumes. The addition of a cogeneration facility and increased volumes to a power generation facility largely contributed to an 18.5 percent increase in transportation volumes. For the year-to-date, weather that was 12.8 percent colder than the same period last year contributed to a 6.2 percent increase in residential sales volumes and a 4.9 percent increase in small commercial and industrial customers. For the same reason that influenced the quarter, transportation customers had a 13.9 percent increase in throughput. Higher commodity gas prices contributed to a 15.6 percent increase in cost of gas for the quarter, while higher gas prices along with increased gas purchase volumes contributed to the 22.4 percent increase in cost of gas for the year-to-date. Alagasco calculates a temperature adjustment to certain customers' bills on a real-time basis to substantially remove the effect of departures from normal temperatures on Alagasco's earnings. The customers to whom the temperature adjustment applies primarily are residential, small commercial and small industrial.

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

Operations and maintenance (O&M) expense increased slightly in both the current quarter and year-to-date periods primarily due to increased labor related costs partially offset by reduced general liability insurance expense.

A slight increase in depreciation expense in the current quarter and year-to-date primarily was due to normal growth of the utility?s distribution system. Taxes other than income primarily reflected various state and local business taxes as well as payroll-related taxes. State and local business taxes generally are based on gross receipts and fluctuate accordingly.

Oil and Gas Operations
Revenues from oil and gas operations rose 4.9 percent to $47.5 million for the three months ended June 30, 2000, and 6.6 percent to $139.9 million for the year-to-date largely as a result of the significantly higher commodity prices more than offsetting reduced production. For the quarter, realized gas prices increased 19.4 percent to $2.58 per Mcf, while realized oil prices increased 59 percent to $20.21 per barrel. Natural gas liquids prices increased 68.7 percent to an average price of $15.84 per barrel. For the year-to-date, realized gas prices increased 9.9 percent to $2.44 per Mcf, realized oil prices increased
50.8 percent to $17.55 per barrel and natural gas liquids prices increased 83.9 percent to an average price of $15.26 per barrel.

Natural gas production in the third fiscal quarter decreased 14 percent to 11.5 Bcf and oil volumes declined 32.3 percent to 526 MBbl primarily due to property sales occurring during the latter half of the prior fiscal year. Production of natural gas liquids increased 34.6 percent to 342 MBbl as a result of higher liquids prices, which led to substantially all natural gas liquids being removed from the gas stream during processing. For the year-to-date, natural gas production decreased 13 percent to 36.6 Bcf, oil volumes decreased 28.3 percent to 1,729 MBbl, and natural gas liquids production increased 90.8 percent to 1,036 MBbl primarily for the same reasons as indicated above. Natural gas comprised approximately 69 percent of Energen Resources' production for the current quarter and the year-to-date.

Energen Resources enters into derivative commodity instruments to hedge its exposure to the impact of price fluctuations on oil and gas production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange and over-the-counter swaps and basis hedges with major energy derivative product specialists. All hedge transactions are subject to the Company?s risk management policy, approved by the Board of Directors, which does not permit speculative positions. At June 30, 2000, Energen Resources had entered into contracts and swaps for 9.9 Bcf of its remaining fiscal 2000 gas production at an average contract price of $2.44 per Mcf and for 480 MBbl of its remaining oil production at an average contract price of $19.74 per barrel. In addition, the Company had hedged the basis difference on 3.0 Bcf of its remaining fiscal 2000 San Juan Basin gas production.

As of June 30, 2000, fiscal year 2001 contracts and swaps were in place for 37 Bcf of gas production at an average contract price of $2.76 per Mcf and for 750 MBbl of oil production at an average contract price of $23.39 per barrel. The Company also had hedged 150 MBbl of oil production with a collar price of $20.00 to $25.24 per barrel. In addition, the Company had hedged the basis difference on 9.6 Bcf of its fiscal 2001 San Juan Basin gas production. Fiscal year 2002 contracts and swaps were in place for 4.8 Bcf of gas production hedged at an average contract price of $2.98 per Mcf.

In addition to the derivatives described above, the Company has three-way pricing, physical sales contracts in place for approximately 22 percent of its estimated gas production in fiscal year 2002. These contracts provide for Energen Resources to receive a basin-specific weighted average price between $2.82 and $3.94 per Mcf. If the market price falls between $2.40 and $2.82 per Mcf, Energen Resources will receive $2.82 per Mcf. If the market price falls below $2.40 per Mcf, Energen Resources will receive the market price plus a premium of $0.25-$0.45, depending on the contracts. In fiscal year 2003, the Company has three-way pricing, physical sales contracts in place for approximately 16 percent of its estimated gas production. These contracts provide for Energen Resources to receive a basin-specific weighted average price between $2.72 and $3.94 per Mcf. If the market price falls between $2.40 and $2.72 per Mcf, Energen Resources will receive $2.72 per Mcf. If the market price falls below $2.40 per Mcf, Energen Resources will receive the market price plus a premium of $0.25-$0.45, depending on the contracts.

Energen Resources, in the ordinary course of business, may be involved in the sale of developed and undeveloped non-strategic properties. Gains or losses on the sale of such properties are included in operating revenues. Energen
Resources recorded a pre-tax gain of $743,000 for the current quarter as compared to $3.1 million in the prior fiscal quarter and a gain of $1.5 million year-to-date as compared to $3.1 million in the same period last year on the sale of various properties. The largest of several property sales occurred in June 1999 when Energen Resources recorded a $3.0 million pre-tax gain on the sale of offshore Gulf of Mexico properties.

O&M expense decreased $316,000 for the quarter and $3.4 million for the year-to-date. Lease operating expenses decreased by $1.3 million for the quarter and $4.9 million for the year-to-date primarily due to the sale of the offshore properties. Exploration expense remained stable for the quarter and was $0.4 million higher in the year-to-date primarily due to slightly increased exploratory efforts over the prior-year.

The SFAS No. 121 pretax writedown of $3.5 million, caused by a downward reserve revision on a small oil and gas field, was recorded as increased depreciation, depletion and amortization (DD&A) expense in the current-year third quarter. A $1.5 million increase in DD&A for the quarter resulted from the writedown, partially offset by lower production volumes. For the year-to-date, DD&A decreased $2.4 million, as decreased production more than offset the SFAS No. 121 writedown. The average depletion rate for the quarter of $0.79, excluding the effect of the writedown, remained stable as compared to $0.78 for the same period last year. For the year-to-date, the average depletion rate was $0.78 as compared to $0.79 in the prior fiscal period.

Energen Resources' expense for taxes other than income taxes primarily reflected production-related taxes which were $1.5 million higher this quarter and $5.1 million higher for the year-to-date as a result of the increase in the market prices of natural gas, oil and natural gas liquids.

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

Income tax expense decreased in quarter comparisons as a result of lower consolidated pretax income and higher nonconventional fuels tax credits of $1.2 million primarily due to timing of the recognition on an interim basis and to adjustments to prior-year tax credit estimates. In year-to-date comparisons, income tax expense increased as a result of higher consolidated pretax income and lower nonconventional fuels tax credits of $3.0 million, largely due to the timing of the recognition on an interim basis. The estimated effective tax rate utilized in computing year-to-date income tax expense reflects an expected financial recognition of $14 million of nonconventional fuels tax credits for fiscal year 2000.

FINANCIAL POSITION AND LIQUIDITY

Cash flows from operations for the current year-to-date were $78.8 million as compared to $113.3 million in the same period in the prior year. Net income increased during the period but was more than offset by changes in working capital items, which are highly influenced by throughput, oil and gas production volumes and timing of payments.

The Company had a net investment of $79.8 million through the nine months ended June 30, 2000, primarily in the addition of property, plant and equipment. Energen Resources invested $41.3 million in capital expenditures year-to-date primarily related to the development of oil and gas properties. Utility capital expenditures totaled $40.9 million year-to-date and represented system distribution expansion and support facilities.

The Company used $133.6 million year-to-date for financing activities. For tax planning purposes, the Company borrowed $140.9 million in September 1999 to invest in short-term federal obligations. The Treasuries matured in early October 1999 and the proceeds were used to repay the debt. Borrowings under Energen's short-term credit facilities increased slightly.

FUTURE CAPITAL RESOURCES AND LIQUIDITY

The Company plans to continue to implement its diversified growth strategy. This strategy focuses on expanding Energen Resources' oil and gas operations through the acquisition and exploitation of producing properties with developmental potential while building on the strength of the Company's utility foundation. The primary objective of this strategy, adopted in fiscal year 1996, is to realize  average  compound  growth in earnings per diluted  share  (EPS)  of  10 percent a year over each rolling five-year period. For the five fiscal years ending September 30, 2000, Energen expects to have generated compound EPS growth of more than 13 percent a year.

The Company's management recently reevaluated Energen's capital spending and financing plans in light of historically high commodity prices for natural gas, oil and natural gas liquids. Energen's management believes the United States is in the early stages of a multi-year period of sustained average natural gas prices in excess of $3 per year. Such sustained natural gas prices will have a dramatic impact on Energen's earnings and cash flows from operations. As a result, Energen's management now plans to utilize these commodity price-driven increases in cash flows to help pay down debt incurred to finance Energen Resources' acquisition and exploitation strategy rather than seek near-term refinancing in the secondary equity market, as previously planned.

In addition, the Company is no longer actively pursuing its targeted $50 million in acquisitions during fiscal year 2000. Energen Resources' capital spending plans during fiscal year 2001 are for $50 million to be invested in the acquisition of producing properties with development potential and another $50 million to be invested in exploitation activities and limited exploration and related development. Over the five-year period ending in fiscal year 2005, Energen plans to invest between $850 million and $900 million for proved property acquisitions, exploitation activities and limited exploration and related development. To finance Energen Resources' acquisition and exploitation program, the Company plans to continue to utilize its short-term credit facilities as needed to supplement internally generated cash flows. During fiscal year 1999, Energen increased its available short-term credit facilities to $249 million.

Energen Resources' continued ability to invest in property acquisitions may be influenced by industry trends, including the historically cyclical nature of the producing property acquisition market. From time to time, Energen Resources also may be engaged in negotiations to sell, trade or otherwise dispose of previously acquired property.

During fiscal year 2000, Alagasco plans to invest approximately $65 million in capital expenditures for normal distribution and support systems and to replace liquifaction equipment at one of its two liquified natural gas facilities. Alagasco also maintains an investment in storage gas which is expected to average approximately $27 million in 2000. The utility anticipates funding capital requirements through internally generated capital and the utilization of short-term credit facilities.

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

OTHER

Recent Pronouncements of the FASB
In June 1998, the FASB issued SFAS No. 133 (subsequently amended by SFAS Nos. 137 and 138), Accounting for Derivative Instruments and Hedging Activities, which established new accounting and reporting standards for derivative instruments. The Company is required to adopt this statement in fiscal year 2001. This statement requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure the effectiveness of the hedges, or the degree that the gain/(loss) for the hedging instrument offsets the loss/(gain) on the hedged item, at fair value each reporting period. The effective portion of the gain/loss on the derivative instrument is recognized in other comprehensive income as a component of equity until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value is required to be immediately recognized in earnings. The Company currently is evaluating the potential impact to earnings of derivatives not effective in achieving offsets in fair values of the hedged items due to changes in anticipated basis differentials or other factors. The Company may enter into additional derivative contracts (e.g. basis swaps) to help minimize the earnings impact, however, this may not fully eliminate potential earnings volatility to the Company.

SELECTED BUSINESS SEGMENT DATA
ENERGEN CORPORATION
(Unaudited)

                           Three months ended    Nine months ended
(in thousands, except           June 30,              June 30,
 sales price data)           2000       1999      2000       1999


Natural Gas Distribution
Operating revenues
 Residential                $42,684   $39,406   $205,540   $183,970
 Commercial and
  industrial - small         16,560    14,915     74,629     65,752
 Transportation               8,245     7,814     28,302     26,901
 Other                        1,622     1,161      4,614      2,922

   Total                    $69,111   $63,296   $313,085   $279,545

Gas delivery volumes (MMcf)
 Residential                  4,261     4,414     24,028     22,619
 Commercial and
  industrial - small          2,232     2,311     10,531     10,043
 Transportation              18,145    15,312     52,493     46,071

   Total                     24,638    22,037     87,052     78,733

Other data
 Depreciation and
  amortization              $ 7,243  $  6,693   $ 21,380   $ 19,886
 Capital expenditures       $16,267  $ 12,327   $ 40,882   $ 31,961
 Operating income           $ 3,287  $  2,846   $ 55,849   $ 52,781

Oil and Gas Operations
Operating revenues
 Natural gas                $29,764  $28,896    $ 89,332   $ 93,323
 Oil                         10,639    9,879      30,356     28,074
 Natural gas liquids          5,414    2,388      15,808      4,504
 Other                        1,639    4,061       4,451      5,432

   Total                    $47,456  $45,224    $139,947   $131,333

Sales volume
 Natural gas (MMcf)          11,521   13,404      36,629      42,117
 Oil (MBbl)                     526      777       1,729       2,412
 Natural gas liquids (MBbl)     342      254       1,036         543
Average sales price
 Natural gas (Mcf)          $ 2.58   $  2.16     $  2.44      $ 2.22
 Oil (barrel)               $20.21   $ 12.71     $ 17.55      $11.64
 Natural gas
  liquids (barrel)          $15.84   $  9.39     $ 15.26      $ 8.30
Other data
 Depreciation, depletion
  and amortization         $16,967   $15,463     $45,567    $ 47,917
 Capital expenditures      $14,804   $18,432     $41,291    $177,179
 Exploration expenditures  $   969   $ 1,055     $ 3,523    $  3,144
 Operating income          $10,469   $11,070     $34,279    $ 25,141

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

Energen Resources enters into derivative commodity instruments to hedge its exposure to the impact of price fluctuations on oil and gas production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange and over-the-counter swaps and basis hedges with major energy derivative product specialists. All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. These transactions are accounted for under the hedge method of accounting. Under this method, any unrealized gains and losses are recorded as a current receivable/payable with a corresponding deferred gain/loss. Realized gains and losses are deferred as current liabilities or assets until the revenues from the related hedged volumes are recognized in the income statement. Cash flows from derivative instruments are recognized as incurred through changes in working capital. The Company had deferred losses of $75.1 million and $16.5 million included in prepayments and other on the balance sheet as of June 30, 2000, and September 30, 1999, respectively.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   27.1 Financial data schedule of Energen Corporation (for SEC purposes only)

   27.2 Financial data schedule of Alabama Gas Corporation (for SEC purposes only)

b. Reports on Form 8-K

No reports on Form 8-K were filed for the three months ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ENERGEN CORPORATION
                                    ALABAMA GAS CORPORATION


         August 11, 2000            By  /s/ Wm. Michael Warren, Jr.
                                    Wm. Michael Warren, Jr.
                                    Chairman, President and Chief Executive
                                    Officer of Energen, Chairman and Chief
                                    Executive Officer of Alabama Gas
                                    Corporation



         August 11, 2000            By  /s/ G. C. Ketcham
                                    G. C. Ketcham
                                    Executive Vice President, Chief
                                    Financial Officer and Treasurer of
                                    Energen and Alabama Gas Corporation



         August 11, 2000            By  /s/ Grace B. Carr
                                    Grace B. Carr
                                    Controller of Energen



         August 11, 2000            By  /s/ Paula H. Rushing
                                    Paula H. Rushing
                                    Vice President-Finance of Alabama Gas
                                    Corporation