Form 10-K405
period 2000-09-30
ENERGEN CORP; ALABAMA GAS CORP
filed 2000-12-11
CIK 277595, 3146

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED SEPTEMBER 30, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM     TO
                                                             ---    ---

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

                   605 RICHARD ARRINGTON, JR. BOULEVARD NORTH
                         BIRMINGHAM, ALABAMA 35203-2707
                                 (205) 326-2700
                             HTTP://WWW.ENERGEN.COM

           Securities Registered Pursuant to Section 12(b) of the Act:
TITLE OF EACH CLASS                                 EXCHANGE ON WHICH REGISTERED
-------------------                                 ----------------------------
Energen Corporation Common Stock, $0.01 par         New York Stock Exchange
  value
Energen Corporation Preferred Stock Purchase        New York Stock Exchange
  Rights

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

Aggregate market value of the voting stock held by non-affiliates of the registrants as of December 8, 2000:

               Energen Corporation                        $869,966,670

Indicate number of shares outstanding of each of the registrant's classes of common stock as of December 8, 2000:
               Energen Corporation                   30,634,527 shares
               Alabama Gas Corporation                1,972,052 shares

Alabama Gas Corporation meets the conditions set forth in General Instruction I(1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format pursuant to General Instruction I(2).

                       DOCUMENTS INCORPORATED BY REFERENCE
- Energen Corporation Proxy Statement to be filed on or about December 18, 2000 (Part III, Item 10-13)
- Portions of Energen Corporation Fiscal Year 2000 Annual Report to Shareholders are incorporated by reference into Part II, Items 5, 6, 7, and 8 of this report

                               ENERGEN CORPORATION
                          2000 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
                                               PART I

Item 1.       Business...............................................................................3

Item 2.       Properties.............................................................................9

Item 3.       Legal Proceedings......................................................................9

Item 4.       Submission of Matters to a Vote of Security Holders....................................9


                                              PART II

Item 5.       Market for Registrant's Common Stock and Related Stockholder Matters..................12

Item 6.       Selected Financial Data...............................................................12

Item 7.       Management's Discussion and Analysis of Results of Operations
              and Financial Condition...............................................................12

Item 7a.      Quantitative and Qualitative Disclosures about Market Risk............................12

Item 8.       Financial Statements and Supplementary Data...........................................13

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............................................................13


                                             PART III

Item 10.      Directors and Executive Officers of the Registrants...................................14

Item 11.      Executive Compensation................................................................14

Item 12.      Security Ownership of Certain Beneficial Owners and Management........................14

Item 13.      Certain Relationships and Related Transactions........................................14


                                             PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................15

                      (This page intentionally left blank.)

 This Form 10-K is filed on behalf of Energen Corporation (Energen or the
                Company) and Alabama Gas Corporation (Alagasco).

FORWARD-LOOKING STATEMENT AND RISK: Certain statements in this report, express expectations of future plans, objectives and performance of the Company and its subsidiaries, and constitute forward-looking statements made pursuant to the Safe Harbor provision of the Private Securities Litigation Reform Act of 1995. Except as otherwise disclosed, the Company's forward-looking statements do not reflect the impact of possible or pending acquisitions, divestitures or restructurings. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. All statements based on future expectations rather than on historical facts are forward-looking statements that are dependent on certain events, risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, economic and competitive conditions, inflation rates, legislative and regulatory changes, financial market conditions, future business decisions, and other uncertainties, all of which are difficult to predict. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserves and production estimates. In the event Energen Resources, the Company's oil and gas subsidiary, is unable to fully invest its planned acquisition, development and exploratory expenditures, future operating revenues, production, and proved reserves could be negatively affected. The drilling of development and exploratory wells can involve significant risks, including those related to timing, success rates and cost overruns and these risks can be affected by lease and rig availability, complex geology and other factors. Although Energen Resources makes use of futures, swaps and fixed-price contracts to mitigate risk, fluctuations in future oil and gas prices could affect materially the Company's financial position and results of operation; furthermore, such risk mitigation activities may cause the Company's financial position and results of operations to be materially different from results that would have been obtained had such risk mitigation activities not occurred. In addition, the Company cannot guarantee the absence of errors in input data, calculations and formulas used in its estimates, assumptions and forecasts.

PART I

ITEM 1. BUSINESS

GENERAL

Energen Corporation is a Birmingham-based diversified energy holding company engaged primarily in the purchase, distribution, and sale of natural gas, principally in central and north Alabama, and in the acquisition, development, exploration and production of oil, natural gas and natural gas liquids in the continental United States. Its two major subsidiaries are Alabama Gas Corporation (Alagasco) and Energen Resources Corporation.

Energen was incorporated in Alabama in 1978 in connection with the reorganization of its oldest subsidiary, Alagasco. Alagasco was formed in 1948 by the merger of Alabama Gas Company into Birmingham Gas Company, the predecessors of which had been in existence since the mid-1800s. Alagasco became a public company in 1953. Energen Resources was formed in 1971 as a subsidiary of Alagasco and became a subsidiary of Energen in the 1978 reorganization.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The information required by this item is incorporated by reference from Note 17, Industry Segment Information, to the Consolidated Financial Statements of the Fiscal Year 2000 Annual Report to Shareholders and is attached herein as Part IV, Item 14, Exhibit 13.

NARRATIVE DESCRIPTION OF BUSINESS

-        NATURAL GAS DISTRIBUTION

         GENERAL: Alagasco is the largest natural gas distribution utility in the state of Alabama. Alagasco purchases natural gas through interstate and intrastate marketers and suppliers and distributes the purchased gas through its distribution facilities for sale to residential, commercial and industrial customers and other end-users of natural gas. Alagasco also provides transportation services to industrial and commercial customers located on its distribution system. These transportation customers, using Alagasco as their agent or acting on their own, purchase gas directly from producers, marketers or suppliers and arrange for delivery of the gas into the Alagasco distribution system; Alagasco charges a fee to transport such customer-owned gas through its distribution system to the customers' facilities.

         Alagasco's service territory is located in central and parts of north Alabama and includes approximately 185 cities and communities in 27 counties. The aggregate population of the counties served by Alagasco is estimated to be 2.3 million. Among the cities served by Alagasco are Birmingham, the center of the largest metropolitan area in Alabama, and Montgomery, the state capital. During fiscal year 2000, Alagasco served an average of 429,368 residential customers and 35,526 commercial, industrial and transportation customers. The Alagasco distribution system includes approximately 9,370 miles of main and more than 10,980 miles of service lines, odorization and regulation facilities, and customer meters.

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

         GAS SUPPLY: Alagasco's distribution system is connected to and has firm transportation contracts with two major interstate pipeline systems - Southern Natural Gas Company (Southern) and Transcontinental Gas Pipe Line Corporation (Transco). On Southern's system, Alagasco has 251,679 Mcfd (thousand cubic feet per day) of No-Notice Firm Transportation service through October 31, 2008, and 40,000 Mcfd and 92,373 Mcfd of Firm Transportation service through April 30, 2005 and October 31, 2008, respectively. The Transco Firm Transportation contract, which expires October 31, 2002, provides for up to 100,000 Mcfd. As a result, Alagasco has a peak day firm interstate pipeline transportation capacity of 484,052 Mcfd. Alagasco has 12,464,074 Mcf of storage capacity on Southern's system, with a maximum withdrawal rate of 251,679 Mcfd from storage and a maximum injection rate of 95,878 Mcfd to storage. Alagasco also operates two liquified natural gas (LNG) facilities used to meet peak demand.

         Alagasco purchases gas from various gas producers and marketers, including affiliates of Southern and Transco, and from certain intrastate producers and marketers. Alagasco has contracts in place to purchase up to 306,384 Mcfd of firm supply, of which 232,373 Mcfd is supported by firm transportation on the Transco and Southern systems and approximately 22,900 Mcfd is purchased at the city gate under intrastate firm supply contracts. These firm supply volumes along with Alagasco's maximum withdrawal from storage of 251,679 Mcfd and LNG peak-shaving capacity of 200,000 Mcfd, give Alagasco a peak day firm supply of 758,063 Mcfd. Alagasco also utilizes the Southern pipeline systems to access spot market gas in order to supplement its firm system supply and serve its industrial and large commercial transportation customers. Deliveries of sales and transportation gas totaled 108,695 million cubic feet in fiscal year 2000.

         COMPETITION AND RATE FLEXIBILITY: The price of natural gas is a significant competitive factor in Alagasco's service territory, particularly among large commercial and industrial transportation customers. Propane, coal and fuel oil readily are available, and many industrial customers have the capability to switch to alternate fuels and/or alternate sources of gas. In the residential and small commercial and industrial markets, electricity is the principal competitor. With the support of the APSC, Alagasco has implemented a variety of flexible rate strategies to help it compete for the large customers' gas load in the deregulated marketplace. Rate flexibility remains critical as the utility faces competition for the large customer load. To date, the utility has been effective in utilizing its flexible rate strategies to minimize bypass and price-based switching to alternate fuels and alternate sources of gas.

         In 1994 Alagasco implemented the P Rate in response to the competitive challenge of interstate pipeline capacity release. Under this tariff provision, Alagasco releases much of its excess pipeline capacity and repurchases it as agent for its transportation customers under 12 month contracts. The transportation customers benefit from lower pipeline costs. Alagasco's core market customers benefit, as well, since the utility uses the revenues received from the P Rate to decrease gas costs for its residential and small commercial and industrial customers. In fiscal year 2000, approximately 300 of Alagasco's transportation customers utilized the P Rate, and the resulting reduction in core market gas costs totaled approximately $8 million.

         The Competitive Fuel Clause (CFC) and Transportation Tariff also have been important to Alagasco's ability to compete effectively for customer load in its service territory. The CFC allows Alagasco to adjust large customer rates on a case-by-case basis to compete with alternate fuels and alternate sources of gas. The GSA rider to Alagasco's tariff allows the Company to recover the reduction in charges allowed under the CFC because the retention of any customer, particularly large commercial and industrial transportation customers, benefits all customers by recovering a portion of the system's fixed costs. The Transportation Tariff allows

         Alagasco to transport gas for customers rather than buy and resell it to them. The Transportation Tariff is based on Alagasco's sales profit margin, so operating margins are unaffected. During 2000 substantially all of Alagasco's large commercial and industrial customer deliveries were the transportation of customer-owned gas. In addition, Alagasco served as gas purchasing agent for approximately 99 percent of its transportation customers. Alagasco also uses long-term special contracts as a vehicle for retaining large customer load. At the end of fiscal year 2000, 43 of the utility's largest commercial and industrial transportation customers were under special contracts of varying lengths.

         Natural gas service available to Alagasco customers falls into two broad categories: interruptible and firm. Interruptible service contractually is subject to interruption by Alagasco for various reasons; the most common occurrence is curtailment of industrial customers during periods of peak core market heating demand. Interruptible service typically is provided to large commercial and industrial transportation customers who can reduce their gas consumption by adjusting production schedules or by switching to alternate fuels for the duration of the service interruption. More expensive firm service, on the other hand, generally is not subject to interruption and is provided to residential and small commercial and industrial customers; these core market customers depend on natural gas primarily for space heating.

         GROWTH: Customer growth presents a major challenge for Alagasco, given its mature, slow-growth service area. In fiscal year 2000, Alagasco had customer growth of less than 1 percent while penetrating 95 percent of the new single-family housing market in its service area and 42.5 percent of the new multi-family housing market. For fiscal year 2001, Alagasco will continue its efforts to increase gas usage by focusing on conversion prospects and by promoting, in addition to gas furnaces and water heaters, other energy-efficient natural gas products such as fireplace logs, outdoor gaslights, grills, ovens and cooktops. In addition, Alagasco will continue to pursue opportunities to invest in revenue-generating or cost-saving projects.

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

         SEASONALITY: Alagasco's gas distribution business is highly seasonal since a material portion of the utility's total sales and delivery volumes is to space heating customers whose use varies depending upon temperature. Alagasco's rate tariff includes a temperature adjustment rider for substantially all residential, small commercial and small industrial customers which is designed to mitigate the effect of departures from normal temperature on Alagasco's earnings. The calculation is performed monthly, and adjustments are made to customers' bills in the actual month the weather variation occurs.

         ENVIRONMENTAL MATTERS: Alagasco is in the chain of title of eight former manufactured gas plant sites and five manufactured gas distribution sites. It still owns four of the plant sites and one of the distribution sites. An investigation of the sites does not indicate the present need for remediation activities. Management expects that, should remediation of any such sites be required in the future, Alagasco's share of any associated costs will not materially affect the results of its operations or financial condition.

         OTHER: For a discussion of risks inherent in the Company's businesses, see Management's Discussion and Analysis in the Fiscal Year 2000 Annual Report to Shareholders (pages 29 and 30), which is attached, herein, as
         Part IV, Item 14, Exhibit 13.

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

         At the end of fiscal year 2000, Energen Resources' inventory of proved oil and gas reserves increased to 1.1 trillion cubic feet equivalent, as a successful exploitation program added new reserves sufficient to replace production. Approximately 95 percent of the company's 1,080.6 billion cubic feet equivalent (Bcfe) of reserves are located in the San Juan Basin in New Mexico, the Black Warrior Basin in Alabama, the Permian Basin in west Texas, and the north Louisiana/east Texas region. Energen Resources' reserve base is conservative in nature, with approximately 87 percent of year-end reserves classified as proved developed; in addition, the reserve base is long-lived, with a reserves-to-production ratio of 15 at fiscal year-end. Natural gas represents approximately 72 percent of Energen Resources' proved reserves, with oil and natural gas liquids comprising the balance.

         GROWTH STRATEGY: Energen has completed five years under an aggressive strategy to grow its non-regulated oil and gas operations. Since the end of fiscal year 1995, Energen Resources has invested approximately $510 million in property acquisitions, $185 million in related development, and $80 million in exploration and associated development. Energen Resources' capital investment for oil and gas activities over the five-year period ending September 30, 2005, is expected to range from $950 million to $1 billion.

         Energen Resources' approach to the oil and gas business calls for the company to pursue onshore North American property acquisitions which offer significant amounts of proved undeveloped (PUD) and/or behind-pipe reserves as well as operational enhancement potential. Energen Resources prefers gas to oil properties, long-lived reserves and operated properties that offer multiple pay-zone exploitation opportunities; however, Energen Resources does not preclude possible acquisitions of properties that otherwise meet its investment requirements.

         Following an acquisition, Energen Resources focuses on increasing production and reserves through aggressive exploitation of the properties' PUD and behind-pipe reserve potential. These exploitation activities include development well drilling, behind-pipe recompletions, workovers, secondary recovery and operational enhancements. Energen Resources prefers to operate its properties in order to better control the nature and pace of exploitation activities. Energen Resources' exploitation activities can result in the addition of new proved reserves as well as serve to reclassify proved undeveloped reserves to proved developed reserves.

         Over the last three fiscal years the company's exploitation efforts have added approximately 260 Bcfe of proved reserves from the drilling of approximately 330 gross development wells and the performance of some 360 well recompletions and pay-adds. In fiscal year 2000, Energen Resources' successful development wells and other exploitation activities added approximately 76 Bcfe of proved reserves. The company drilled 136 gross development wells, performed some 145 well recompletions and pay-adds, and conducted other performance-related enhancements. Energen Resources' production totaled 70.5 Bcfe in fiscal 2000 and, absent any acquisitions made prior to September 30, 2001, is estimated to total 68 Bcfe in fiscal 2001.

         Most of Energen Resources' coalbed methane production generates nonconventional fuels tax credits through December 31, 2002, when the credits are scheduled to expire. In fiscal 2000, Energen Resources' nonconventional fuels tax credits totaled $14.4 million; and, in fiscal years 2001 and 2002, Energen Resources expects to generate approximately $13 million and $12 million, respectively, of the production credits. These credits have been instrumental in Energen Resources' successful development of large-scale coalbed methane projects in the Black Warrior Basin. As the tax credit expiration date approaches, Energen Resources plans to continue to replace the tax credits with long-term, revenue-generating property acquisitions and related development in a manner that does not negatively affect corporate earnings in fiscal year 2003 and beyond.

         RISK MANAGEMENT: Energen Resources attempts to lower the risk associated with its oil and gas business. A key component of the company's efforts to manage risk is its acquisition versus exploration orientation and its preference for long-lived reserves. To help reduce short-term commodity price risk, Energen Resources uses market-driven pricing estimates and hedging strategies. In pursuing an acquisition, Energen Resources uses in its evaluation models the then-current oil and gas futures prices, the prevailing swap curve and, for the longer-term, its own pricing assumptions. After a purchase, Energen Resources may use futures, swaps and/or fixed-price contracts to lock in commodity prices for up to 36 months to help protect targeted returns from price volatility. On an on-going basis, Energen Resources may hedge up to 80 percent of its flowing production in any given fiscal year depending on its pricing outlook.

         As of September 30, 2000, Energen Resources had entered into contracts and swaps for 37 Bcf of its fiscal 2001 gas production at an average NYMEX price (before basis differentials) of $2.76 per Mcf, 950 MBbl of its oil production at an average NYMEX price of $24.32 per barrel and 150 MBbl of oil production with a collar price of $20.00 to $25.24 per barrel. Energen Resources also had basin-specific hedges in place for 150 MBbl of oil at an average realized price of $23.53 per barrel. In addition, the Company had hedged the basis difference on 17.8 Bcf of its fiscal 2001 basin-specific production. Subsequent to September 30, 2000, Energen Resources entered into additional contracts and swaps for fiscal year 2001, resulting in a total of 38.3 Bcf of its fiscal 2001 gas production at an average NYMEX price (before basis differentials) of $2.93 per Mcf and 1,188 MBbl of oil production hedged at an average NYMEX price of $25.30 per barrel for fiscal year 2001. The Company also had hedged basis difference totaling 20.3 Bcf of its fiscal 2001 basin-specific gas production. The oil collar and basin-specific hedges remain unchanged.

         For fiscal 2002, Energen Resources entered into contracts and swaps for 6 Bcf of its gas production at an average NYMEX price (before basis differentials) of $3.19 per Mcf. The Company had hedged the basis difference on 6 Bcf of its fiscal 2002 basin-specific gas production. Subsequent to September 30, 2000, Energen Resources entered into additional contracts and swaps for fiscal year 2002, resulting in a total 12.9 Bcf of its gas production hedged at an average NYMEX price (before basis differentials) of $4.05 per Mcf. For fiscal 2003, Energen Resources entered into contracts and swaps for 1.9 Bcf of its gas production at an average NYMEX price of $3.95 with corresponding basis swaps. For fiscal 2004, Energen Resources entered into contracts and swaps for 1.8 Bcf of its gas production at an average NYMEX price of $3.77. For fiscal 2005, Energen Resources entered into contracts and swaps for 1.6 Bcf of its gas production at an average NYMEX price of $3.75

         In addition to the derivatives described above, the Company has three-way pricing, physical sales contracts in place for approximately 23 percent and 17 percent of its estimated gas production in fiscal years 2002 and 2003, respectively. This is more fully described in the Fiscal Year 2000 Annual Report to Shareholders, page 29.

         In June 1998, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 133, (subsequently amended by SFAS Nos. 137 and
         138), which established new accounting and reporting standards for derivative instruments. The Company is required to adopt this statement on October 1, 2000. This statement requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure the effectiveness of the hedges, or the degree that the gain (loss) for the hedging instrument offsets the loss (gain) on the hedged item, at fair value each reporting period. The effective portion of the gain or loss on the derivative instrument will be recognized in other comprehensive income as a component of equity until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value is required to be recognized in earnings immediately.

         Energen Resources has fiscal 2001 hedges of 1.3 Bcf of gas and 200 MBbl of oil production which will not meet the definition of a cash flow hedge under Statement of Financial Accounting Standard (SFAS) No. 133; accordingly, the associated contracts outstanding at December 31, 2000, will be marked to market, with applicable unrealized gains or losses recorded at that time in the Company's results of operations. Such derivative instruments are considered by management to be solid economic hedges, and though they may cause volatility of interim financial results due to technical compliance with SFAS

No. 133 they are not expected to affect materially the annual operating results of the Company. (See Item 7a, Quantitative and Qualitative Disclosures About Market Risk, and the Forward-Looking Statement and Risk in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, for further discussion with respect to price and other risk.)

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

OTHER: For a discussion of risks inherent in the Company's businesses, see Management's Discussion and Analysis in the Fiscal Year 2000 Annual Report to Shareholders (pages 29 and 30) which is attached herein as Part IV, Item 14,
Exhibit 13.

EMPLOYEES

The Company has 1,401 employees; Alagasco employs 1,195; Energen Resources employs 195; and Energen's other subsidiaries employ 11. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

The corporate headquarters of Energen, Alagasco and Energen Resources are located in leased office space in Birmingham, Alabama. In addition to its corporate headquarters in Birmingham, Energen Resources maintains leased offices in Houston and Midland, Texas, in Farmington, New Mexico and in Arcadia, Louisiana.

The properties of Alagasco consist primarily of its gas distribution system, which includes more than 9,370 miles of main, more than 10,980 miles of service lines, odorization and regulation facilities, and customer meters. Alagasco also has two liquified natural gas facilities, seven division offices, six payment centers, five district offices, nine service centers, and other related property and equipment, some of which are leased by Alagasco. For a further description of Alagasco's properties, see discussion under Item 1-Business.

For a description of Energen Resources' oil and gas properties, see the discussion under Item 1-Business. Information concerning Energen Resources' production, reserves and development is included in Note 16, Oil and Gas Producing Activities (unaudited), to the Consolidated Financial Statements which is incorporated by reference from the Fiscal Year 2000 Annual Report to Shareholders and included in Part IV, Item 14, Exhibit 13, herein. The proved reserve estimates are consistent with comparable reserve estimates filed by Energen Resources with any federal authority or agency.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

EXECUTIVE OFFICERS OF THE REGISTRANTS

ENERGEN CORPORATION

       Name                                     Age                               Position(1)
       ----                                     ---                               -----------
Wm. Michael Warren, Jr.                         53                Chairman of the Board
                                                                  President and Chief Executive Officer (2)

Geoffrey C. Ketcham                             49                Executive Vice President, Chief Financial
                                                                  Officer and Treasurer(3)

Gary C. Youngblood                              57                President and Chief Operating Officer of
                                                                  Alagasco(4)

James T. McManus                                42                President and Chief Operating Officer of
                                                                  Energen Resources(5)

Dudley C. Reynolds                              47                General Counsel and Secretary(6)


J. David Woodruff, Jr.                          44                Vice President"Legal and Assistant Secretary
                                                                  and Vice President"Corporate Development(7)

Grace B. Carr                                   45                Controller(8)

NOTES:   (1)      All executive officers of Energen except for Ms. Carr have
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

         (5) Mr. McManus has been employed by the Company in various capacities since 1986. He was elected Vice President"Finance and Corporate Development of Energen and Vice President"Finance and Planning of Alagasco in April 1991. He was elected Executive Vice President and Chief Operating Officer of Energen Resources in October 1995 and President of Energen Resources in April 1997.

         (6) Mr. Reynolds has been employed by the Company in various capacities since 1980. He has served as General Counsel and Secretary of Energen and each of its subsidiaries since April 1991.

         (7) Mr. Woodruff has been employed by the Company in various capacities since 1986. He has served as Vice President"Legal and Assistant Secretary of Energen and each of its subsidiaries since April 1991 and as Vice President"Corporate Development of Energen since October 1995.

         (8) Ms. Carr was employed by the Company in various capacities from January 1985 to April 1989. She was not employed from April 1989 through December 1997. She was elected Controller of Energen in January 1998.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information regarding Energen's common stock and the frequency and amount of dividends paid during the past two years with respect to such stock is incorporated by reference from the Fiscal Year 2000 Annual Report to Shareholders, page 30, and is included in Part IV, Item 14, Exhibit 13, herein. At December 8, 2000, there were approximately 8,600 holders of record of Energen's common stock. For restrictions on Energen's present and future ability to pay dividends, see Note 3 to the Consolidated Financial Statements which is incorporated by reference from the Fiscal Year 2000 Annual Report to Shareholders and included in Part IV, Item 14, Exhibit 13, herein.

At the date of this filing, Energen Corporation owns all the issued and outstanding common stock of Alabama Gas Corporation.

ITEM 6. SELECTED FINANCIAL DATA

The information regarding selected financial data is incorporated by reference from the Fiscal Year 2000 Annual Report to Shareholders, pages 56-57, and is included in Part IV, Item 14, Exhibit 13, herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This information is incorporated by reference from the Fiscal Year 2000 Annual Report to Shareholders, pages 23-30, and is included in Part IV, Item 14,
Exhibit 13, herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Energen Resources' major market risk exposure is in the pricing applicable to its oil, natural gas and natural gas liquids production. Historically, prices received have been volatile because of seasonal weather patterns, national supply and demand factors and general economic conditions. Crude oil prices are also affected by quality differentials, by worldwide political developments and by actions of the Organization of Petroleum Exporting Countries. Basis differentials, like the underlying commodity prices, can be volatile because of regional supply and demand factors, including seasonal factors and the availability and price of transportation to consuming areas.

Energen Resources enters into derivative commodity instruments to hedge its exposure to oil and gas price fluctuations. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange and over-the-counter swaps and basis hedges with major energy derivative product specialists. All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. These transactions have been accounted for under the hedge method of accounting. Under this method, any unrealized gains and losses are recorded as a receivable/payable with a corresponding deferred gain/loss. Realized gains and losses are deferred as liabilities or assets until the revenues from the related hedged volumes are recognized in the income statement. Cash flows from derivative instruments are recognized as incurred through changes in working capital. The Company had current deferred hedging losses of $83.5 million and $16.5 million included in prepayments and other on the consolidated balance sheet at September 30, 2000 and 1999, respectively. The Company had non-current deferred hedging losses of $5.9 million included in deferred charges and other on the consolidated balance sheet at September 30, 2000. In fiscal 2001, the Company is required to adopt Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes new accounting and reporting standards for derivatives.

The Company has prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on the fair value of its derivative instruments. This analysis measured the impact on the commodity derivative instruments and, thereby, did not consider the underlying exposure related to the commodity. At September 30, 2000 and 1999, the Company estimated that a 10 percent change in the underlying commodities prices would have resulted in a $23.6 million and a $12.1 million, respectively, change in the fair value of open derivative contracts; however, gains and losses on derivative contracts are expected to be similarly offset by sales at the spot market price. Due to the short duration of the contracts, time value of money was ignored. The hypothetical change in fair value was calculated by multiplying the difference between the hypothetical price and the contractual price by the contractual volumes and did not include the variance in basis difference or the impact of related taxes on actual cash prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item for Energen Corporation and subsidiaries is incorporated by reference from the Fiscal Year 2000 Annual Report to Shareholders and is included in Part IV, Item 14, Exhibit 13, herein. The information required by this item for Alabama Gas Corporation is contained in
Part IV, Item 14, herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Information regarding the executive officers of Energen is included in Part I. The other information required by Item 10 is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Shareholders to be held January 24, 2001. The proxy statement will be filed on or about December 18, 2000.

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Shareholders to be held January 24, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The information regarding the security ownership of the beneficial owners of more than five percent of Energen's common stock is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Shareholders to be held January 24, 2001.

B. SECURITY OWNERSHIP OF MANAGEMENT

         The information regarding the security ownership of management is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Shareholders to be held January 24, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Shareholders to be held January 24, 2001.

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

         None.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                               ENERGEN CORPORATION
                                  (Registrant)

                             ALABAMA GAS CORPORATION
                                  (Registrant)



    December 8, 2000             /s/ Wm. Michael Warren, Jr.
------------------------         -----------------------------------------------
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

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrants and in the capacities and on the dates indicated:


     December 8, 2000            /s/ Wm. Michael Warren, Jr.
---------------------------      --------------------------------------------------
         DATE                    Wm. Michael Warren, Jr.
                                 Chairman, President and Chief Executive Officer of
                                 Energen Corporation, Chairman and Chief Executive
                                 Officer of Alabama Gas Corporation


     December 8, 2000            /s/ Geoffrey C. Ketcham
---------------------------      --------------------------------------------------
         DATE                    Geoffrey C. Ketcham
                                 Executive Vice President, Chief Financial Officer
                                 and Treasurer of Energen Corporation  and Alabama
                                 Gas Corporation


    December 8, 2000             /s/ Grace B. Carr
---------------------------      --------------------------------------------------
         DATE                    Grace B. Carr
                                 Controller of Energen Corporation


     December 8, 2000            /s/Paula H. Rushing
---------------------------      --------------------------------------------------
         DATE                    Paula H. Rushing
                                 Vice President--Finance of Alabama Gas
                                 Corporation


    December 8, 2000             /s/ J. Mason Davis, Jr.
---------------------------      --------------------------------------------------
         DATE                    J. Mason Davis, Jr.
                                 Director


    December 8, 2000             /s/ Julian W. Banton
---------------------------      --------------------------------------------------
         DATE                    Julian W. Banton
                                 Director


     December 8, 2000            /s/ James S. M. French
---------------------------      --------------------------------------------------
         DATE                    James S. M. French
                                 Director


     December 8, 2000            /s/ T. Michael Goodrich
---------------------------      --------------------------------------------------
         DATE                    T. Michael Goodrich
                                 Director


     December 8, 2000            /s/ Stephen A. Snider
---------------------------      --------------------------------------------------
         DATE                    Stephen A. Snider
                                 Director

                               ENERGEN CORPORATION
                             ALABAMA GAS CORPORATION
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                   ITEM 14(A)

                                                                                             Reference Page
                                                                                            ----------------
                                                                                                       2000
                                                                                            2000      Annual
                                                                                            10-K      Report
                                                                                            ----      ------
1.   Financial Statements

     ENERGEN CORPORATION

              Report of Independent Accountants.......................................                  55

              Consolidated Statements of Income for the years ended
              September 30, 2000, 1999 and 1998.......................................                  31

              Consolidated Balance Sheets as of September 30, 2000 and 1999...........                  32

              Consolidated Statements of Shareholders' Equity for the years
              ended September 30, 2000, 1999 and 1998.................................                  34

              Consolidated Statements of Cash Flows for the years ended
              September 30, 2000, 1999 and 1998.......................................                  35

              Notes to Consolidated Financial Statements..............................                  36

     ALABAMA GAS CORPORATION

              Report of Independent Accountants.......................................       23

              Statements of Income for the years ended
              September 30, 2000, 1999 and 1998.......................................       24

              Balance Sheets as of September 30, 2000 and 1999........................       25

              Statements of Shareholder's Equity for the years ended
              September 30, 2000, 1999 and 1998.......................................       27

              Statements of Cash Flows for the years ended
              September 30, 2000, 1999 and 1998.......................................       28

              Notes to Financial Statements...........................................       29

                                                                                             Reference Page
                                                                                            ----------------
                                                                                                       2000
                                                                                            2000      Annual
                                                                                            10-K      Report
                                                                                            ----      ------
2.   Financial Statement Schedules

     ENERGEN CORPORATION

              Report of Independent Accountants on Financial Statement Schedule.......       38

              Schedule II     Valuation and Qualifying Accounts.......................       39

     ALABAMA GAS CORPORATION

              Schedule II     Valuation and Qualifying Accounts.......................       40

Schedules other than those listed above are omitted because they are not required or not applicable, or the required information is shown in the financial statements or notes thereto.

                               ENERGEN CORPORATION
                             ALABAMA GAS CORPORATION
                                INDEX TO EXHIBITS
                                  ITEM 14(A)(3)

Exhibit
Number                            Description
-------                           -----------
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

*3(c) Bylaws of Energen Corporation (as amended through July 22, 1998) which was filed as Exhibit 3(c) to Energen's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-7810)

*3(d) Articles of Amendment and Restatement of the Articles of Incorporation of Alabama Gas Corporation, dated September 27, 1995, which was filed as Exhibit 3(i) to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995 (file No. 1-7810)

*3(e) Bylaws of Alabama Gas Corporation (as amended through July 22, 1998) which was filed as Exhibit 3(e) to Energen's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-7810)

*4(a)    Rights Agreement, dated as of July 27, 1998, between Energen
         Corporation and First Chicago Trust Company of New York, Rights Agent, which was filed as Exhibit 1 to Energen's Registration Statement on Form 8-A, dated July 10, 1998 (File No. 1-7810)

*4(b)    Indenture, dated as of January 1, 1992, between Energen Corporation and
         Boatmen's Trust Company, Trustee, which was filed as Exhibit 4 to
         Energen's Amendment No. 1 to Registration Statement on Form S-3
         (Registration No. 33-44936)

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

*10(a)   Form of Service Agreement Under Rate Schedule CSS (No. S10710), between
         Southern Natural Gas Company and Alabama Gas Corporation which was filed as Exhibit 10(a) to Energen's Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 1-7810)

*10(b) Form of Service Agreement Under Rate Schedule FT-NN (No. 866941), between Southern Natural Gas Company and Alabama Gas Corporation which was filed as Exhibit 10(c) to Energen's Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 1-7810)

 10(c)   Form of Executive Retirement Supplement Agreement between Energen
         Corporation and it's executive officers (as revised October 2000)

 10(d)   Form of Addendum to Executive Retirement Supplement Agreement between
         Energen Corporation and it's executive officers

*10(e) Form of Severance Compensation Agreement between Energen Corporation and it's executive officers which was filed as Exhibit 10(d) to Energen's Annual Report on Form 10-K for the year ended September 30,
         1999 (File No. 1-7810)

*10(f)   Energen Corporation 1988 Stock Option Plan (as amended November 25,
         1997) which was filed as Exhibit 10(e) to Energen's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-7810)

*10(g) Energen Corporation 1992 Long-Range Performance Share Plan (as amended effective October 1, 1999) which was filed as Exhibit 10(f) to Energen's Annual Report on Form 10-K for the year ended September 30,
         1999 (File No. 1-7810)

 10(h)   Energen Corporation 1997 Stock Incentive Plan (as amended effective
         October 1, 2000)

*10(i) Energen Corporation 1997 Deferred Compensation Plan (as amended effective October 1, 1999) which was filed as Exhibit 10(h) to Energen's Annual Report on Form 10-K for the year ended September 30,
         1999 (File No. 1-7810)

*10(j)   Energen Corporation 1992 Directors Stock Plan (as amended April 25,
         1997) which was filed as Exhibit 10(i) to Energen's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-7810)

*10(k) Energen Corporation Annual Incentive Compensation Plan, Revised 5/90, as amended effective October 1, 1993, which was filed as Exhibit 10(m) to Energen's Annual Report on Form 10-K for the year ended September
         30, 1994 (File No. 1-7810)

 10(l)   Energen Corporation Officer Split Dollar Life Insurance Plan, effective
         October 1, 1999

 10(m)   Form of Split Dollar Life Insurance Plan Agreement under Energen
         Corporation Officer Split Dollar Life Insurance Plan

 10(n)   Officer Split Dollar Tax Matters Agreement

 13      Energen Corporation Fiscal Year 2000 Annual Report to Shareholders
         (pages 23-59)

 21      Subsidiaries of Energen Corporation

 23      Consent of Independent Accountants (Energen Corporation)

 27.1    Financial Data Schedule of Energen Corporation (for SEC purposes only)

 27.2 Financial Data Schedule of Alabama Gas Corporation (for SEC purposes only)

*Incorporated by reference

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF ALABAMA GAS CORPORATION:

In our opinion, the accompanying financial statements of Alabama Gas Corporation listed in the index appearing under Part IV, Item 14(a)(1) on page 18 of this Form 10-K present fairly, in all material respects, the financial position of Alabama Gas Corporation at September 30, 2000 and 1999, and the results of its operations and cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Part IV, Item 14(a)(2) on page 19 of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP
Birmingham, Alabama
October 25, 2000

STATEMENTS OF INCOME
ALABAMA GAS CORPORATION



=================================================================================================
YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)              2000              1999              1998
-------------------------------------------------------------------------------------------------

OPERATING REVENUES                                  $ 366,161         $ 325,554         $ 369,940
-------------------------------------------------------------------------------------------------

OPERATING EXPENSES
Cost of gas                                           155,841           126,264           176,124
Operations and maintenance                            104,206           100,478            98,897
Depreciation                                           28,708            26,730            25,153
Income taxes
   Current                                             16,711            15,748            16,801
   Deferred, net                                       (1,939)           (2,137)           (4,932)
   Deferred investment tax credits, net                  (448)             (448)             (469)
Taxes, other than income taxes                         28,343            25,517            28,103
-------------------------------------------------------------------------------------------------

       Total operating expenses                       331,422           292,152           339,677
-------------------------------------------------------------------------------------------------

OPERATING INCOME                                       34,739            33,402            30,263
-------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
Allowance for funds used during construction            1,172               374               400
Other, net                                                281              (113)              145
-------------------------------------------------------------------------------------------------

       Total other income                               1,453               261               545
-------------------------------------------------------------------------------------------------

INTEREST CHARGES
Interest on long-term debt                              8,542             8,614             8,843
Other interest expense                                  1,328             1,752             1,378
-------------------------------------------------------------------------------------------------

       Total interest charges                           9,870            10,366            10,221
-------------------------------------------------------------------------------------------------

NET INCOME                                          $  26,322         $  23,297         $  20,587
=================================================================================================


The accompanying Notes to Financial Statements are an integral part of these statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION


======================================================================
AS OF SEPTEMBER 30, (IN THOUSANDS)           2000              1999
======================================================================
ASSETS
PROPERTY, PLANT AND EQUIPMENT
Utility plant                              $ 709,004         $ 645,596
Less accumulated depreciation                353,997           328,775
----------------------------------------------------------------------

   Utility plant, net                        355,007           316,821
----------------------------------------------------------------------

Other property, net                              241               298
----------------------------------------------------------------------

CURRENT ASSETS
Cash                                             866               533
Accounts receivable
   Gas                                        48,300            37,157
   Merchandise                                 2,192             2,283
   Other                                       1,472             1,966
   Affiliated companies                           --            20,654
   Allowance for doubtful accounts            (5,800)           (4,532)
Inventories, at average cost
   Storage gas inventory                      36,437            24,722
   Materials and supplies                      5,400             5,024
   Liquified natural gas in storage            3,267             3,318
Deferred gas costs                             3,556             2,305
Deferred income taxes                         12,360            11,621
Prepayments and other                          3,438             4,652
----------------------------------------------------------------------

     Total current assets                    111,488           109,703
----------------------------------------------------------------------

DEFERRED CHARGES AND OTHER ASSETS              4,546             3,833
----------------------------------------------------------------------

TOTAL ASSETS                               $ 471,282         $ 430,655
======================================================================


The accompanying Notes to Financial Statements are an integral part of these statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION


=====================================================================================
AS OF SEPTEMBER 30, (IN THOUSANDS, EXCEPT SHARE DATA)          2000            1999
=====================================================================================

CAPITAL AND LIABILITIES
CAPITALIZATION
Common shareholder's equity
   Common stock, $0.01 par value; 3,000,000 shares
      authorized, 1,972,052 shares outstanding at
      September 30, 2000 and 1999, respectively              $     20        $     20
   Premium on capital stock                                    31,682          31,682
   Capital surplus                                              2,802           2,802
   Retained earnings                                          164,767         143,502
-------------------------------------------------------------------------------------

   Total common shareholder's equity                          199,271         178,006
Long-term debt                                                115,000         119,650
-------------------------------------------------------------------------------------

       Total capitalization                                   314,271         297,656
-------------------------------------------------------------------------------------

CURRENT LIABILITIES
Long-term debt due within one year                              4,650              --
Notes payable to banks                                         20,500              --
Accounts payable
   Trade                                                       39,376          36,985
   Affiliated companies                                         1,156              --
Accrued taxes                                                  21,621          18,799
Customers' deposits                                            15,512          16,301
Amounts due customers                                          14,914          18,576
Accrued wages and benefits                                      9,221           9,663
Other                                                          10,230          10,847
-------------------------------------------------------------------------------------

       Total current liabilities                              137,180         111,171
-------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                          15,938          16,689
Accumulated deferred investment tax credits                     1,765           2,213
Regulatory liability                                            1,352           2,112
Customer advances for construction and other                      776             814
-------------------------------------------------------------------------------------

       Total deferred credits and other liabilities            19,831          21,828
-------------------------------------------------------------------------------------

TOTAL CAPITAL AND LIABILITIES                                $471,282        $430,655
=====================================================================================


The accompanying Notes to Financial Statements are an integral part of these statements.

STATEMENTS OF SHAREHOLDER'S EQUITY
ALABAMA GAS CORPORATION


=================================================================================================================

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
=================================================================================================================
                                                     COMMON STOCK
                                                  ------------------
                                                  NUMBER OF     PAR      PREMIUM ON       CAPITAL      RETAINED
                                                    SHARES     VALUE    CAPITAL STOCK     SURPLUS      EARNINGS
-----------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1997                     1,972,052   $  20        $ 31,682      $   2,802     $ 106,894
Net income                                                                                                20,587
Cash dividends                                                                                            (7,276)
-----------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1998                     1,972,052      20          31,682          2,802       120,205
Net income                                                                                                23,297
-----------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1999                     1,972,052      20          31,682          2,802       143,502
Net income                                                                                                26,322
Cash dividends                                                                                            (5,057)
-----------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 2000                     1,972,052   $  20       $  31,682      $   2,802     $ 164,767
=================================================================================================================


The accompanying Notes to Financial Statements are an integral part of these statements.

STATEMENTS OF CASH FLOWS
ALABAMA GAS CORPORATION



=============================================================================================================

YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)                            2000             1999             1998
=============================================================================================================

OPERATING ACTIVITIES
Net income                                                        $ 26,322         $ 23,297         $ 20,587
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                   28,708           26,730           25,153
    Deferred income taxes, net                                      (1,939)          (2,137)          (4,932)
    Deferred investment tax credits                                   (448)            (448)            (469)
    Net change in:
       Accounts receivable                                          (9,290)          (4,182)           3,693
       Inventories                                                 (12,040)          (2,913)           4,237
       Deferred gas costs                                           (1,251)            (531)             738
       Accounts payable - gas purchases                              2,559           14,115           (7,466)
       Accounts payable - trade                                       (168)            (347)           1,760
       Amounts due customers                                        (3,662)           6,695            4,723
       Other current assets and liabilities                          1,617            1,198            9,129
    Other, net                                                      (1,663)            (583)             530
-------------------------------------------------------------------------------------------------------------

       Net cash provided by operating activities                    28,745           60,894           57,683
-------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to property, plant and equipment                         (65,684)         (45,390)         (53,581)
Net advances from (to) parent company                               21,811          (23,392)          (2,246)
Proceeds from sale of assets                                            --           27,000               --
Other, net                                                              18              549               62
-------------------------------------------------------------------------------------------------------------

       Net cash used in investing activities                       (43,855)         (41,233)         (55,765)
-------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Payment of dividends on common stock                                (5,057)              --           (7,276)
Reduction of long-term debt                                             --           (5,350)              --
Net change in short-term debt                                       20,500          (15,000)           4,000
-------------------------------------------------------------------------------------------------------------

       Net cash provided by (used in) financing activities          15,443          (20,350)          (3,276)
-------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                333             (689)          (1,358)
Cash and cash equivalents at beginning of period                       533            1,222            2,580
-------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                        $    866         $    533         $  1,222
=============================================================================================================


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

A. UTILITY PLANT AND DEPRECIATION: Property, plant and equipment is stated at cost. The cost of utility plant includes an allowance for funds used during construction. Maintenance is charged for the cost of normal repairs and the renewal or replacement of an item of property which is less than a retirement unit. When property which represents a retirement unit is replaced or removed, the cost of such property is credited to utility plant and, together with the cost of removal less salvage, is charged to the accumulated reserve for depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of utility property at rates established by the Alabama Public Service Commission (APSC). Approved depreciation rates averaged approximately 4.5 percent in 2000 and 1999 and 4.4 percent in 1998.

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

2.       REGULATORY MATTERS


As an Alabama utility, Alagasco is subject to regulation by the APSC which, in 1983, established the Rate Stabilization and Equalization (RSE) rate-setting process. RSE was extended with modifications in 1985, 1987 and 1990. On October 7, 1996, RSE was extended, without change, for a five-year period through January 1, 2002. Under the terms of that extension, RSE will continue after January 1, 2002, unless, after notice to the Company and a hearing, the Commission votes to either modify or discontinue its operation. Under RSE as extended, the APSC conducts quarterly reviews to determine, based on Alagasco's projections and fiscal year-to-date performance, whether Alagasco's return on equity for the fiscal year will be within the allowed range of 13.15 percent to 13.65 percent. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each fiscal year, effective December 1, and cannot exceed 4 percent of prior-year revenues. RSE limits the utility's equity upon which a return is permitted to 60 percent of total capitalization and provides for certain cost control measures designed to monitor Alagasco's operations and maintenance (O&M) expense. Under the inflation-based cost control measurement established by the APSC, if a change in O&M expense per customer falls within 1.25 percentage points above or below the Consumer Price Index For All Urban Customers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. In fiscal 1999, the increase in O&M expense per customer was below the index range; as a result the utility benefited by $0.7 million. Under RSE as extended, a $9.1 million, $4.5 million and a $6.6 million annual increase in revenue became effective December 1, 2000, 1999 and 1998, respectively and a $2.5 million annual decrease in revenue effective July 1, 1998.

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

In accordance with APSC-directed regulatory accounting procedures, Alagasco in 1989 began returning to customers excess utility deferred taxes which resulted from a reduction in the federal statutory tax rate from 46 percent to 34 percent using the average rate assumption method. This method provides for the return to ratepayers of excess deferred taxes over the lives of the related assets. In 1993 those excess taxes were reduced as a result of a federal tax rate increase from 34 percent to 35 percent. Remaining excess utility deferred taxes are being returned to ratepayers over approximately 10 years. At September 30, 2000 and 1999, a regulatory liability related to income taxes of $1.4 million and $2.1 million, respectively, was included in the financial statements.

As of November 1, 1998, the Company offered a Voluntary Early Retirement Program to certain eligible employees. The APSC has allowed these costs to be amortized over a three-year period. At September 30, 2000 and 1999, a regulatory asset of $1.2 million and $2.4 million, respectively, for costs associated with the early retirement program was included in the financial statements.

The excess of total acquisition costs over book value of net assets of acquired municipal gas distribution systems is included in utility plant and is being amortized on a straight-line basis over approximately 23 years. At September 30, 2000 and 1999, the net acquisition adjustment was $13.4 million and $14.4 million, respectively.

3.       LONG-TERM DEBT AND NOTES PAYABLE


Long-term debt of Alagasco consisted of the following:


==============================================================================================
As of September 30, (in thousands)                                       2000          1999
==============================================================================================
Medium-term Notes, interest ranging from 5.80% to 7.97%, for notes
   redeemable December 15, 2000, to September 23, 2026                  $119,650      $119,650
Less amounts due within one year                                           4,650            --
----------------------------------------------------------------------------------------------
  Total                                                                 $115,000      $119,650
==============================================================================================



The aggregate maturities of Alagasco long-term debt for the next five years are as follows:

================================================================================
                    Years ending September 30, (in thousands)
================================================================================
      2001             2002               2003             2004           2005
--------------------------------------------------------------------------------
    $ 4,650          $ 5,000            $ 5,000         $ 10,000        $ 10,000
================================================================================


Energen and Alagasco have short-term credit lines and other credit facilities of $249 million available as of September 30, 2000, for working capital needs; Alagasco has been authorized to borrow up to $70 million of the available credit lines by the APSC. The following is a summary of information relating to notes payable to banks:


=============================================================================================
As of September 30, (in thousands)                         2000          1999          1998
=============================================================================================
Alagasco outstanding                                     $ 20,500      $     --      $ 15,000
Energen outstanding                                       147,500       238,000       138,000
---------------------------------------------------------------------------------------------
Notes payable to banks                                    168,000       238,000       153,000
Available for borrowings                                   81,000        11,000        75,000
---------------------------------------------------------------------------------------------
  Total                                                  $249,000      $249,000      $228,000
=============================================================================================

Alagasco maximum amount outstanding at any month-end     $ 20,500      $ 35,000      $ 36,000
Alagasco average daily amount outstanding                $  1,169      $  9,140      $ 13,225
Alagasco weighted average interest rates based on:
  Average daily amount outstanding                           6.93%         5.48%         5.94%
  Amount outstanding at year-end                             6.98%           --          5.75%
=============================================================================================

Total interest expense for Alagasco in 2000, 1999 and 1998 was $9,870,000, $10,366,000 and $10,221,000, respectively.

4.       INCOME TAXES


The components of income taxes consisted of the following:


=========================================================================================
For the years ended September 30, (in thousands)       2000          1999          1998
=========================================================================================
Taxes estimated to be payable currently:
    Federal                                          $ 15,225      $ 14,331      $ 15,306
    State                                               1,486         1,417         1,495
-----------------------------------------------------------------------------------------
      Total current                                    16,711        15,748        16,801
-----------------------------------------------------------------------------------------
Taxes deferred:
    Federal                                            (2,215)       (2,395)       (4,962)
    State                                                (172)         (190)         (439)
-----------------------------------------------------------------------------------------
      Total deferred                                   (2,387)       (2,585)       (5,401)
-----------------------------------------------------------------------------------------
Total income tax expense                             $ 14,324      $ 13,163      $ 11,400
=========================================================================================

Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities for 2000 and 1999 are as follows:

===========================================================================================
As of September 30, (in thousands)                2000                      1999
===========================================================================================
                                           CURRENT     NONCURRENT    Current     Noncurrent
                                           ----------------------    ----------------------
Deferred tax assets:
  Deferred investment tax credits          $    --     $    526      $    --     $    683
  Regulatory liabilities                        --          507           --          784
  Enhanced stability reserve                 1,478           --        1,452           --
  Unbilled revenue                           1,849           --        1,764           --
  Insurance and accruals                     3,170           --        3,146           --
  Inventories                                1,303           --          816           --
  Allowance for uncollectible accounts       2,193           --        1,684           --
  Pension and other costs                    1,147           --        1,587           --
  Other, net                                 1,418           68        1,698          118
------------------------------------------------------------------------------------------
  Subtotal                                  12,558        1,101       12,147        1,585
  Valuation allowance                           --           --           --           --
------------------------------------------------------------------------------------------
     Total deferred tax assets              12,558        1,101       12,147        1,585
------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Depreciation and basis differences            --       17,039           --       18,274
  Other, net                                   198           --          526           --
------------------------------------------------------------------------------------------
     Total deferred tax liabilities            198       17,039          526       18,274
------------------------------------------------------------------------------------------
Net deferred tax assets (liabilities)      $12,360     $(15,938)     $11,621     $(16,689)
==========================================================================================

No valuation allowance with respect to deferred taxes is deemed necessary, as Alagasco anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on Alagasco's balance sheet.

Total income tax expense differed from the amount which would have been provided by applying the statutory federal income tax rate to earnings before taxes as illustrated below:

================================================================================================
For the years ended September 30, (in thousands)               2000          1999          1998
================================================================================================
Income tax expense at statutory federal income tax rate     $ 14,226      $ 12,761      $ 11,195
Increase (decrease) resulting from:
  Deferred investment tax credits                               (448)         (448)         (469)
  State income taxes, net of federal income tax benefit          874           784           688
  Other, net                                                    (328)           66           (14)
------------------------------------------------------------------------------------------------
Total income tax expense                                    $ 14,324      $ 13,163      $ 11,400
================================================================================================

There were no tax-related balances due to affiliates at September 30, 2000 or 1999. Alagasco has evaluated its tax position and believes the financial statements properly reflect the income tax matters of the company.

5.       EMPLOYEE BENEFIT PLANS


All information presented concerning retirement income and other benefit plans includes other affiliates of Energen as well as Alagasco.

The Company has two defined benefit non-contributory pension plans: Plan A which covers a majority of the employees and Plan B which covers employees under certain labor union agreements. Benefits are based on years of service and final earnings. The Company's policy is to use the projected unit credit actuarial method for funding and financial reporting purposes.

The status of the plans was as follows:


====================================================================================================================
As of June 30, (in thousands)                                      PLAN A                            PLAN B
====================================================================================================================
                                                           2000              1999           2000              1999
                                                         --------------------------       --------------------------
Projected benefit obligation:
Balance at beginning of year                             $ 73,841          $ 88,281       $ 18,227           $18,898
Service cost                                                1,988             2,653            265               299
Interest cost                                               5,573             6,193          1,361             1,338
Plan amendments                                                --                --             --               843
Actuarial loss (gain)                                      (2,642)           (8,205)          (487)           (1,803)
Special termination benefits                                   --             1,487             --                --
Benefits paid                                              (7,066)          (16,568)        (2,364)           (1,348)
--------------------------------------------------------------------------------------------------------------------
Balance at end of year                                     71,694            73,841         17,002            18,227
--------------------------------------------------------------------------------------------------------------------
Plan assets:
Fair value of plan assets at beginning of year             92,575            90,661         24,043            23,081
Actual return on plan assets                               10,972            18,482          1,882             2,310
Benefits paid                                              (7,066)          (16,568)        (2,364)           (1,348)
--------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                   96,481            92,575         23,561            24,043
--------------------------------------------------------------------------------------------------------------------
Amounts recognized in the consolidated balance sheets:
Funded status of plan                                      24,787            18,734          6,559             5,816
Unrecognized actuarial loss (gain)                        (32,238)          (23,897)        (6,458)           (5,621)
Unrecognized prior service cost                             2,555             2,790          1,163             1,398
Unrecognized net transition obligation (asset)             (1,069)           (1,877)           114               170
--------------------------------------------------------------------------------------------------------------------
Accrued pension asset (liability)                        $ (5,965)         $ (4,250)      $  1,378           $ 1,763
====================================================================================================================


The components of net pension expense were:


=====================================================================================================================
For the years ended September 30, (in thousands)           PLAN A                                  PLAN B
=====================================================================================================================
                                                2000         1999         1998         2000         1999         1998
                                                -------------------------=----      ---------------------------------
Components of net periodic benefit cost:
Service cost                                 $ 1,988      $ 2,653      $ 2,386      $   265      $   299      $   224
Interest cost                                  5,573        6,193        5,842        1,361        1,338        1,261
Expected return on assets                     (5,566)      (5,938)      (5,709)      (1,577)      (1,510)      (1,346)
Prior service cost amortization                  235          235            5          235          235          207
Transition amortization                         (808)        (808)        (808)          57           57           57
---------------------------------------------------------------------------------------------------------------------
Net periodic expense                         $ 1,422      $ 2,335      $ 1,716      $   341      $   419      $   403
=====================================================================================================================

================================================================================================================
As of September 30,                                                 PLAN A                         PLAN B
================================================================================================================
                                                             2000            1999           2000            1999
                                                             --------------------           --------------------
Weighted average rate assumptions
 in pension actuarial calculations:
Discount rate                                                8.00%          7.75%           8.00%           7.75%
Expected return on plan assets                               8.25%          8.25%           8.25%           8.25%
Rate of compensation  increase                               5.50%          5.25%             --              --
================================================================================================================


The Company has supplemental retirement plans with certain key executives providing for payments on retirement, termination, death or disability. Expense under these agreements for 2000, 1999 and 1998 was $372,000, $(75,000), and $(54,000), respectively. At June 30, 2000 and 1999, the accumulated post-retirement benefit obligation related to these agreements was $3,204,000 and $2,620,000, respectively, and the projected benefit obligation was $10,356,000 and $7,189,000, respectively. A prepaid post-retirement benefit asset of $566,000 and $844,000 was recorded at June 30, 2000 and 1999, respectively.

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

The status of the post-retirement benefit programs was as follows:


==================================================================================================================
As of June 30, (in thousands)                               SALARIED EMPLOYEES                   UNION EMPLOYEES
==================================================================================================================
                                                           2000           1999                2000            1999
                                                           -------------------               ---------------------
Projected post-retirement benefit obligation:
Balance at beginning of year                          $    29,144     $   29,312       $    37,423     $    37,751
Service cost                                                1,092          1,464             1,876           2,039
Interest cost                                               2,203          2,013             2,852           2,599
Actuarial loss (gain)                                      (1,146)        (2,530)           (1,635)         (3,709)
Special termination benefits                                   --            338                --              --
Benefits paid                                              (1,482)        (1,453)           (1,225)         (1,257)
-------------------------------------------------------------------------------------------------------------------
Balance at end of year                                     29,811         29,144            39,291          37,423
-------------------------------------------------------------------------------------------------------------------
Plan assets:
Fair value of plan assets at beginning of year             35,494         30,476            26,702          23,081
Actuarial return on plan assets                             4,186          4,896             3,928           2,468
Company contribution                                        2,806          1,575             6,005           2,410
Benefits paid                                              (1,482)        (1,453)           (1,225)         (1,257)
-------------------------------------------------------------------------------------------------------------------
Balance at end of year                                     41,004         35,494            35,410          26,702
-------------------------------------------------------------------------------------------------------------------
Amounts recognized in the consolidated balance sheets:
Funded status of plan                                      11,193          6,350            (3,881)        (10,721)
Unrecognized actuarial loss (gain)                        (19,435)       (16,468)          (11,274)         (7,266)
Unrecognized net transition obligation                      9,395         10,118            16,702          17,987
-------------------------------------------------------------------------------------------------------------------
Accrued post-retirement asset                         $     1,153     $       --       $     1,547     $        --
===================================================================================================================

Net periodic post-retirement benefit expense included the following:

============================================================================================================================
For the years ended September 30, (in thousands)            SALARIED EMPLOYEES                     UNION EMPLOYEES
============================================================================================================================
                                                        2000        1999        1998          2000        1999         1998
                                                      ----------------------------------    --------------------------------
Components of net periodic benefit cost:
Service cost                                          $ 1,092     $ 1,464     $   967       $ 1,876     $ 2,039     $ 1,314
Interest cost                                           2,203       2,013       2,049         2,852       2,599       2,612
Expected return on assets                              (1,721)     (1,448)     (1,189)       (1,292)     (1,156)       (737)
Actuarial loss (gain)                                  (1,029)       (590)       (510)         (271)       (129)       (107)
Transition amortization                                   723         723         723         1,285       1,285       1,285
----------------------------------------------------------------------------------------------------------------------------
Net periodic expense                                  $ 1,268     $ 2,162     $ 2,040       $ 4,450      $ 4,638     $ 4,367
============================================================================================================================

==================================================================================================================
As of September 30,                                           SALARIED EMPLOYEES               UNION EMPLOYEES
==================================================================================================================
                                                             2000           1999             2000           1999
                                                             -------------------             -------------------
Weighted average rate assumptions
  in post-retirement actuarial calculations:
Discount rate                                                8.00%          7.75%           8.00%           7.75%
Expected return on plan assets                               8.25%          8.25%           8.25%           8.25%
Rate of compensation increase                                5.50%          5.25%             --              --
Health care cost trend rate                                  7.50%          7.50%           7.50%           7.50%
==================================================================================================================

The weighted average health care cost trend rate used in determining the accumulated post-retirement benefit obligation has a significant effect on the amounts reported. For example, with respect to salaried employees, increasing the weighted average health care cost trend rate by 1 percentage point would increase the accumulated post-retirement benefit obligation by $811,000 and the net periodic post-retirement benefit cost by $31,000. For union employees, increasing the weighted average health care cost trend rate by 1 percentage point would increase the accumulated post-retirement benefit obligation by $2,880,000 and the net periodic post-retirement benefit cost by $318,000.

For both defined benefit plans and other post-retirement plans, certain financial assumptions are used in determining the Company's projected benefit obligation. These assumptions are examined periodically by the Company, and any required changes are reflected in the subsequent determination of projected benefit obligations.

The Company has a long-term disability plan covering most salaried employees. The Company had no expense for the year ended September 30, 2000. Expense for the years ended September 30, 1999 and 1998 was $177,000 and $173,000, respectively.

6.       CAPITAL STOCK

Alagasco's authorized common stock consists of 3 million, $0.01 par value common shares. At September 30, 2000 and 1999, 1,972,052 shares were issued and outstanding. Alagasco is authorized to issue 120,000 shares of preferred stock par value $0.01 per share, in one or more series. There are no preferred shares currently outstanding.

7.       COMMITMENTS AND CONTINGENCIES

CONTRACTS AND AGREEMENTS: Alagasco has various firm gas supply and firm gas transportation contracts which expire at various dates through the year 2008. These contracts typically contain minimum demand charge obligations on the part of Alagasco.

ENVIRONMENTAL MATTERS: Alagasco is in the chain of title of eight former manufactured gas plant sites, of which it still owns four, and five manufactured gas distribution sites, of which it still owns one. An investigation of the sites does not indicate the present need for remediation activities. Management expects that, should remediation of any such sites be required in the future, Alagasco's share, if any, of such costs will not affect materially the results of operations or financial condition of Alagasco.

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

LEASE OBLIGATIONS: In January 1999, Alagasco closed on a sale-leaseback of the Company's new headquarters building. The proceeds from the sale approximated the investment in the facility. The building is being leased from the purchaser over a 25 year lease term and the related lease is accounted for as an operating lease. Total payments related to leases included as operating expense, inclusive of the sale-leaseback, were $2,209,000, $2,079,000 and $2,292,000 in 2000, 1999 and 1998, respectively. Minimum future rental payments required after 2000 under leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

===================================================================================================
                    Years ending September 30, (in thousands)
===================================================================================================
         2001           2002           2003           2004          2005       2006 AND THEREAFTER
---------------------------------------------------------------------------------------------------
       $ 2,186        $ 2,142        $ 2,111        $ 2,014       $ 1,660            $ 25,218
===================================================================================================

8.       SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information concerning cash flow activities is as follows:


==============================================================================================
For the years ended September 30, (in thousands)         2000            1999          1998
==============================================================================================
Interest paid, net of amount capitalized              $    9,787     $  10,539      $  11,256
Income taxes paid                                     $   15,833     $  16,342      $  16,253
Noncash investing activities:
  Capitalized depreciation                            $      217     $     265      $     187
  Allowance for funds used during construction        $    1,172     $     374      $     400
==============================================================================================

9.       FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

FINANCIAL INSTRUMENTS: The fair value of cash and cash equivalents, trade receivables (net of allowance), and short-term debt approximates fair value due to the short maturity of the instruments. The fair value of fixed-rate long-term debt, including the current portion, with a carrying value of $119,650,000, would be $116,376,000 at September 30, 2000. The fair value was based on the market value of debt with similar maturities and with interest rates currently trading in the marketplace.

Alagasco has entered into an agreement with a financial institution whereby it can sell on an ongoing basis, with recourse, certain installment receivables related to its merchandising program up to a maximum of $20 million. During 2000, 1999 and 1998, Alagasco sold $6,879,000, $6,391,000 and $8,100,000, respectively, of installment receivables. At September 30, 2000 and 1999, the balance of these installment receivables was $15,280,000 and $15,690,000, respectively. Receivables sold under this agreement are considered financial instruments with off-balance sheet risk. Alagasco's exposure to credit loss in the event of non-performance by customers is represented by the balance of installment receivables.

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

10.      RECENT PRONOUNCEMENTS OF THE FASB


In June 1998, the FASB issued SFAS No. 133, (subsequently amended by SFAS Nos. 137 and 138), which established new accounting and reporting standards for derivative instruments. The Company is required to adopt this statement on October 1, 2000. This statement requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure the effectiveness of the hedges, or the degree that the gain(loss) for the hedging instrument offsets the loss(gain) on the hedged item, at fair value each reporting period. The effective portion of the gain or loss on the derivative instrument will be recognized in other comprehensive income as a component of equity until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value is required to be recognized in earnings immediately. The impact of SFAS No. 133 at implementation had no impact on the results of operation and financial position for Alagasco.

11.      SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following data summarize quarterly operating results. Alagasco's business is seasonal in character and influenced by weather conditions.

==============================================================================================================
Fiscal year 2000 quarters (in thousands)                   First        Second           Third        Fourth
==============================================================================================================
Operating revenues                                       $   85,426   $  158,548     $  69,111      $  53,076
Operating income (loss)                                  $    6,890   $   28,283     $   2,935      $  (3,369)
Net income (loss)                                        $    4,620   $   26,055     $   1,116      $  (5,469)
==============================================================================================================

Fiscal year 1999 quarters (in thousands)
==============================================================================================================
Operating revenues                                       $   71,557   $  144,692     $  63,296      $  46,009
Operating income (loss)                                  $    5,579   $   28,158     $   2,613      $  (2,948)
Net income (loss)                                        $    2,855   $   25,198     $     507      $  (5,263)
==============================================================================================================

12.      TRANSACTIONS WITH RELATED PARTIES


Alagasco purchased natural gas from affiliates amounting to $3,662,000, $3,232,000 and $4,142,000, in 2000, 1999 and 1998, respectively. These amounts are included in gas purchased for resale. Alagasco had net payables to affiliates of $1,156,000 at September 30, 2000, net receivables from affiliates of $20,654,000 at September 30, 1999 and net payables to affiliates of $2,738,000 at September 30, 1998.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

TO THE BOARD OF DIRECTORS OF ENERGEN CORPORATION:

Our audits of the consolidated financial statements referred to in our report dated October 25, 2000, appearing in the 2000 Annual Report to Shareholders of Energen Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Part IV, Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
Birmingham, Alabama
October 25, 2000

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
ENERGEN CORPORATION AND SUBSIDIARIES



===============================================================================

YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)         2000         1999         1998
===============================================================================

ALLOWANCE FOR DOUBTFUL ACCOUNTS
BALANCE AT BEGINNING OF YEAR                  $ 5,598      $ 3,547      $ 3,185
-------------------------------------------------------------------------------

   Additions:
     Charged to income                          4,287        6,121        3,472
     Recoveries and adjustments                  (276)        (244)        (215)
-------------------------------------------------------------------------------

        Net additions                           4,011        5,877        3,257
-------------------------------------------------------------------------------

  Less uncollectible accounts written off      (2,928)      (3,826)      (2,895)
-------------------------------------------------------------------------------

BALANCE AT END OF YEAR                        $ 6,681      $ 5,598      $ 3,547
===============================================================================

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
ALABAMA GAS CORPORATION



==============================================================================

YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)        2000         1999         1998
==============================================================================

ALLOWANCE FOR DOUBTFUL ACCOUNTS
BALANCE AT BEGINNING OF YEAR                 $ 4,532      $ 3,482      $ 3,156
------------------------------------------------------------------------------

  Additions:
    Charged to income                          4,275        5,105        3,430
    Recoveries and adjustments                  (276)        (244)        (215)
------------------------------------------------------------------------------

       Net additions                           3,999        4,861        3,215
------------------------------------------------------------------------------

 Less uncollectible accounts written off      (2,731)      (3,811)      (2,889)
------------------------------------------------------------------------------


BALANCE AT END OF YEAR                       $ 5,800      $ 4,532      $ 3,482
==============================================================================