Form 10-Q
period 2000-12-31
ENERGEN CORP; ALABAMA GAS CORP
filed 2001-02-14
CIK 277595, 3146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED DECEMBER 31, 2000

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

Indicate by a check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES X NO ____


Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of February 11, 2001:


     Energen Corporation,     $0.01 par value   30,715,508 shares
     Alabama Gas Corporation, $0.01 par value    1,972,052 shares



                 ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
                FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                         Page

                    PART I: FINANCIAL INFORMATION (Unaudited)


Item 1.                         Financial Statements

          (a)  Consolidated Statements of Income of Energen Corporation     3

          (b) Consolidated Balance Sheets of Energen Corporation            4

          (c) Consolidated Statements of Cash Flows of Energen Corporation  6

          (d) Statements of Income of Alabama Gas Corporation               7

          (e) Balance Sheets of Alabama Gas Corporation                     8

          (f) Statements of Cash Flows of Alabama Gas Corporation          10

          (g) Notes to Unaudited Financial Statements                      11

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        16

          Selected Segment Data of Energen Corporation                     21

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       22


                           PART II: OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders              24

Item 6.   Exhibits and Reports on Form 8-K                                 24


SIGNATURES                                                                 25

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
ENERGEN CORPORATION
(Unaudited)


Three months ended December 31,               2000        1999
(in thousands, except share data)

Operating Revenues
Natural gas distribution                   $119,126   $ 85,426
Oil and gas operations                       56,771     43,583


   Total operating revenues                 175,897    129,009


Operating Expenses
Cost of gas                                  67,183     36,648
Operations and maintenance                   45,450     41,358
Depreciation, depletion and amortization     19,939     21,044
Taxes, other than income taxes               15,609     10,565


   Total operating expenses                148,181     109,615


Operating Income                             27,716     19,394


Other Income (Expense)
Interest expense                            (10,240)    (9,438)
Other, net                                      663        452


   Total other expense                       (9,577)    (8,986)


Income Before Income Taxes                   18,139     10,408
Income tax expense                            4,420      1,272


Net Income                                  $13,719     $9,136


Diluted Earnings Per Average Common Share  $  0.44     $ 0.30


Basic Earnings Per Average Common Share    $  0.45     $ 0.30


Dividends Per Common Share                 $  0.17     $0.165

Diluted Average Common Shares
 Outstanding                            30,869,202 30,292,427

Basic Average Common Shares
 Outstanding                           30,535,348  30,033,295


The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
ENERGEN CORPORATION



                                 December 31, 2000  September 30, 2000
(in thousands)                       (Unaudited)


ASSETS
Current Assets
Cash and cash equivalents             $ 11,594          $ 3,823
Accounts receivable, net
 of allowance for doubtful
 accounts of $6,677 at
 December 31, 2000, and
 $6,681 at September 30, 2000          140,940           93,362
Inventories, at average cost
 Storage gas inventory                  21,788           36,437
 Materials and supplies                  8,462            8,535
 Liquified natural gas in storage        3,247            3,267
Deferred gas costs                      38,618            3,556
Deferred income taxes                   61,687           17,830
Prepayments and other                    4,192           88,626


   Total current assets                290,528          255,436

Property, Plant and Equipment
Oil and gas properties,
 successful efforts method             714,929          713,766
Less accumulated depreciation,
 depletion and amortization            173,966          165,447

 Oil and gas properties, net           540,963          548,319

Utility plant                          718,234          709,004
Less accumulated depreciation          360,660          353,997

 Utility plant, net                    357,574          355,007

Other property, net                      4,646            4,503

   Total property, plant
    and equipment, net                 903,183          907,829


Other Assets
Deferred income taxes                   20,605           22,782
Deferred charges and other              11,858           16,994

   Total other assets                   32,463           39,776

TOTAL ASSETS                        $1,226,174       $1,203,041



The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
ENERGEN CORPORATION



                                 December 31, 2000  September 30, 2000
(in thousands, except share data)   (Unaudited)


CAPITAL AND LIABILITIES
Current Liabilities
Long-term debt due within one year    $ 13,998          $18,648
Notes payable to banks                  22,000          168,000
Accounts payable                       216,889          133,005
Accrued taxes                           26,753           25,312
Customers' deposits                     16,569           15,512
Amounts due customers                   14,064           14,914
Accrued wages and benefits              18,870           24,256
Other                                   39,275           37,702


   Total current liabilities           368,418          437,349


Deferred Credits and Other Liabilities
Other                                    9,149           10,900

   Total deferred credits and
    other liabilities                    9,149           10,900


Commitments and Contingencies              --               --


Capitalization
Preferred stock, cumulative $0.01 par value,
 5,000,000 shares authorized                  --               --
Common shareholders' equity
 Common stock, $0.01 par value;
   75,000,000 shares authorized,
   30,657,515 shares outstanding
   at December 31, 2000, and
   30,350,802 shares outstanding
   at September 30, 2000                      307              304

 Premium on capital stock                 221,299          213,582
 Capital surplus                            2,802            2,802
 Retained earnings                        194,080          185,561
 Accumulated other comprehensive loss     (70,917)              --
Deferred compensation on restricted stock  (1,662)              --

Deferred compensation plan                  5,372            4,965
Treasury stock, at cost
(166,892 shares at December 31, 2000,
and 239,306 shares at September 30, 2000)  (5,372)          (6,354)


   Total common shareholders' equity      345,909         400,860
Long-term debt                            502,698         353,932

   Total capitalization                   848,607         754,792


TOTAL CAPITAL AND LIABILITIES          $1,226,174      $1,203,041



The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
ENERGEN CORPORATION
(Unaudited)


Three months ended December 31,                2000        1999
(in thousands)

Operating Activities
Net income                                    $13,719    $ 9,136
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
 Depreciation, depletion and amortization     19,939      21,044
 Deferred income taxes                         3,545       1,204
 Deferred investment tax credits                (112)       (112)
 Change in derivative fair value               2,269          --
 Gain on sale of assets                         (823)         --
 Net change in:
   Accounts receivable                       (47,578)     (3,435)
   Inventories                                14,742       1,693

   Deferred gas costs                        (35,062)     (9,191)
   Accounts payable                           48,892      (7,221)
   Other current assets and liabilities       (1,266)    (11,124)
 Other, net                                    2,427        (913)


   Net cash provided by operating activities  20,692       1,081


Investing Activities
Additions to property, plant and equipment   (19,626)    (21,138)
Proceeds from sale of assets                   5,979          --
Other, net                                      (323)       (277)


   Net cash used in investing activities     (13,970)    (21,415)


Financing Activities
Payment of dividends on common stock          (5,200)     (4,959)
Issuance of common stock                       9,109       4,296
Purchase of treasury stock                        --         (49)
Reduction of long-term debt                   (4,684)         --
Proceeds from issuance of long-term debt     147,824          --
Payment of note payable issued to purchase
  U.S. Treasury securities                        --    (140,917)
Net change in short-term debt               (146,000)     19,935

   Net cash provided by (used in)
   financing activities                        1,049    (121,694)



Net change in cash and cash equivalents        7,771    (142,028)
Cash and cash equivalents at
at beginning of period                         3,823     145,390


Cash and Cash Equivalents at End of Period   $11,594     $ 3,362



The accompanying Notes are an integral part of these financial statements.

STATEMENTS OF INCOME
ALABAMA GAS CORPORATION
(Unaudited)


Three months ended December 31,               2000       1999
(in thousands)

Operating Revenues                          $119,126    $85,426


Operating Expenses
Cost of gas                                  67,679      37,138
Operations and maintenance                   26,837      25,293
Depreciation                                  7,554       7,017
Income taxes
 Current                                      2,888       2,888
 Deferred, net                                 (682)       (316)
 Deferred investment tax credits, net          (112)       (112)
Taxes, other than income taxes                8,464       6,628


   Total operating expenses                 112,628      78,536


Operating Income                              6,498       6,890


Other Income (Expense)
Allowance for funds used during construction    534         124

Other, net                                      (42)         71


   Total other income                           492         195


Interest Charges
Interest on long-term debt                    2,123       2,135
Other interest expense                          827         330

   Total interest charges                     2,950       2,465


Net Income                                  $ 4,040     $ 4,620



The accompanying Notes are an integral part of these financial statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION


                                 December 31, 2000  September 30, 2000
(in thousands)                      (Unaudited)


ASSETS
Property, Plant and Equipment
Utility plant                         $718,234          $709,004
Less accumulated depreciation          360,660           353,997


 Utility plant, net                    357,574          355,007


Other property, net                        235              241


Current Assets
Cash and cash equivalents                9,113              866
Accounts receivable
 Gas                                    85,509           48,300
 Merchandise                             2,452            2,192
 Other                                     752            1,472
 Allowance for doubtful accounts        (5,800)          (5,800)
Inventories, at average cost
 Storage gas inventory                  21,788           36,437
 Materials and supplies                  5,220            5,400
Liquified natural gas in storage         3,247            3,267
Deferred gas costs                      38,618            3,556
Deferred income taxes                   12,659           12,360
Prepayments and other                    2,593            3,438


   Total current assets                176,151          111,488

Deferred Charges and Other Assets        4,589            4,546


TOTAL ASSETS                          $538,549         $471,282



The accompanying Notes are an integral part of these financial statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION

                                         December 31, 2000    September 30, 2000
(in thousands, except share data)           (Unaudited)


CAPITAL AND LIABILITIES
Capitalization
Common shareholder's equity
 Common stock, $0.01 par value; 3,000,000 shares
   authorized, 1,972,052 shares outstanding at
   December 31, 2000, and September 30, 2000    $      20       $       20

 Premium on capital stock                          31,682           31,682
 Capital surplus                                    2,802            2,802
 Retained earnings                                168,807          164,767


   Total common shareholder's equity              203,311          199,271
Cumulative preferred stock,
 $0.01 par value, 120,000 shares
 authorized, issuable in series-$4.70 Series           --               --

Long-term debt                                    115,000          115,000

   Total capitalization                           318,311          314,271

Current Liabilities
Long-term debt due within one year                     --            4,650
Notes payable to banks                             22,000           20,500
Accounts payable                                  106,477           40,532
Accrued taxes                                      24,743           21,621
Customers' deposits                                16,569           15,512
Amounts due customers                              14,064           14,914
Accrued wages and benefits                          9,156            9,221
Other                                               8,012           10,230

   Total current liabilities                      201,021          137,180


Deferred Credits and Other Liabilities
Deferred income taxes                              15,671           15,938
Accumulated deferred investment tax credits         1,653            1,765

Regulatory liability                                1,171            1,352
Customer advances for construction and other          722              776


   Total deferred credits and other liabilities    19,217           19,831


Commitments and Contingencies                          --               --


TOTAL CAPITAL AND LIABILITIES                    $538,549         $471,282



The accompanying Notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
ALABAMA GAS CORPORATION
(Unaudited)



Three months ended December 31,               2000         1999
(in thousands)

Operating Activities
Net income                                 $  4,040     $  4,620
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
 Depreciation and amortization                7,554        7,017
 Deferred income taxes, net                    (682)       (316)
 Deferred investment tax credits               (112)       (112)
 Net change in:
   Accounts receivable                      (36,749)     (12,436)
   Inventories                                14,849       1,725
   Deferred gas costs                        (35,062)     (9,191)
   Accounts payable                           46,918      (3,522)
   Other current assets and liabilities        1,913      (1,967)
 Other, net                                     (719)       (178)

   Net cash provided by (used in)
    operating activities                       1,950     (14,360)



Investing Activities
Additions to property, plant and equipment   (9,506)      (9,526)
Other, net                                      (74)         (92)

   Net cash provided by investing activities (9,580)      (9,618)


Financing Activities
Reduction of long-term debt                  (4,650)          --
Net advances from affiliates                 19,027       19,962
Net change in short-term debt                 1,500        5,018

   Net cash provided by (used in)
    financing activities                     15,877       24,980

Net change in cash and cash equivalents       8,247        1,002
Cash and cash equivalents
 at beginning of period                         866          533

Cash and Cash Equivalents
 at End of Period                          $  9,113      $ 1,535



The accompanying Notes are an integral part of these financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
ENERGEN CORPORATION AND ALABAMA GAS CORPORATION


1.  BASIS OF PRESENTATION

All adjustments to the unaudited financial statements which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods have been recorded. Such adjustments consisted of normal recurring items. The unaudited financial statements and notes should be read in conjunction with the financial statements and notes thereto for the years ended September 30, 2000, 1999, and 1998, included in the 2000 Annual Report of Energen Corporation (the Company) on Form 10-K. Certain reclassifications were made to conform prior years' financial statements to the current quarter presentation. The Company's natural gas distribution business is seasonal in character and influenced by weather conditions. Results of operations for the interim periods are not necessarily indicative of the results which may be expected for the fiscal year.

2.  REGULATORY

As an Alabama utility, Alabama Gas Corporation (Alagasco) is subject to regulation by the Alabama Public Service Commission
(APSC) which, in 1983, established the Rate Stabilization and Equalization (RSE) rate-setting process. RSE was extended with modifications in 1990, 1987 and 1985. On October 7, 1996, RSE was extended, without change, for a five-year period through January 1, 2002. Under the terms of that extension, RSE will continue after January 1, 2002, unless, after notice to the Company and a hearing, the Commission votes to either modify or discontinue its operation. Under RSE as extended, the APSC conducts quarterly reviews to determine, based on Alagasco's projections and fiscal year-to-date performance, whether Alagasco's return on average equity for the fiscal year will be within the allowed range of 13.15 percent to 13.65 percent. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each fiscal year, effective December 1, and cannot exceed 4 percent of prior-year revenues. RSE limits the utility's equity upon which a return is permitted to 60 percent of total capitalization and provides for certain cost control measures designed to monitor Alagasco's operations and maintenance (O&M) expense. If the change in O&M expense per customer falls within
1.25 percentage points above or below the Consumer Price Index For All Urban Customers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. In fiscal 1999, the increase in O&M expense per customer was below the index range; as a result the utility benefited by $0.7 million. Under RSE as extended, a $9.1 million and a $4.5 million annual increase in revenue became effective December 1, 2000 and 1999, respectively.

Alagasco calculates a temperature adjustment to customers' bills to remove the effect of departures from normal temperatures on Alagasco's earnings. The calculation is performed monthly, and the adjustments to customers' bills are made in the same billing cycle in which the weather variation occurs. Substantially all the customers to whom the temperature adjustment applies are residential, small commercial and small industrial. Alagasco's rate schedules for natural gas distribution charges contain a Gas Supply Adjustment rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply.

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

In accordance with APSC-directed regulatory accounting procedures, Alagasco in 1989 began returning to customers excess utility deferred taxes which resulted from a reduction in the federal statutory tax rate from 46 percent to 34 percent using the average rate assumption method. This method provides for the return to ratepayers of excess deferred taxes over the lives of the related assets. In 1993 those excess taxes were reduced as a result of a federal tax rate increase from 34 percent to 35 percent. Remaining excess utility deferred taxes are being returned to ratepayers over approximately 10 years. At December 31, 2000, and September 30, 2000, a regulatory liability related to income taxes of $1.2 million and $1.4 million, respectively, was included in the consolidated financial statements.

As of November 1, 1998, Alagasco offered a Voluntary Early Retirement Program to certain eligible employees. The APSC allowed these costs to be amortized over a three-year period. As of December 31, 2000, and September 30, 2000, a regulatory asset of $1 million and $1.2 million, respectively, was included in the consolidated financial statements for costs associated with this early retirement program.

3.  DERIVATIVE COMMODITY INSTRUMENTS

The  Company  adopted Statement of Financial Accounting  Standard
(SFAS) No. 133 (subsequently amended by SFAS Nos. 137 and 138), Accounting for Derivative Instruments and Hedging Activities, on October 1, 2000. This statement requires all derivatives to be recognized on the balance sheet and measured at fair value. If a derivative is designated as a cash flow hedge, the Company is required to measure the effectiveness of the hedge, or the degree that the gain (loss) for the hedging instrument offsets the loss
(gain)  on  the  hedged  item,  at  each  reporting  period.  The effective portion of the gain or loss on the derivative instrument is recognized in other comprehensive income as a component of equity and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of a derivative's change in fair value is required to be recognized in earnings immediately. Derivatives that do not qualify for hedge treatment under SFAS No. 133 must be recorded at fair value with gains or losses recognized in earnings in the period of change.

Energen Resources Corporation, Energen's oil and gas subsidiary, periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on oil and gas production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange (NYMEX) and over-the-counter swaps and basis hedges with major energy derivative product specialists. The Company has identified certain oil and gas derivatives which qualify as cash flow hedges under SFAS No. 133.

Effective October 1, 2000, the Company reclassified deferred hedging losses of $55.4 million, net of tax, included in the consolidated balance sheet at September 30, 2000, as a cumulative-
effect-type   transition   adjustment   to   accumulated    other
comprehensive income as a component of equity in accordance with SFAS No. 133. During the twelve-month period ending September 30, 2001, the Company expects to reclassify into earnings contract settlements of $51.4 million, net of tax, with the
remaining   transition  adjustment  reclassified  into   earnings
through September 2002.

As of December 31, 2000, $68.2 million, net of tax, of deferred net losses on derivative instruments recorded in accumulated other comprehensive earnings are expected to be reclassified to earnings during the next twelve-month period. Gains and losses on derivative instruments that are not accounted for as hedge transactions, as well as the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges, are included in operating revenues in the consolidated financial statements. The Company recorded an after-tax loss of $1.2 million for the three-months ended December 31, 2000, for the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges. Also, Energen Resources had
1.3 Bcf of gas hedges at an average NYMEX price of $7.71 per Mcf and 120 MBbl of oil swaps at an average NYMEX price of $27.82 per barrel as of December 31, 2000, which did not meet the definition of cash flow hedges under SFAS No. 133; accordingly, the net unrealized losses for the associated contracts have been recorded as an after-tax loss of $1.2 million for the quarter. The Company expects to have physical sales to offset these gains or losses during the 2001 fiscal year. These derivative instruments are  considered  by  management  to  be  solid  economic  hedges
with  any  related  volatility  of  interim  financial   results
due to technical compliance with SFAS 133. As of December 31, 2000, the Company had $45.3 million included in deferred income taxes on the consolidated balance sheet related to other comprehensive income.

As of December 31, 2000, Energen Resources had entered into contracts and swaps for 28.5 Bcf of its fiscal year 2001 gas production at an average NYMEX price of $3.00 per Mcf, 678 MBbl of its oil production at an average NYMEX price of $25.75 per barrel and 150 MBbl of oil production with a collar price of $20.00 to $25.24 per barrel. Energen Resources also had basin-specific hedges in place for 150 MBbl of oil at an average contract price of $23.53 per barrel. In addition, the Company had hedged the basis difference on 1.6 Bcf of its fiscal year 2001 gas production. Realized prices are anticipated to be lower than NYMEX prices due to basis difference and other factors.

For fiscal 2002, Energen Resources had entered into contracts and swaps for 9.3 Bcf of its gas production at an average NYMEX price of $3.84 per Mcf and had basin-specific hedges in place for 3.6 Bcf of gas production at an average contract price of $4.30 per Mcf. The Company had also hedged the basis difference on 6 Bcf of its fiscal 2002 gas production. For fiscal 2003, Energen Resources entered into basin-specific contracts and swaps for 1.9 Bcf of its gas production at an average contract price of $3.77 per Mcf. For fiscal 2004 and 2005, Energen Resources entered into contracts and swaps for 1.8 Bcf and 1.6 Bcf of its gas production at an average NYMEX price of $3.77 per Mcf and $3.75 per Mcf, respectively.

All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness in hedging the exposure to the hedged transaction's variability in cash flows attributable to the hedged risk will be assessed. Both at the inception of the hedge and on an ongoing basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company discontinues hedge accounting if a derivative is not determined to be highly effective as a hedge or it has ceased to be a highly effective hedge. The maximum term over which Energen Resources is hedging exposures to the variability of cash flows is through September 30, 2005.

On December 4, 2000, the APSC authorized Alagasco to engage in energy risk management activities to manage the utility's cost of gas supply. As required by SFAS No. 133, the Company recognizes all derivatives as either assets or liabilites on the balance sheet. Under order of the APSC, any gains or losses, including gains or losses resulting from the fair value measurement of derivative instruments associated with Alagasco's energy risk management activities, are passed through to customers using the mechanisms of the GSA rider. As of December 31, 2000, Alagasco had no outstanding derivative instruments.

4.  RECENT PRONOUNCEMENTS OF THE FASB

On October 1, 2000, the Company adopted SFAS No. 133, as amended, which established new accounting and reporting standards for derivative instruments (see Note 3).

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

6.  SEGMENT INFORMATION

The Company is principally engaged in two business segments: the purchase, distribution and sale of natural gas in central and north Alabama (natural gas distribution) and the acquisition, development, exploration and production of oil and gas in the continental United States (oil and gas operations).


Three  months  ended December 31,       2000             1999
(in  thousands)


Operating revenues
 Natural gas distribution              $119,126        $85,426
 Oil and gas operations                  56,771         43,583

   Total                               $175,897       $129,009

Operating income (loss)
 Natural gas distribution               $ 8,592        $ 9,350
 Oil and gas operations                  19,572         10,332
 Eliminations and corporate expenses       (448)          (288)

   Total                                $27,716        $19,394



(in thousands)                   December 31, 2000  September 30, 2000


Identifiable assets
 Natural gas distribution              $538,549        $471,282
 Oil and gas operations                 699,185         738,424
 Eliminations and other                 (11,560)         (6,665)

   Total                             $1,226,174      $1,203,041


7.  RECONCILIATION OF EARNINGS PER SHARE


(in thousands,                  Three months ended         Three months ended
 except per share amounts)      December  31,  2000         December 31, 1999

                                             Per Share                 Per Share
                             Income   Shares   Amount    Income  Shares  Amount

Basic EPS                   $13,719   30,535  $ 0.45    $ 9,136  30,033  $ 0.30

Effect of Dilutive Securities
 Long-range performance shares            94                        121
 Stock options                           240                        138


Diluted EPS                $ 13,719   30,869  $ 0.44    $ 9,136  30,292  $ 0.30

8.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following:

                                               Three months ended
(in thousands)                                 December 31, 2000


Net income                                         $ 13,719
Other comprehensive loss
 Unrealized loss on cash flow hedges, net of tax    (70,917)

Comprehensive Loss                                 $(57,198)


Accumulated other comprehensive income (loss) consisted of the following:

                                               Accumulated Other
(in thousands)                            Comprehensive Income (Loss)

Balance, September 30, 2000                         $    --
Transition adjustment on cash flow
 hedging activities, net of tax                     (55,416)
Current  period  change in fair value
 of derivative  instruments, net of tax             (33,303)
Reclassification adjustment, net of tax              17,802

Balance, December 31, 2000                         $(70,917)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Energen's net income totaled $13.7 million ($0.44 per diluted share) for the three months ended December 31, 2000, and compared favorably to net income of $9.1 million ($0.30 per diluted share) recorded in the same period last year. Excluding a non-cash charge of $1.2 million after-tax, or $0.04 cents per diluted share, under Statement of Financial Accounting Standards (SFAS) No. 133, Energen's earnings increased 63.4 percent to total $14.9 million ($0.48 per diluted share). Energen Resources Corporation, Energen's oil and gas subsidiary, realized net income of $11.1 million in the current fiscal quarter, excluding the SFAS No. 133 charge, as compared with $4.6 million in the same period last year largely as a result of significantly increased realized sales prices for oil, natural gas and natural gas liquids. Energen's natural gas utility, Alagasco, reported net income of $4.0 million in the first quarter; this $0.6 million decrease from the same period last year was due primarily to the timing of operations and maintenance expense (O&M).

As discussed more fully in Note 3, the Company adopted SFAS No. 133 effective October 1, 2000. Hedge and swap contracts for a small portion of Energen's fiscal year 2001 natural gas and oil production did not meet the definition of cash flow hedges under SFAS No. 133. As a result, the net unrealized losses for the associated contracts were recorded as a non-cash after-tax loss of $1.2 million for the quarter. Compliance with this facet of SFAS No. 133 is not expected to affect the Company's fiscal year earnings as the Company anticipates physical sales to offset the gain or loss on the derivative instrument during the year.

Natural Gas Distribution
Natural gas distribution revenues increased $33.7 million for the quarter primarily due to an increase in the commodity cost of gas, which is recovered from customers through the Gas Supply Adjustment (GSA) rider, as well as to an increase in weather-related sales volumes. Alagasco's rate schedules contain a GSA rider which permits the pass-through of gas price fluctuations to customers. Weather that was 30.2 percent colder than the same period last year contributed to a 21.9 percent increase in residential sales volumes and a 19.1 percent increase in small commercial and industrial customer sales volumes. Transportation volumes decreased 19.6 percent primarily due to the closing of a steel manufacturing plant and curtailments of interruptible customers. Significantly higher commodity gas prices along with increased gas purchase volumes contributed to an 82.2 percent increase in cost of gas for the quarter. Alagasco calculates a temperature adjustment to certain customers' bills on a real-time basis to substantially remove the effect of departures from normal temperature on Alagasco's earnings. The customers to whom the temperature adjustment applies are primarily residential, small commercial and small industrial.

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

O&M expense increased 6.1 percent in the current quarter primarily due to increases in distribution system operating costs, liquified natural gas maintenance expense and labor related costs. A slight increase in depreciation expense for the quarter primarily was due to normal growth of the utility's distribution system. Taxes other than income primarily reflected various state and local business taxes as well as payroll-related taxes. State and local business taxes generally are based on gross receipts and fluctuate accordingly.

Oil and Gas Operations
Revenues from oil and gas operations rose 30.3 percent to $56.8 million for the three months ended December 31, 2000, largely as a result of significantly higher commodity prices. In the first fiscal quarter, realized gas prices increased 27 percent to $2.96 per Mcf, while realized oil prices increased 44.5 percent to $22.69 per barrel. Natural gas liquids prices increased 50.8 percent to an average price of $20.68 per barrel for the quarter.

For the quarter, natural gas production decreased 2.9 percent  to
11.9 Bcf and oil volumes decreased 3.6 percent to 560 MBbl, while production of natural gas liquids increased 16.4 percent to 398 MBbl. Natural gas comprised approximately 70 percent of Energen Resources' production for the current quarter.

Energen Resources enters into derivative commodity instruments to hedge its exposure to the impact of price fluctuations on oil and gas production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange (NYMEX) and over-the-counter swaps and basis hedges with major energy derivative product specialists. All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. As of December 31, 2000, Energen Resources had entered into contracts and swaps for 28.5 Bcf of its fiscal year 2001 gas production at an average NYMEX price of $3.00 per Mcf, 678 MBbl of its oil production at an average NYMEX price of $25.75 per barrel and 150 MBbl of oil production with a collar price of $20.00 to $25.24 per barrel. Energen Resources also had basin-specific hedges in place for 150 MBbl of oil at an average contract price of $23.53 per barrel. In addition, the Company had hedged the basis difference on 1.6 Bcf of its fiscal year 2001 gas production. Realized prices are anticipated to be lower than NYMEX prices due to basis difference and other factors.

For fiscal 2002, Energen Resources had entered into contracts and swaps for 9.3 Bcf of its gas production at an average NYMEX price of $3.84 per Mcf and had basin-specific hedges in place for 3.6 Bcf of gas production at an average contract price of $4.30 per Mcf. The Company had also hedged the basis difference on 6 Bcf of its fiscal 2002 gas production. For fiscal 2003, Energen Resources entered into basin-specific contracts and swaps for 1.9 Bcf of its gas production at an average contract price of $3.77 per Mcf. For fiscal 2004 and 2005, Energen Resources entered into contracts and swaps for 1.8 Bcf and 1.6 Bcf of its gas production at an average NYMEX price of $3.77 per Mcf and $3.75 per Mcf, respectively.

In addition to the derivatives described above, the Company has three-way pricing, physical sales contracts in place for approximately 23 percent of its estimated gas production in fiscal year 2002. These contracts provide for Energen Resources to receive a basin-specific weighted average price between $2.82 and $3.94 per Mcf. If the market price falls between $2.40 and $2.82 per Mcf, Energen Resources will receive $2.82 per Mcf. If the market price falls below $2.40 per Mcf, Energen Resources will receive the market price plus a premium of $0.33-$0.45, depending on the contracts. In fiscal year 2003, the Company has three-way pricing, physical sales contracts in place for approximately 17 percent of its estimated gas production. These contracts provide for Energen Resources to receive a basin-specific weighted average price between $2.72 and $3.94 per Mcf. If the market price falls between $2.40 and $2.72 per Mcf, Energen Resources will receive $2.72 per Mcf. If the market price falls below $2.40 per Mcf, Energen Resources will receive the market price plus a premium of $0.23-$0.35, depending on the contracts.

Energen Resources, in the ordinary course of business, may be involved in the sale of both developed and undeveloped non-strategic properties. Gains or losses on the sale of such properties are included in operating revenues. Energen Resources recorded pre-tax gains of $0.8 million on the sale of various properties for the current quarter. There were no material sales of property reported in the prior first fiscal quarter.

O&M expense increased $2.4 million for the quarter. Lease operating expenses increased by $2.7 million for the quarter primarily due to higher operational costs and increased well count. Exploration expense was lower by $0.3 million primarily due to the timing of exploratory efforts.

Energen Resources had a $1.6 million decrease in depreciation, depletion and amortization (DD&A) for the quarter. The average depletion rate for the quarter decreased to $0.68 as compared to $0.77 for the same period last year primarily due to an increase in the reserve base driven by higher commodity prices as well as properties with lower average depletion rates having more production as compared to the prior period.

Energen  Resources'  expense for taxes other  than  income  taxes primarily  reflected  production-related taxes  which  were  $3.3 million higher this quarter largely as a result of the increased market prices of natural gas, oil and natural gas liquids.

Non-Operating Items
Interest expense for the Company increased $0.8 million in the current quarter primarily due to $150 million of medium-term notes (MTNs) issued in December 2000 partially offset by the repayment of the majority of the debt issued under the Company's short-term credit facilities.

The  Company's  effective  tax rates  are  lower  than  statutory
federal   tax   rates  primarily  due  to  the   recognition   of
nonconventional fuels tax credits and the amortization of investment tax credits. Nonconventional fuels tax credits are generated annually on qualified production through December 31, 2002. These credits are expected to be recognized fully in the financial statements, and effective tax rates are expected to continue to remain lower than statutory federal rates through fiscal year 2003. Income tax expense increased in the current quarter primarily as a result of higher consolidated pretax income. The estimated effective tax rate utilized in computing year-to-date income tax expense reflects an expected financial recognition of $13.4 million of nonconventional fuels tax credits for fiscal year 2001.

FINANCIAL POSITION AND LIQUIDITY

Cash flow from operations for the current year-to-date was $20.7 million compared to $1.1 million in the same period in the prior year. Operating cash flow in the current quarter benefited from significantly higher realized oil, gas and natural gas liquids prices at Energen Resources. Working capital needs at Alagasco were affected by colder-than-normal weather and increased gas costs resulting in higher accounts receivables, accounts payable and deferred gas costs. Other working capital items, which primarily are the result of changes in throughput and timing of payments, combined to create the remaining changes.

The Company had a net investment of $14.0 million through the three months ended December 31, 2000, primarily in the addition of property, plant and equipment. Energen Resources invested $10.1 million in capital expenditures year-to-date primarily related to the development of oil and gas properties. Utility capital expenditures totaled $10.1 million year-to-date and primarily represented normal system distribution expansion and support facilities. The Company had cash proceeds of $6.0 million resulting from the sale of certain properties during the quarter.

The net cash provided by financing activities totaled $1.0 million year-to-date. The Company issued $150 million of long-term debt redeemable December 15, 2010. The 7.625 percent MTNs were priced at 99.199 percent to yield 7.742 percent. The $147.8 million in proceeds were used to repay borrowings under Energen's short-term credit facilities incurred to finance Energen Resources' acquisition strategy.

FUTURE CAPITAL RESOURCES AND LIQUIDITY

The Company plans to continue to implement its diversified growth strategy that focuses on expanding Energen Resources' oil and gas operations through the acquisition and exploitation of producing properties with development potential while building on the strength of the Company's utility foundation. The primary objective of this strategy, adopted in fiscal year 1996, is to realize average compound EPS growth of 10 percent a year over each rolling five-year period. In the first five fiscal years under this strategy, Energen's EPS grew at an average compound rate of 14.7 percent a year.

Energen's management believes the United States is in the early stages of a multi-year period of sustained average natural gas prices  in excess of $3 per  year.  Such  sustained  natural  gas prices  will  have  a dramatic  impact on Energen's  earnings and
cash   flows  from  operations.  Energen's  management  plans  to utilize commodity price-driven increases in cash flows to help finance Energen Resources' acquisition and exploitation strategy and to help reduce Energen's debt-to-total capitalization ratio to 50 percent over the next five years. To finance Energen Resources' investment program, the Company will continue to utilize its short-term credit facilities to supplement internally generated cash flow, with long-term debt providing permanent financing. In December 2000, the Company issued $150 million of Series B MTNs, the proceeds from which where used to repay short-term debt. During fiscal year 1999, Energen increased its available short-term credit facilities to $249 million to help accommodate its growth plans.

In fiscal year 2001, Energen Resources plans to invest approximately $125 million, including $50 million in property acquisitions and $60 million in exploitation activities. Energen Resources' exploratory exposure in fiscal 2001 is estimated to be $6 million, along with an additional $7 million in associated development. Capital investment at Energen Resources in fiscal year 2002 is expected to approximate $175 million for acquisitions, $42 million for exploitation and $13 million for exploration and related development. Energen Resources' capital investment for oil and gas activities over the five-year period ending September 30, 2005, is estimated to range from $950 million to $1 billion. During this period, the Company expects to issue approximately $100 million in additional long-term debt to replace short-term obligations and provide permanent financing for its acquisition strategy. Energen Resources' continued ability to invest in property acquisitions will be influenced significantly by industry trends, as the producing property acquisition market historically has been cyclical. From time to time, Energen Resources also may be engaged in negotiations to sell, trade or otherwise dispose of properties.

During fiscal year 2001, Alagasco plans to invest approximately $57 million in utility capital expenditures for normal distribution and support systems including approximately $20 million for revenue-producing facilities and $3 million for remaining replacement costs of its liquifaction equipment. Alagasco also maintains an investment in storage gas which is expected to average approximately $36 million in 2001. Alagasco plans to invest approximately $55 million in utility capital expenditures during fiscal year 2002. The utility anticipates funding these capital requirements through internally generated capital and the utilization of short-term credit facilities. Over the Company's five-year planning period ending September 30, 2005, Alagasco anticipates capital investments of approximately $275 million and may issue $50 million in long-term debt to replace short-term financing and supplement internally generated cash flow.

Energen is expected to generate EPS growth of 25 to 30 percent in fiscal year 2001. Energen's earnings estimates for fiscal year 2001 are based on planning assumptions that its unhedged gas production will receive an average NYMEX price of $3 per Mcf and that its unhedged oil production will receive an average NYMEX price of $25 per barrel. The price for natural gas liquids is assumed to average approximately $16.80 per barrel. For the remainder of fiscal year 2001, Energen Resources estimates that a $1 per barrel change in oil prices from the $25 per barrel assumption, together with a corresponding change in the price of natural gas liquids, will have an approximate $0.5 million effect on net income. Similarly, a 10-cent per Mcf change in gas prices from the $3 per Mcf assumption is estimated to have a $0.2 million effect on net income.

In fiscal year 2002, Energen is expected to generate earnings of $2.50 to $2.60 per diluted share. Energen's earnings estimates for fiscal year 2002 are based on planning assumptions that its unhedged gas production will receive an average NYMEX price of $3.10 per Mcf and that its unhedged oil production will receive an average NYMEX price of $24 per barrel. The price for natural gas liquids is assumed to average approximately $16.20 per barrel. In fiscal year 2002, Energen Resources estimates that a $1 per barrel change in oil prices from the $24 per barrel assumption, together with a corresponding change in the price of natural gas liquids, will have an approximate $1.75 million effect on net income. Similarly, a 10-cent per Mcf change in gas prices from the $3.10 per Mcf assumption, up to $3.94 per Mcf, is estimated to have a $2.0 million effect on net income. Every 10-cents per Mcf change in gas prices above $3.94 per Mcf is estimated to have a $1.4 million effect on net income.

Forward-Looking Statements and Risks
Certain statements in this report, express expectations of future plans, objectives and performance of the Company and its subsidiaries, and constitute forward-looking statements made pursuant to the Safe Harbor provision of the Private Securities Litigation Reform Act of 1995. Except as otherwise disclosed, the Company's forward-looking statements do not reflect the impact of possible or pending acquisitions, divestitures or restructurings. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. All statements based on future expectations rather than on historical facts are forward-looking statements that are dependent on certain events, risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, economic and competitive conditions, inflation rates, legislative and regulatory changes, financial market conditions, future business decisions, and other uncertainties, all of which are difficult to predict. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures. The total amount or or timing of actual future production may vary significantly from reserves and production estimates. In the event Energen Resources, the Company's oil and gas subsidiary, is unable to fully invest its planned acquisition, development and exploratory expenditures, future operating revenues, production, and proved reserves could be negatively affected.The drilling of development and exploratory wells can involve significant risks, including those related to timing, success rates and cost overruns and these risks can be affected by lease and rig availability, complex geology and other factors. Although Energen Resources makes use of futures, swaps and fixed-price contracts to mitigate risk, fluctuations in future oil and gas prices could affect materially the Company's financial position and results of operation; furthermore, such risk mitigation activities may cause the Company's financial position and results of operations to be materially different from results that would have been obtained had such risk mitigation activities not occurred. In addition, the Company cannot guarantee the absence of errors in input data, calculations and formulas used in its estimates, assumptions and forecasts.

OTHER

Recent Pronouncements of the FASB
On October 1, 2000, the Company adopted SFAS No. 133, as amended, which established new accounting and reporting standards for derivative instruments (see Note 3).

SELECTED SEGMENT DATA
ENERGEN CORPORATION
(Unaudited)

Three months ended December 31,
(dollars in thousands,                       2000       1999
 except sales price data)
Natural Gas Distribution
Operating revenues
 Residential                               $77,475     $54,724
 Commercial and industrial - small          31,036      20,200
 Transportation                              9,516       9,275
 Other                                       1,099       1,227

   Total                                   $119,126    $85,426

Gas delivery volumes (MMcf)
 Residential                                 7,230       5,930
 Commercial and industrial - small           3,337       2,803
 Transportation                             13,851      17,219

   Total                                    24,418      25,952

Other data
 Depreciation and amortization             $ 7,554     $ 7,017
 Capital expenditures                      $10,126     $ 9,617
 Operating income                          $ 8,592     $ 9,350

Oil and Gas Operations
Operating revenues
 Natural gas                               $35,317     $28,688
 Oil                                        12,708       9,114
 Natural gas liquids                         8,235       4,682
 Other                                         511       1,099

   Total                                   $56,771     $43,583

Sales volumes
 Natural gas (MMcf)                         11,947      12,297
 Oil (MBbl)                                    560         581
 Natural gas liquids (MBbl)                    398         342
Average sales price
 Natural gas (Mcf)                         $  2.96     $  2.33
 Oil (barrel)                              $ 22.69     $ 15.70
 Natural gas liquids (barrel)              $ 20.68     $ 13.71
Other data
 Depreciation, depletion and amortization  $12,385     $14,027
 Capital expenditures                      $10,087     $11,595
 Exploration expenditures                  $ 1,085     $ 1,403
 Operating income                          $19,572     $10,332

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

The  Company  adopted Statement of Financial Accounting  Standard
(SFAS) No. 133 (subsequently amended by SFAS Nos. 137 and 138), Accounting for Derivative Instruments and Hedging Activities, on October 1, 2000. This statement requires all derivatives to be recognized on the balance sheet and measured at fair value. If a derivative is designated as a cash flow hedge, the Company is required to measure the effectiveness of the hedge, or the degree that the gain (loss) for the hedging instrument offsets the loss
(gain)  on  the  hedged  item,  at  each  reporting  period.  The effective portion of the gain or loss on the derivative instrument is recognized in other comprehensive income as a component of equity and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of a derivative's change in fair value is required to be recognized in earnings immediately. Derivatives that do not qualify for hedge treatment under SFAS No. 133 must be recorded at fair value with gains or losses recognized in earnings in the period of change.

Energen Resources Corporation, Energen's oil and gas subsidiary, periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on oil and gas production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange (NYMEX) and over-the-counter swaps and basis hedges with major energy derivative product specialists. The Company has identified certain oil and gas derivatives which qualify as cash flow hedges under SFAS No. 133.

Effective October 1, 2000, the Company reclassified deferred hedging losses of $55.4 million, net of tax, included in the consolidated balance sheet at September 30, 2000, as a cumulative-
effect-type   transition   adjustment   to   accumulated    other
comprehensive income as a component of equity in accordance with SFAS No. 133. During the twelve-month period ending September 30, 2001, the Company expects to reclassify into earnings contract settlements of $51.4 million, net of tax, with the
remaining   transition  adjustment  reclassified  into   earnings
through September 2002.

As of December 31, 2000, $68.2 million, net of tax, of deferred net losses on derivative instruments recorded in accumulated other comprehensive earnings are expected to be reclassified to earnings during the next twelve-month period. Gains and losses on derivative instruments that are not accounted for as hedge transactions, as well as the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges, are included in operating revenues in the consolidated financial statements. The Company recorded an after-tax loss of $1.2 million for the three-months ended December 31, 2000, for the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges. Also, Energen Resources had
1.3 Bcf of gas hedges at an average NYMEX price of $7.71 per Mcf and 120 MBbl of oil swaps at an average NYMEX price of $27.82 per barrel as of December 31, 2000, which did not meet the definition of cash flow hedges under SFAS No. 133; accordingly, the net unrealized losses for the associated contracts have been recorded as an after-tax loss of $1.2 million for the quarter. The Company expects to have physical sales to offset these gains or losses during the 2001 fiscal year. These derivative instruments are considered by management to be solid economic hedges with any related volatility of interim financial results due to technical compliance with SFAS 133.

All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness in hedging the exposure to the hedged transaction's variability in cash flows attributable to the hedged risk will be assessed. Both at the inception of the hedge and on an ongoing basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company discontinues hedge accounting if a derivative is not determined to be highly effective as a hedge or it has ceased to be a highly effective hedge. The maximum term over which Energen Resources is hedging exposures to the variability of cash flows is through September 30, 2005.

On December 4, 2000, the APSC authorized Alagasco to engage in energy risk management activities to manage the utility's cost of gas supply. As required by SFAS No. 133, the Company recognizes all derivatives as either assets or liabilites on the balance sheet. Under order of the APSC, any gains or losses, including gains or losses resulting from the fair value measurement of derivative instruments associated with Alagasco's energy risk management activities, are passed through to customers using the mechanisms of the GSA rider. As of December 31, 2000, Alagasco had no outstanding derivative instruments.


PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.  At the annual meeting of shareholders held on January 24,
    2001, Energen  shareholders  elected   the   following
    Directors to serve for three year terms expiring in 2004:

          Director          Votes cast for      Votes withheld
     Stephen D. Ban           25,137,519            138,405
     Julian W. Banton         25,131,519            144,405
     T. Michael Goodrich      25,131,491            144,433
     Wm. Michael Warren, Jr.  25,136,231            139,693


b. At the annual meeting of shareholders held on January 24
   2001, Energen shareholders elected the following Director to serve for a two year term expiring in 2003:

         Director           Votes cast for      Votes withheld
     Stephen A. Snider        25,131,519            144,405


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   None

b. Reports on Form 8-K

   Form   8-K   dated  December  13,  2000,  reporting  Energen's
   Consolidated Ratios of Earnings to Fixed Charges for the years ended September 30, 2000, 1999, 1998, 1997 and 1996.

                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ENERGEN CORPORATION
                                         ALABAMA GAS CORPORATION


        February 13, 2001           By   /s/ Wm. Michael Warren, Jr.
                                    Wm. Michael Warren, Jr.
                                    Chairman, President and Chief
                                    Executive Officer of Energen,
                                    Chairman and Chief Executive
                                    Officer of Alabama Gas Corporation


        February 13, 2001           By   /s/ G. C. Ketcham
                                    G. C. Ketcham
                                    Executive Vice President, Chief
                                    Financial Officer and Treasurer of
                                    Energen and Alabama Gas Corporation



        February 13, 2001           By   /s/ Grace B. Carr
                                    Grace B. Carr
                                    Controller of Energen



        February 13, 2001           By   /s/ Paula H. Rushing
                                    Paula H. Rushing
                                    Vice President-Finance of
                                    Alabama Gas Corporation