Form 10-Q
period 2001-03-31
ENERGEN CORP; ALABAMA GAS CORP
filed 2001-05-15
CIK 277595, 3146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2001

OR

|  |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

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

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of May 11, 2001:

Energen Corporation	$0.01 par value	30,899,713 shares
Alabama Gas Corporation	$0.01 par value	1,972,052 shares

ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

TABLE OF CONTENTS

		Page

PART I: FINANCIAL INFORMATION (Unaudited)

Item 1.	Financial Statements
	(a) Consolidated Statements of Income of Energen Corporation	3
	(b) Consolidated Balance Sheets of Energen Corporation	4
	(c) Consolidated Statements of Cash Flows of Energen Corporation	6
	(d) Statements of Income of Alabama Gas Corporation	7
	(e) Balance Sheets of Alabama Gas Corporation	8
	(f) Statements of Cash Flows of Alabama Gas Corporation	10
	(g) Notes to Unaudited Financial Statements	11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
	Selected Business Segment Data of Energen Corporation	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

	PART II: OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 6.	Exhibits and Reports on Form 8-K	24

SIGNATURES		25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
ENERGEN CORPORATION
(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands, except per share data)	2001	2000	2001	2000
Operating Revenues
Natural gas distribution	$ 270,286	$ 158,548	$ 389,412	$ 243,974
Oil and gas operations	63,194	48,908	119,965	92,491

Total operating revenues	333,480	207,456	509,377	336,465

Operating Expenses
Cost of gas	174,136	71,270	241,319	107,918
Operations and maintenance	46,264	42,506	91,714	83,864
Depreciation, depletion and amortization	20,551	21,693	40,490	42,737
Taxes, other than income taxes	23,809	15,623	39,418	26,188

Total operating expenses	264,760	151,092	412,941	260,707

Operating Income	68,720	56,364	96,436	75,758

Other Income (Expense)
Interest expense	(10,606)	(9,247)	(20,846)	(18,685)
Other, net	345	321	1,008	773

Total other expense	(10,261)	(8,926)	(19,838)	(17,912)

Income Before Income Taxes	58,459	47,438	76,598	57,846
Income tax expense	11,467	6,272	15,887	7,544

Net Income	$ 46,992	$ 41,166	$ 60,711	$ 50,302

Diluted Earnings Per Average Common Share	$ 1.52	$ 1.36	$ 1.97	$ 1.66

Basic Earnings Per Average Common Share	$ 1.53	$ 1.37	$ 1.99	$ 1.67

Dividends Per Common Share	$ 0.17	$ 0.165	$ 0.34	$ 0.33

Diluted Average Common Shares Outstanding	30,997	30,364	30,881	30,334

Basic Average Common Shares Outstanding	30,662	30,129	30,562	30,081

The accompanying Notes are an integral part of these financial statements.
CONSOLIDATED BALANCE SHEETS
ENERGEN CORPORATION

	March 31, 2001	September 30, 2000
(in thousands)	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$ 6,508	$ 3,823
Accounts receivable, net of allowance for doubtful accounts of $7,391 at March 31, 2001, and $6,681 at September 30, 2000	136,591	93,362
Inventories, at average cost
Storage gas inventory	34,464	36,437
Materials and supplies	9,949	8,535
Liquified natural gas in storage	2,948	3,267
Deferred gas costs	19,403	3,556
Amounts due from customers	27,468	-
Deferred income taxes	36,742	17,830
Prepayments and other	3,594	88,626

Total current assets	277,667	255,436

Property, Plant and Equipment
Oil and gas properties, successful efforts method	769,185	713,766
Less accumulated depreciation, depletion and amortization	185,393	165,447
Oil and gas properties, net	583,792	548,319
Utility plant	731,722	709,004
Less accumulated depreciation	367,731	353,997
Utility plant, net	363,991	355,007
Other property, net	4,825	4,503

Total property, plant and equipment, net	952,608	907,829

Other Assets
Deferred income taxes	21,224	22,782
Deferred charges and other	11,173	16,994

Total other assets	32,397	39,776

TOTAL ASSETS	$ 1,262,672	$ 1,203,041

The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
ENERGEN CORPORATION

	March 31, 2001	September 30, 2000
(in thousands, except share data)	(Unaudited)

CAPITAL AND LIABILITIES
Current Liabilities
Long-term debt due within one year	$ 14,072	$ 18,648
Notes payable to bank	36,000	168,000
Accounts payable	145,059	133,005
Accrued taxes	37,676	25,312
Customers' deposits	16,777	15,512
Amounts due customers	4,091	14,914
Accrued wages and benefits	22,128	24,256
Other	45,655	37,702

Total current liabilities	321,458	437,349

Deferred Credits and Other Liabilities
Other	8,684	10,900

Total deferred credits and other liabilities	8,684	10,900

Commitments and Contingencies	-	-

Capitalization
Preferred stock, cumulative $0.01 par value, 5,000,000 shares authorized	-	-
Common shareholders' equity
Common stock, $0.01 par value; 75,000,000 shares authorized, 30,822,086 shares outstanding at March 31, 2001, and 30,350,802 shares outstanding at September 30, 2000	308	304
Premium on capital stock	225,345	213,582
Capital surplus	2,802	2,802
Retained earnings	235,850	185,561
Accumulated other comprehensive loss	(31,658)	-
Deferred compensation on restricted stock	(1,503)	-
Deferred compensation plan	5,930	4,965
Treasury stock, at cost (167,995 shares at March 31, 2001, and 239,306 shares at September 30, 2000)	(5,930)	(6,354)

Total common shareholders' equity	431,144	400,860
Long-term debt	501,386	353,932

Total capitalization	932,530	754,792

TOTAL CAPITAL AND LIABILITIES	$ 1,262,672	$ 1,203,041

The accompanying Notes are an integral part of these financial statements.
CONSOLIDATED STATEMENTS OF CASH FLOWS
ENERGEN CORPORATION
(Unaudited)

Six months ended March 31, (in thousands)	2001	2000

Operating Activities
Net income	$ 60,711	$ 50,302
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation, depletion and amortization	40,490	42,737
Deferred income taxes	2,353	(9,007)
Deferred investment tax credits	(224)	(224)
Gain on sale of assets	(884)	(874)
Net change in:
Accounts receivable	(42,980)	(4,656)
Inventories	878	1,199
Deferred gas costs	(15,847)	(2,700)
Accounts payable	43,690	(11,968)
Other current assets and liabilities	(17,589)	(1,209)
Other, net	2,924	(855)

Net cash provided by operating activities	73,522	62,745

Investing Activities
Additions to property, plant and equipment	(88,941)	(51,208)
Proceeds from sale of assets	6,042	1,408
Other, net	(550)	(444)

Net cash used in investing activities	(83,449)	(50,244)

Financing Activities
Payment of dividends on common stock	(10,423)	(9,929)
Issuance of common stock	13,157	6,009
Purchase of treasury stock	-	(2,519)
Reduction of long-term debt	(5,946)	(1,033)
Proceeds from issuance of long-term debt	147,824	-
Payment of note payable issued to purchase U.S. Treasury securities	-	(140,917)
Net change in short-term debt	(132,000)	(4,083)

Net cash provided by (used in) financing activities	12,612	(152,472)

Net change in cash and cash equivalents	2,685	(139,971)
Cash and cash equivalents at beginning of period	3,823	145,390

Cash and Cash Equivalents at End of Period	$ 6,508	$ 5,419

The accompanying Notes are an integral part of these financial statements.
STATEMENTS OF INCOME
ALABAMA GAS CORPORATION
(Unaudited)

Three months ended				Six months ended
March 31,				March 31,
(in thousands)	2001	2000	2001	2000
Operating Revenues	$ 270,286	$ 158,548	$ 389,412	$ 243,974

Operating Expenses
Cost of gas	174,736	71,613	242,415	108,751
Operations and maintenance	26,648	25,602	53,485	50,895
Depreciation	7,647	7,120	15,201	14,137
Income taxes
Current	14,651	17,851	17,539	20,739
Deferred, net	158	(2,810)	(524)	(3,126)
Deferred investment tax credits, net	(112)	(112)	(224)	(224)
Taxes, other than income taxes	16,382	11,001	24,846	17,629

Total operating expenses	240,110	130,265	352,738	208,801

Operating Income	30,176	28,283	36,674	35,173

Other Income (Expense)
Allowance for funds used during construction	492	192	1,026	316
Other, net	(266)	32	(307)	103

Total other income	226	224	719	419

Interest Charges
Interest on long-term debt	2,067	2,136	4,190	4,271
Other interest expense	1,002	316	1,830	646

Total interest charges	3,069	2,452	6,020	4,917

Net Income	$ 27,333	$ 26,055	$ 31,373	$ 30,675

The accompanying Notes are an integral part of these financial statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION

	March 31, 2001	September 30, 2000
(in thousands)	(Unaudited)

ASSETS
Property, Plant and Equipment
Utility plant	$ 731,722	$ 709,004
Less accumulated depreciation	367,731	353,997

Utility plant, net	363,991	355,007

Other property, net	228	241

Current Assets
Cash and cash equivalents	3,865	866
Accounts receivable
Gas	91,461	48,300
Merchandise	1,466	2,192
Other	2,020	1,472
Allowance for doubtful accounts	(6,800)	(5,800)
Inventories, at average cost
Storage gas inventory	34,464	36,437
Materials and supplies	5,616	5,400
Liquified natural gas in storage	2,948	3,267
Deferred gas costs	19,403	3,556
Amounts due from customers	27,468	-
Deferred income taxes	12,326	12,360
Prepayments and other	2,094	3,438

Total current assets	196,331	111,488

Deferred Charges and Other Assets	4,212	4,546

TOTAL ASSETS	$ 564,762	$ 471,282

The accompanying Notes are an integral part of these financial statements.
BALANCE SHEETS
ALABAMA GAS CORPORATION

	March 31, 2001	September 30, 2000
(in thousands, except share data)	(Unaudited)

CAPITAL AND LIABILITIES
Capitalization
Common shareholder's equity
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,972,052 shares outstanding at March 31, 2001, and September 30, 2000	$ 20	$ 20
Premium on capital stock	31,682	31,682
Capital surplus	2,802	2,802
Retained earnings	190,919	164,767

Total common shareholder's equity	225,423	199,271
Cumulative preferred stock, $0.01 par value, 120,000 shares authorized, issuable in series-$4.70 Series	-	-
Long-term debt	115,000	115,000

Total capitalization	340,423	314,271

Current Liabilities
Long-term debt due within one year	-	4,650
Notes payable to banks	36,000	20,500
Accounts payable
Trade	59,799	39,376
Affiliated	32.246	1,156
Accrued taxes	36,084	21,621
Customers' deposits	16,777	15,512
Amounts due customers	4,091	14,914
Accrued wages and benefits	10,818	9,221
Other	9,630	10,230

Total current liabilities	205,445	137,180

Deferred Credits and Other Liabilities
Deferred income taxes	15,914	15,938
Accumulated deferred investment tax credits	1,541	1,765
Regulatory liability	688	1,352
Customer advances for construction and other	751	776

Total deferred credits and other liabilities	18,894	19,831

Commitments and Contingencies	-	-

TOTAL CAPITAL AND LIABILITIES	$ 564,762	$ 471,282

The accompanying Notes are an integral part of these financial statements.
STATEMENTS OF CASH FLOWS
ALABAMA GAS CORPORATION
(Unaudited)

Six months ended March 31, (in thousands)	2001	2000

Operating Activities
Net income	$ 31,373	$ 30,675
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	15,201	14,137
Deferred income taxes, net	(524)	(3,126)
Deferred investment tax credits	(224)	(224)
Net change in:
Accounts receivable	(41,983)	(16,466)
Inventories	2,076	1,893
Deferred gas costs	(15,847)	(2,700)
Accounts payable	20,423	(2,662)
Other current assets and liabilities	(20,053)	5,196
Other, net	(1,016)	(441)

Net cash provided by (used in) operating activities	(10,574)	26,282

Investing Activities
Additions to property, plant and equipment	(23,081)	(24,434)
Other, net	(65)	336

Net cash used in investing activities	(23,146)	(24,098)

Financing Activities
Reduction of long-term debt	(4,650)	-
Net advances from affiliates	31,090	8
Dividends	(5,221)	-
Net change in short-term debt	15,500	-

Net cash provided by financing activities	36,719	8

Net change in cash and cash equivalents	2,999	2,192
Cash and cash equivalents at beginning of period	866	533

Cash and Cash Equivalents at End of Period	$ 3,865	$ 2,725

The accompanying Notes are an integral part of these financial statements.

 NOTES TO UNAUDITED FINANCIAL STATEMENTS

ENERGEN CORPORATION AND ALABAMA GAS CORPORATION

1. BASIS OF PRESENTATION

All adjustments to the unaudited financial statements that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods have been recorded. Such adjustments consisted of normal recurring items. The unaudited financial statements and notes should be read in conjunction with the financial statements and notes thereto for the years ended September 30, 2000, 1999, and 1998, included in the 2000 Annual Report of Energen Corporation (the Company) on Form 10-K. Certain reclassifications were made to conform prior years' financial statements to the current-quarter presentation. The Company's natural gas distribution business is seasonal in character and influenced by weather conditions. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year.

2. REGULATORY

As an Alabama utility, Alabama Gas Corporation (Alagasco) is subject to regulation by the Alabama Public Service Commission (APSC) which, in 1983, established the Rate Stabilization and Equalization (RSE) rate-setting process. RSE was extended with modifications in 1990, 1987 and 1985. On October 7, 1996, RSE was extended, without change through January 1, 2002. Under the terms of that extension, RSE will continue after January 1, 2002, unless, after notice to the Company and a hearing, the Commission votes to either modify or discontinue its operation. Under RSE as extended, the APSC conducts quarterly reviews to determine, based on Alagasco's projections and fiscal year-to-date performance, whether Alagasco's return on average equity for the fiscal year will be within the allowed range of 13.15 percent to 13.65 percent. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each fiscal year, effective December 1, and cannot exceed 4 percent of prior-year revenues. RSE limits the utility's equity upon which a return is permitted to 60 percent of total capitalization and provides for certain cost control measures designed to monitor Alagasco's operations and maintenance (O&M) expense. If the change in O&M expense per customer falls within 1.25 percentage points above or below the Consumer Price Index For All Urban Customers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. Under RSE as extended, a $9.1 million and a $4.5 million annual increase in revenues became effective December 1, 2000 and 1999, respectively.

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

The APSC approved an Enhanced Stability Reserve (ESR), beginning fiscal year 1998, to which Alagasco may charge the full amount of: (1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one or a combination of two such events results in more than $200,000 of additional O&M expense during a fiscal year; or (2) individual industrial and commercial customer revenue losses that exceed $250,000 during the fiscal year, if such losses cause Alagasco's return on equity to fall below 13.15 percent. The APSC approved the ESR reserve in the amount of $3.9 million; the maximum approved funding level is $4 million. Following a year in which a charge against the ESR is made, the APSC provides for accretions to the ESR of no more than $40,000 monthly until the maximum funding level is achieved.

In accordance with APSC-directed regulatory accounting procedures, Alagasco in 1989 began returning to customers excess utility deferred taxes which resulted from a reduction in the federal statutory tax rate from 46 percent to 34 percent using the average rate assumption method. This method provides for the return to ratepayers of excess deferred taxes over the lives of the related assets. In 1993 those excess taxes were reduced as a result of a federal tax rate increase from 34 percent to 35 percent. Remaining excess utility deferred taxes are being returned to ratepayers over approximately 10 years. At March 31, 2001, and September 30, 2000, a regulatory liability related to income taxes of $0.7 million and $1.4 million, respectively, was included in the consolidated financial statements.

As of November 1, 1998, Alagasco offered a Voluntary Early Retirement Program to certain eligible employees. The APSC allowed these costs to be amortized over a three-year period. As of March 31, 2001, and September 30, 2000, a regulatory asset of $0.7 million and $1.2 million, respectively, was included in the consolidated financial statements for costs associated with this early retirement program.

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

Effective October 1, 2000, the Company reclassified deferred hedging losses of $55.4 million, net of tax, included in the consolidated balance sheet at September 30, 2000, as a cumulative-effect-type transition adjustment to accumulated other comprehensive income as a component of equity in accordance with SFAS No. 133. During the twelve-month period ending September 30, 2001, the Company expects to reclassify into earnings contract settlements of $51.4 million, net of tax, with the remaining transition adjustment reclassified into earnings through September 2002.

As of March 31, 2001, $28.8 million, net of tax, of deferred net losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified to earnings during the next twelve-month period. Gains and losses on derivative instruments that are not accounted for as hedge transactions, as well as the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges, are included in operating revenues in the consolidated financial statements. The Company recorded an after-tax loss of $1.5 million for the current three-months ended and a $2.6 million after-tax loss year-to-date for the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges. Also, Energen Resources recorded an after-tax gain of $1.6 million for the quarter and a $0.4 million after-tax gain year-to-date on contracts which did not meet the definition of cash flow hedges under SFAS No. 133. As of March 31, 2001, the Company had 105 MBbl of oil swaps at an average NYMEX price of $28.15 per barrel which did not meet the definition of a cash flow hedge. These derivative instruments are considered by management to be solid economic hedges with any related volatility of interim financial results due to technical compliance with SFAS 133.The Company expects to have physical sales to offset these gains or losses during the 2001 fiscal year. As of March 31, 2001, the Company had $20.2 million included in deferred income taxes on the consolidated balance sheet related to other comprehensive income.

As of March 31, 2001, Energen Resources had entered into contracts and swaps for 18.1 Bcf of its remaining fiscal year 2001 gas production at an average NYMEX price of $2.77 per Mcf, 396 MBbl of its oil production at an average NYMEX price of $26.77 per barrel and 150 MBbl of oil production with a collar price of $20.00 to $25.24 per barrel. Energen Resources also had basin-specific hedges in place for 150 MBbl of oil at an average contract price of $23.53 per barrel. In addition, the Company had hedged the basis difference on 10.9 Bcf of its remaining fiscal year 2001 gas production. Realized prices are anticipated to be lower than NYMEX prices due to basis difference and other factors. Subsequent to March 31, 2001, Energen Resources entered into additional swaps for fiscal year 2001, resulting in a total of 576 MBbl of oil production at an average contract price of $27.30 per barrel for fiscal year 2001.

For fiscal 2002, Energen Resources had entered into swaps for 9.3 Bcf of its gas production at an average NYMEX price of $3.84 per Mcf and had basin-specific hedges in place for 3.6 Bcf of gas production at an average contract price of $4.30 per Mcf. The Company had also hedged the basis difference on 6 Bcf of its fiscal 2002 gas production. Subsequent to March 31, 2001, Energen Resources entered into additional swaps for fiscal year 2002, resulting in an additional 0.8 Bcf of gas production hedged at a collar price of $4.25 to $6.15 per Mcf. Production estimates for fiscal year 2002 total 76.4 Bcfe, including 51 Bcf of gas, 2.6 MMBbl of oil and 1.6 MMBbl of natural gas liquids. For fiscal 2003, Energen Resources entered into basin-specific swaps for 1.9 Bcf of its gas production at an average contract price of $3.77 per Mcf. For fiscal 2004 and 2005, Energen Resources entered into swaps for 1.8 Bcf and 1.6 Bcf of its gas production at an average NYMEX price of $3.77 per Mcf and $3.75 per Mcf, respectively.

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

On December 4, 2000, the APSC authorized Alagasco to engage in energy risk management activities to manage the utility's cost of gas supply. As required by SFAS No. 133, the Company recognizes all derivatives as either assets or liabilities on the balance sheet. Under order of the APSC, any gains or losses, including gains or losses resulting from the fair value measurement of derivative instruments associated with Alagasco's energy risk management activities, are passed through to customers using the mechanisms of the GSA rider. As of March 31, 2001, Alagasco had no outstanding derivative instruments.

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

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands)	2001	2000	2001	2000
Operating revenues
Natural gas distribution	$ 270,286	$ 158,548	$ 389,412	$ 243,974
Oil and gas operations	63,194	48,908	119,965	92,491
Total	$ 333,480	$ 207,456	$ 509,377	$ 336,465
Operating income (loss)
Natural gas distribution	$ 44,873	$ 43,212	$ 53,465	$ 52,562
Oil and gas operations	24,210	13,478	43,782	23,810
Eliminations and corporate expenses	(363)	(326)	(811)	(614)
Total	$ 68,720	$ 56,364	$ 96,436	$ 75,758

(in thousands)	March 31, 2001	September 30, 2000
Identifiable assets
Natural gas distribution	$ 564,762	$ 471,282
Oil and gas operations	704,898	738,424
Eliminations and other	(6,988)	(6,665)
Total	$ 1,262,672	$ 1,203,041

6. RECONCILIATION OF EARNINGS PER SHARE

	Three months ended			Three months ended
(in thousands, except per share amounts)	March 31, 2001			March 31, 2000
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$ 46,992	30,662	$ 1.53	$ 41,166	30,129	$ 1.37
Effect of Dilutive Securities
Long-range performance shares		103			137
Stock options		224			98
Restricted stock		8			-

Diluted EPS	$ 46,992	30,997	$ 1.52	$ 41,166	30,364	$ 1.36

	Six months ended			Six months ended
(in thousands, except per share amounts)	March 31, 2001			March 31, 2000
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$ 60,711	30,562	$ 1.99	$ 50,302	30,081	$ 1.67
Effect of Dilutive Securities
Long-range performance shares		100			144
Stock options		212			109
Restricted stock		7			-

Diluted EPS	$ 60,711	30,881	$ 1.97	$ 50,302	30,334	$ 1.66

7. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following:
	Three months ended	Six months ended
(in thousands)	March 31, 2001	March 31, 2001

Net Income	$ 46,992	$ 60,711
Other comprehensive income (loss)
Unrealized gain (loss) on cash flow hedges, net of tax of $25.1 million and $20.2 million, respectively	39,259	(31,658)

Comprehensive Income	$ 86,251	$ 29,053

Accumulated other comprehensive income (loss) consisted of the following:
Accumulated Other
(in thousands)	Comprehensive Income (Loss)

Balance September 30, 2000	$ -
Transition adjustment on cash flow hedging activities, net of tax of $35.4 million	(55,416)
Current period change in fair value of derivative instruments, net of tax of $11.6 million	(18,072)
Reclassification adjustment, net of tax of $26.7 million	41,830

Balance March 31, 2001	$ (31,658)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Energen's net income totaled $47 million ($1.52 per diluted share) for the three months ended March 31, 2001, and compared favorably to net income of $41.2 million ($1.36 per diluted share) recorded in the same period last year. Energen Resources Corporation, Energen's oil and gas subsidiary, realized net income of $19.8 million in the current fiscal quarter as compared with $15.2 million in the same period last year primarily as a result of significantly higher realized sales prices for oil, natural gas and natural gas liquids. Energen's natural gas utility, Alagasco, was influenced by significantly colder weather and higher natural gas prices during the just completed winter. Alagasco reported net income of $27.3 million in the second quarter of 2001 as compared to $26.1 million in the same period last year primarily reflecting the utility's ability to earn on an increased level of equity representing investment in utility plant.

For the 2001 fiscal year-to-date, Energen's net income totaled $60.7 million ($1.97 per diluted share) compared with $50.3 million ($1.66 per diluted share) for the same period in the prior year. Energen Resources' net income increased significantly during the period totaling $29.7 million compared with $19.8 million of net income for the first six months of fiscal 2000. Higher realized commodity prices continued to drive the performance of Energen Resources, partially offset by the impact of lower production levels. Alagasco's earnings increased $0.7 million in the current year-to-date to $31.4 million as the utility earned on an increased level of equity in its distribution system.

Natural Gas Distribution

Natural gas distribution revenues increased $111.7 million for the quarter and $145.4 million on a year-to-date basis primarily due to an increase in the commodity cost of gas, which is recovered from customers through the Gas Supply Adjustment (GSA) rider, as well as to an increase in weather-related sales volumes. Natural gas commodity purchase costs increased 208.3 percent and 170.8 percent for the quarter and year-to-date, respectively. For the quarter, weather that was 27.9 percent colder than the same period last year contributed to a 21.9 percent increase in residential sales volumes and a 21.5 percent increase in small commercial and industrial customer sales volumes. Transportation volumes decreased 23.7 percent primarily due to the prior-year closing of a steel manufacturing plant, current-period price related alternate fuel use and reduced consumption resulting from an economic slowdown during the current period. For the year-to-date, weather that was 28.5 percent colder than the same period last year contributed to a 21.9 percent increase in residential sales volumes and a 20.7 increase in small commercial and industrial customers sales volumes. For the same reasons that influenced the quarter, large transportation customers had a 21.6 percent decrease in throughput. Significantly higher commodity gas costs along with increased gas purchase volumes contributed to a 144 percent increase in the cost of gas for the quarter and a 122.9 percent increase year-to-date. The GSA rider in Alagasco's rate schedule provides for a pass-through of gas price fluctuations to customers without markup. Alagasco calculates a temperature adjustment to certain customers' bills on a real-time basis to substantially remove the effect of departures from normal temperatures. As a result, Alagasco's temperature adjustment mechanism largely negated the impact of temperature variances on the Company's earnings. The customers to whom the temperature adjustment applies primarily are residential, small commercial and small industrial.

As discussed more fully in Note 2, Alagasco is subject to regulation by the Alabama Public Service Commission (APSC). On October 7, 1996, the APSC issued an order extending the Company's current rate-setting mechanism through January 1, 2002. Under the terms of that extension, RSE will continue after January 1, 2002, unless, after notice to the Company and a hearing, the Commission votes to either modify or discontinue its operation.

Operations and maintenance (O&M) expense increased 4.1 percent in the current quarter and 5.1 percent for the year-to-date primarily due to increased bad debt expense, distribution system operating costs and labor-related costs partially offset by reduced marketing costs. A slight increase in depreciation expense in the current quarter and year-to-date primarily was due to normal growth of the utility's distribution system. Taxes other than income taxes primarily reflected various state and local business taxes as well as payroll-related taxes. State and local business taxes generally are based on gross receipts and fluctuate accordingly.

 Oil and Gas Operations

Revenues from oil and gas operations rose 29.2 percent to $63.2 million for the three months ended March 31, 2001, and 29.7 percent to $120 million for the year-to-date largely as a result of significantly higher commodity prices. In the second fiscal quarter, realized gas prices increased 56.4 percent to $3.77 per Mcf, while realized oil prices increased 35 percent to $23 per barrel. Natural gas liquids prices increased 32.3 percent to an average price of $21.42 per barrel. For the year-to-date, realized gas prices increased 37.1 percent to $3.25 per Mcf, realized oil prices increased 40.1 percent to $22.97 per barrel and natural gas liquids prices increased 40.3 percent to an average price of $21 per barrel.

Natural gas production in the second quarter decreased 10.5 percent to 11.5 Bcf, oil volumes declined 21.2 percent to 490 MBbl and natural gas liquids decreased 16.1 percent to 296 MBbl primarily due to normal production declines and certain property acquisition/swap adjustments. For the year-to-date, natural gas production decreased 6.8 percent to 23.4 Bcf and oil volumes decreased 12.7 percent to 1,050 MBbl primarily for the same reasons as indicated above. Natural gas liquids production remained stable at 694 MBbl. Natural gas comprised approximately 70 percent of Energen Resources' production for the current quarter and the year-to-date.

Energen Resources enters into derivative commodity instruments to hedge its exposure to the impact of price fluctuations on oil and gas production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange (NYMEX) and over-the-counter swaps and basis hedges with major energy derivative product specialists. All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. As of March 31, 2001, Energen Resources had entered into contracts and swaps for 18.1 Bcf of its remaining fiscal year 2001 gas production at an average NYMEX price of $2.77 per Mcf, 396 MBbl of its oil production at an average NYMEX price of $26.77 per barrel and 150 MBbl of oil production with a collar price of $20.00 to $25.24 per barrel. Energen Resources also had basin-specific hedges in place for 150 MBbl of oil at an average contract price of $23.53 per barrel. In addition, the Company had hedged the basis difference on 10.9 Bcf of its remaining fiscal year 2001 gas production. Realized prices are anticipated to be lower than NYMEX prices due to basis difference and other factors. Subsequent to March 31, 2001, Energen Resources entered into additional swaps for fiscal year 2001, resulting in a total of 576 MBbl of oil production at an average contract price of $27.30 per barrel for fiscal year 2001.

For fiscal 2002, Energen Resources had entered into swaps for 9.3 Bcf of its gas production at an average NYMEX price of $3.84 per Mcf and had basin-specific hedges in place for 3.6 Bcf of gas production at an average contract price of $4.30 per Mcf. The Company had also hedged the basis difference on 6 Bcf of its fiscal 2002 gas production. Subsequent to March 31, 2001, Energen Resources entered into additional swaps for fiscal year 2002, resulting in an additional 0.8 Bcf of gas production hedged at a collar price of $4.25 to $6.15 per Mcf. Production estimates for fiscal year 2002 total 76.4 Bcfe, including 51 Bcf of gas, 2.6 MMBbl of oil and 1.6 MMBbl of natural gas liquids. For fiscal 2003, Energen Resources entered into basin-specific swaps for 1.9 Bcf of its gas production at an average contract price of $3.77 per Mcf. For fiscal 2004 and 2005, Energen Resources entered into swaps for 1.8 Bcf and 1.6 Bcf of its gas production at an average NYMEX price of $3.77 per Mcf and $3.75 per Mcf, respectively.

In addition to the derivatives described above, the Company has three-way pricing, physical sales contracts in place for 13.4 Bcf of its estimated gas production in fiscal year 2002. These contracts provide for Energen Resources to receive a basin-specific weighted average price between $2.82 and $3.94 per Mcf. If the market price falls between $2.40 and $2.82 per Mcf, Energen Resources will receive $2.82 per Mcf. If the market price falls below $2.40 per Mcf, Energen Resources will receive the market price plus a premium of $0.33-$0.45, depending on the contracts. In fiscal year 2003, the Company has three-way pricing, physical sales contracts in place for 11.9 Bcf of its estimated gas production. These contracts provide for Energen Resources to receive a basin-specific weighted average price between $2.72 and $3.94 per Mcf. If the market price falls between $2.40 and $2.72 per Mcf, Energen Resources will receive $2.72 per Mcf. If the market price falls below $2.40 per Mcf, Energen Resources will receive the market price plus a premium of $0.23-$0.35, depending on the contracts.

Energen Resources, in the ordinary course of business, may be involved in the sale of developed and undeveloped non-strategic properties. Gains or losses on the sale of such properties are included in operating revenues. There were no material sales of property reported in the current fiscal quarter. Energen Resources recorded a pre-tax gain of $730,000 for the prior second fiscal quarter on the sale of various properties and a pre-tax gain of $859,000 in the current year-to-date as compared to $730,000 in the same period last year.

O&M expense increased $2.7 million for the quarter and $5.1 million for the year-to-date. Lease operating expenses increased by $3.5 million for the quarter and $6.1 million for the year-to-date primarily due to higher operational costs. Exploration expense was lower by $1 million and $1.3 million for the quarter and year-to-date, respectively, primarily due to decreased exploratory efforts.

Energen Resources had a $1.7 million decrease in depreciation, depletion and amortization (DD&A) for the quarter and a $3.3 million decrease year-to-date primarily due to an increase in the reserve base driven by higher commodity prices as well as decreased production as compared to the prior year. The average depletion rate for the second quarter was $0.71 as compared to $0.77 for the same period last year. For the year-to-date, the average depletion rate was $0.70 as compared to $0.77 in the prior fiscal period.

Energen Resources' expense for taxes other than income taxes primarily reflected production-related taxes which were $2.7 million higher this quarter and $6 million higher for the year-to-date primarily as a result of the significantly increased market prices of natural gas, oil and natural gas liquids.

Non-Operating Items

Interest expense for the Company increased $1.4 million in the quarter and $2.2 million year-to-date. Influencing the increase in interest expense for the current quarter and year-to-date is $150 million of medium-term notes (MTNs) issued in December 2000 to repay borrowings under Energen's short-term credit facilities incurred with the growth at Energen Resources.

The Company's effective tax rates are lower than statutory federal tax rates primarily due to the recognition of nonconventional fuels tax credits and the amortization of investment tax credits. Nonconventional fuels tax credits are generated annually on qualified production through December 31, 2002, and are expected to be recognized fully in the financial statements.

Income tax expense increased in quarter and year-to-date comparisons as a result of higher consolidated pretax income and lower nonconventional fuels tax credits of $2.3 million this quarter and $2.5 million year-to-date. Decreased nonconventional fuels tax credits largely were due to the timing of the recognition on an interim basis. The estimated effective tax rate utilized in computing year-to-date income tax expense reflects an expected financial recognition of $13.4 million of nonconventional fuels tax credits for fiscal year 2001.

FINANCIAL POSITION AND LIQUIDITY

Cash flow from operations for the current year-to-date was $73.5 million compared to $62.7 million in the same period in the prior year. Operating cash flow in the current year-to-date benefited from significantly higher realized oil, gas and natural gas liquids prices at Energen Resources. Working capital needs at Alagasco were affected by colder-than-normal weather and increased gas costs resulting in higher accounts receivables, accounts payable and deferred gas costs. Other working capital items, which primarily are the result of changes in throughput and timing of payments, combined to create the remaining changes.

The Company had a net investment of $83.4 million through the six months ended March 31, 2001, primarily in the addition of property, plant and equipment. Energen Resources invested $65.8 million in capital expenditures year-to-date in the acquisition and development of oil and gas properties, including $30.4 million for a property acquisition in the Permian Basin anticipated to generate approximately 1 Bcfe of oil and natural gas liquids production in fiscal 2001. Utility capital expenditures totaled $24.2 million year-to-date and represented system distribution expansion and support facilities. The Company had cash proceeds of $6.0 million resulting from the sale of certain properties during the fiscal year-to-date.

The Company provided $12.6 million year-to-date for financing activities. In December 2000, the Company issued $150 million of long-term debt redeemable December 15, 2010. The 7.625 percent MTNs were priced at 99.199 percent to yield 7.742 percent. The $147.8 million in proceeds were used to repay borrowings under Energen's short-term credit facilities incurred to finance Energen Resources' acquisition strategy.

FUTURE CAPITAL RESOURCES AND LIQUIDITY

The Company plans to continue to implement its diversified growth strategy that focuses on expanding Energen Resources' oil and gas operations through the acquisition and exploitation of producing properties with development potential while building on the strength of the Company's utility foundation. The primary objective of this strategy, implemented beginning with fiscal year 1996, is to realize average compound EPS growth of 10 percent a year over each rolling five-year period. In the first five fiscal years under this strategy, Energen's EPS grew at an average compound rate of 14.7 percent a year.

Energen's management plans to utilize commodity price-driven increases in cash flows to help finance Energen Resources' acquisition and exploitation strategy and to help reduce Energen's debt-to-total capitalization ratio to 50 percent over the next five years. To finance Energen Resources' investment program, the Company will continue to utilize its short-term credit facilities to supplement internally generated cash flow, with long-term debt providing permanent financing. In December 2000, the Company issued $150 million of Series B MTNs, the proceeds from which where used to repay short-term debt. Energen has available short-term credit facilities of $250 million to help accommodate its growth plans.

In fiscal year 2001, Energen Resources plans to invest approximately $130 million, including $30.4 million for the property acquisition in the Permian Basin and $96 million in exploitation activities. Energen Resources' exploratory exposure in fiscal 2001 is estimated to be $2 million. Capital investment at Energen Resources in fiscal year 2002 is expected to approximate $175 million for acquisitions, $55 million for exploitation and $10 million for exploration and related development. Energen Resources' capital investment for oil and gas activities over the five-year period ending September 30, 2005, is estimated to range from $950 million to $1 billion. During this period, the Company expects to issue approximately $100 million in additional long-term debt to replace short-term obligations and provide permanent financing for Energen Resources' acquisition strategy. Energen Resources' continued ability to invest in property acquisitions will be influenced significantly by industry trends, as the producing property acquisition market historically has been cyclical. From time to time, Energen Resources also may be engaged in negotiations to sell, trade or otherwise dispose of properties.

During fiscal year 2001, Alagasco plans to invest approximately $57 million in utility capital expenditures for normal distribution and support systems including approximately $20 million for revenue-producing facilities and $3 million for remaining replacement costs of its liquifaction equipment. Alagasco also maintains an investment in storage gas which is expected to average approximately $41 million in 2001. During the latter half of fiscal 2001, Alagasco may issue $75 million to $100 million in long-term debt to replace short-term financing and supplement internally generated cash flow. Alagasco plans to invest approximately $58 million in utility capital expenditures during fiscal year 2002. The utility anticipates funding these capital requirements through internally generated capital and the utilization of short-term credit facilities. Over the Company's five-year planning period ending September 30, 2005, Alagasco anticipates capital investments of approximately $265 million.

Energen expects to realize earnings in fiscal year 2001 of approximately $2.35 per diluted share. This estimate includes the Company's expectation that Alagasco's earnings will fall below earlier projections due primarily to reduced consumption by LC&I customers related to alternate fuel use and an economic slowdown. For fiscal year 2001, management expects Alagasco to earn a 12.4 percent return on average equity at fiscal year end of approximately $212 million. Energen's earnings estimates for the remainder of fiscal year 2001 also are based on assumptions that Energen Resources' unhedged gas production will receive an average NYMEX price of $5.25 per Mcf and that its unhedged oil production will receive an average NYMEX price of $26 per barrel. The price for natural gas liquids is assumed to average approximately $17.60 per barrel. For the remainder of fiscal year 2001, Energen Resources estimates that a $1 per barrel change in oil prices from the $26 per barrel assumption, together with a corresponding change in the price of natural gas liquids, will have an approximate $400,000 effect on net income. Similarly, a 10-cents per Mcf change in gas prices from the $5.25 per Mcf assumption is estimated to have a $150,000 effect on net income.

In fiscal year 2002, Energen could generate earnings of approximately $3.00 per diluted share. Energen's earnings estimates for fiscal year 2002 are based on assumptions that Energen Resources' unhedged gas production will receive an average NYMEX price of $4.25 per Mcf and that its unhedged oil production will receive an average NYMEX price of $25 per barrel. The price for natural gas liquids is assumed to average approximately $16.88 per barrel. In fiscal year 2002, Energen Resources estimates that a $1 per barrel change in oil prices from the $25 per barrel assumption, together with a corresponding change in the price of natural gas liquids, will have an approximate $2 million effect on net income. Similarly, a 10-cents per Mcf change in gas prices from the $4.25 per Mcf assumption is estimated to have a $1 million effect on net income for fiscal year 2002.

Forward-Looking Statements and Risks

Certain statements in this report express expectations of future plans, objectives and performance of the Company and its subsidiaries, and constitute forward-looking statements made pursuant to the Safe Harbor provision of the Private Securities Litigation Reform Act of 1995. Except as otherwise disclosed, the Company's forward-looking statements do not reflect the impact of possible or pending acquisitions, divestitures or restructurings. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. All statements based on future expectations rather than on historical facts are forward-looking statements that are dependent on certain events, risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, economic and competitive conditions, inflation rates, legislative and regulatory changes, financial market conditions, future business decisions, and other uncertainties, all of which are difficult to predict. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserve and production estimates. In the event Energen Resources is unable to fully invest its planned acquisition, development and exploratory expenditures, future operating revenues, production, and proved reserves could be negatively affected. The drilling of development and exploratory wells can involve significant risks, including those related to timing, success rates and cost overruns and these risks can be affected by lease and rig availability, complex geology and other factors. Although Energen Resources makes use of futures, swaps and fixed-price contracts to mitigate risk, fluctuations in future oil and gas prices could affect materially the Company's financial position and results of operation; furthermore, such risk mitigation activities may cause the Company's financial position and results of operations to be materially different from results that would have been obtained had such risk mitigation activities not occurred. In addition, the Company cannot guarantee the absence of errors in input data, calculations and formulas used in its estimates, assumptions and forecasts.

SELECTED BUSINESS SEGMENT DATA
ENERGEN CORPORATION
(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
(in thousands, except sales price data)	2001	2000	2001	2000
Natural Gas Distribution
Operating revenues
Residential	$ 189,457	$ 108,132	$ 266,933	$ 162,856
Commercial and industrial - small	70,500	37,868	101,536	58,069
Transportation	9,213	10,783	18,729	20,058
Other	1,116	1,765	2,214	2,991
Total	$ 270,286	$ 158,548	$ 389,412	$ 243,974

Gas delivery volumes (MMcf)
Residential	16,875	13,838	24,105	19,767
Commercial and industrial - small	6,676	5,496	10,014	8,299
Transportation	13,061	17,129	26,912	34,348
Total	36,612	36,463	61,031	62,414

Other data
Depreciation and amortization	$ 7,647	$ 7,120	$ 15,201	$ 14,137
Capital expenditures	$ 14,115	$ 14,999	$ 24,240	$ 24,616
Operating income	$ 44,873	$ 43,212	$ 53,465	$ 52,562

Oil and Gas Operations
Operating revenues
Natural gas	$ 43,233	$ 30,880	$ 76,141	$ 59,568
Oil	11,264	10,603	24,112	19,717
Natural gas liquids	6,329	5,712	14,564	10,394
Other	2,368	1,713	5,148	2,812
Total	$ 63,194	$ 48,908	$ 119,965	$ 92,491

Sales Volumes
Natural gas (MMcf)	11,466	12,810	23,413	25,108
Oil (MBbl)	490	622	1,050	1,203
Natural gas liquids (MBbl)	296	353	694	694
Average sales price
Natural gas (Mcf)	$ 3.77	$ 2.41	$ 3.25	$ 2.37
Oil (barrel)	$ 23.00	$ 17.04	$ 22.97	$ 16.39
Natural gas liquids (barrel)	$ 21.42	$ 16.19	$ 21.00	$ 14.97
Other data
Depreciation, depletion and amortization	$ 12,904	$ 14,573	$ 25,289	$ 28,600
Capital expenditures	$ 55,714	$ 14,893	$ 65,801	$ 26,487
Exploration expenditures	$ 179	$ 1,151	$ 1,264	$ 2,554
Operating income	$ 24,210	$ 13,478	$ 43,782	$ 23,810

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

Effective October 1, 2000, the Company reclassified deferred hedging losses of $55.4 million, net of tax, included in the consolidated balance sheet at September 30, 2000, as a cumulative-effect-type transition adjustment to accumulated other comprehensive income as a component of equity in accordance with SFAS No. 133. During the twelve-month period ending September 30, 2001, the Company expects to reclassify into earnings contract settlements of $51.4 million, net of tax, with the remaining transition adjustment reclassified into earnings through September 2002.

As of March 31, 2001, $28.8 million, net of tax, of deferred net losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified to earnings during the next twelve-month period. Gains and losses on derivative instruments that are not accounted for as hedge transactions, as well as the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges, are included in operating revenues in the consolidated financial statements. The Company recorded an after-tax loss of $1.5 million for the current three-months ended and a $2.6 million after-tax loss year-to-date for the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges. Also, Energen Resources recorded an after-tax gain of $1.6 million for the quarter and a $0.4 million after-tax gain year-to-date on contracts which did not meet the definition of cash flow hedges under SFAS No. 133. As of March 31, 2001, the Company had 105 MBbl of oil swaps at an average NYMEX price of $28.15 per barrel which did not meet the definition of a cash flow hedge. These derivative instruments are considered by management to be solid economic hedges with any related volatility of interim financial results due to technical compliance with SFAS 133. The Company expects to have physical sales to offset these gains or losses during the 2001 fiscal year. As of March 31, 2001, the Company had $20.2 million included in deferred income taxes on the consolidated balance sheet related to other comprehensive income.

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

On December 4, 2000, the APSC authorized Alagasco to engage in energy risk management activities to manage the utility's cost of gas supply. As required by SFAS No. 133, the Company recognizes all derivatives as either assets or liabilities on the balance sheet. Under order of the APSC, any gains or losses, including gains or losses resulting from the fair value measurement of derivative instruments associated with Alagasco's energy risk management activities, are passed through to customers using the mechanisms of the GSA rider. As of March 31, 2001, Alagasco had no outstanding derivative instruments.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information with respect to the annual meeting of shareholders held on January 24, 2001, is reported in Item 4 of Energen Corporation 10-Q for the three months ended December 31, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

None

b. Reports on Form 8-K

No reports on Form 8-K were filed for the three months ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGEN CORPORATION
ALABAMA GAS CORPORATION

May 14, 2001	By /s/ Wm. Michael Warren, Jr.
Wm. Michael Warren, Jr.
Chairman, President and Chief Executive
Officer of Energen, Chairman and Chief
Executive Officer of Alabama Gas
Corporation

May 14, 2001	By /s/ G. C. Ketcham
G. C. Ketcham
Executive Vice President, Chief
Financial Officer and Treasurer of
Energen and Alabama Gas Corporation

May 14, 2001	By /s/ Grace B. Carr
Grace B. Carr
Controller of Energen

May 14, 2001	By /s/ Paula H. Rushing
Paula H. Rushing
Vice President-Finance of Alabama Gas
Corporation

(This page intentionally left blank.)