Form 10-Q
period 2003-03-31
ENERGEN CORP; ALABAMA GAS CORP
filed 2003-05-14
CIK 277595, 3146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549 FORM 10-Q
|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2003
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

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of May 12, 2003

Energen Corporation	$0.01 par value	34,936,342 shares
Alabama Gas Corporation	$0.01 par value	1,972,052 shares

ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003

TABLE OF CONTENTS

		Page

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
	(a) Consolidated Statements of Income of Energen Corporation	3
	(b) Consolidated Balance Sheets of Energen Corporation	4
	(c) Consolidated Statements of Cash Flows of Energen Corporation	6
	(d) Statements of Income of Alabama Gas Corporation	7
	(e) Balance Sheets of Alabama Gas Corporation	8
	(f) Statements of Cash Flows of Alabama Gas Corporation	10
	(g) Notes to Unaudited Financial Statements	11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
	Selected Business Segment Data of Energen Corporation	23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4.	Controls and Procedures.............................................................................	25

	PART II: OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 6.	Exhibits and Reports on Form 8-K	26

SIGNATURES		27
CERTIFICATIONS		28

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
ENERGEN CORPORATION
(Unaudited)
	Three months ended
	March 31,
(in thousands, except per share data)	2003	2002
Operating Revenues
Oil and gas operations	$ 88,972	$ 45,464
Natural gas distribution	221,139	196,524
Total operating revenues	310,111	241,988

Operating Expenses
Cost of gas	111,972	96,148
Operations and maintenance	51,171	44,904
Depreciation, depletion and amortization	28,956	23,449
Taxes, other than income taxes	21,534	16,506
Total operating expenses	213,633	181,007
Operating Income	96,478	60,981

Other Income (Expense)
Interest expense	(10,822)	(10,669)
Accretion expense	(494)	(379)
Other income	3,120	3,576
Other expense	(3,089)	(3,515)
Total other expense	(11,285)	(10,987)

Income From Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	85,193	49,994
Income tax expense	31,953	11,117
Income From Continuing Operations Before Cumulative Effect of Change in Accounting Principle	53,240	38,877

Discontinued Operations, net of taxes
Income from discontinued operations	756	25
Gain on disposal	585	-
Income From Discontinued Operations	1,341	25

Cumulative Effect of Change in Accounting Principle, net of taxes	-	(2,220)
Net Income	$ 54,581	$ 36,682

Diluted Earnings Per Average Common Share
Continuing Operations	$ 1.52	$ 1.24
Discontinued Operations	0.04	0.00
Cumulative effect of change in accounting principle	-	(0.07)
Net Income	$ 1.56	$ 1.17
Basic Earnings Per Average Common Share
Continuing Operations	$ 1.53	$ 1.25
Discontinued Operations	0.04	$ 0.00
Cumulative effect of change in accounting principle	-	(0.07)
Net Income	$ 1.57	$ 1.18
Dividends Per Common Share	$ 0.18	$ 0.175
Diluted Average Common Shares Outstanding	35,034	31,421
Basic Average Common Shares Outstanding	34,729	31,180

The accompanying Notes are an integral part of these financial statements.
CONSOLIDATED BALANCE SHEETS
ENERGEN CORPORATION
(Unaudited)

(in thousands)	March 31, 2003	December 31, 2002

ASSETS
Current Assets
Cash and cash equivalents	$ 6,775	$ 4,804
Accounts receivable, net of allowance for doubtful accounts of $10,254 at March 31, 2003, and $8,874 at December 31, 2002	149,551	100,946
Inventories, at average cost
Storage gas inventory	10,219	23,668
Materials and supplies	9,475	8,335
Liquified natural gas in storage	2,939	3,671
Deferred gas costs	9,826	21,040
Deferred income taxes	38,825	33,941
Prepayments and other	19,217	20,367

Total current assets	246,827	216,772

Property, Plant and Equipment
Oil and gas properties, successful efforts method	1,121,143	1,103,472
Less accumulated depreciation, depletion and amortization	277,937	269,616
Oil and gas properties, net	843,206	833,856
Utility plant	840,203	825,421
Less accumulated depreciation	417,064	408,165
Utility plant, net	423,139	417,256
Other property, net	5,539	5,691

Total property, plant and equipment, net	1,271,884	1,256,803

Other Assets
Deferred income taxes	6,941	16,333
Assets held-for-sale	9,558	-
Regulatory asset	14,744	14,744
Deferred charges and other	26,136	26,239

Total other assets	57,379	57,316

TOTAL ASSETS	$ 1,576,090	$ 1,530,891

The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
ENERGEN CORPORATION
(Unaudited)

(in thousands, except share data)	March 31, 2003	December 31, 2002

CAPITAL AND LIABILITIES
Current Liabilities
Long-term debt due within one year	$ 23,000	$ 23,000
Notes payable to banks	65,000	113,000
Accounts payable	144,595	103,964
Accrued taxes	51,907	27,936
Customers' deposits	17,913	17,404
Amounts due customers	-	8,458
Accrued wages and benefits	17,799	23,652
Regulatory liability	12,419	23,814
Other	46,663	34,710

Total current liabilities	379,296	375,938

Deferred Credits and Other Liabilities
Asset retirement obligation	25,775	27,235
Minimum pension liability	25,825	25,825
Regulatory liability	1,383	1,468
Asset retirement obligation on assets held-for-sale	1,558	-
Other	2,608	4,661

Total deferred credits and other liabilities	57,149	59,189

Commitments and Contingencies

Capitalization
Preferred stock, cumulative $0.01 par value, 5,000,000 shares authorized	-	-
Common shareholders' equity
Common stock, $0.01 par value; 75,000,000 shares authorized, 34,893,919 shares outstanding at March 31, 2003, and 34,745,477 shares outstanding at December 31, 2002	349	347
Premium on capital stock	324,141	320,060
Capital surplus	2,802	2,802
Retained earnings	323,571	275,266
Accumulated other comprehensive loss, net of tax	(21,927)	(14,811)
Deferred compensation on restricted stock	(2,130)	(770)
Deferred compensation plan	12,413	10,348
Treasury stock, at cost (391,258 shares at March 31, 2003, and 358,228 shares at December 31, 2002)	(12,554)	(10,432)

Total common shareholders' equity	626,665	582,810
Long-term debt	512,980	512,954

Total capitalization	1,139,645	1,095,764

TOTAL CAPITAL AND LIABILITIES	$ 1,576,090	$ 1,530,891

The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
ENERGEN CORPORATION
(Unaudited)

Three months ended March 31, (in thousands)	2003	2002

Operating Activities
Net income	$ 54,581	$ 36,682
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation, depletion and amortization	29,437	24,849
Deferred income taxes	8,982	1,479
Deferred investment tax credits	(112)	(112)
Change in derivative fair value	1,620	(4,594)
Loss (gain) on sale of assets	(9,167)	422
Loss on properties held-for-sale	8,247	-
Cumulative effect of change in accounting principle, net of taxes	-	(2,220)
Net change in:
Accounts receivable	(48,605)	(12,560)
Inventories	13,041	32,354
Deferred gas costs	11,214	8,300
Accounts payable	26,687	(19,668)
Amounts due customers	(11,912)	(4,739)
Other current assets and liabilities	23,789	7,920
Other, net	(2,671)	4,098

Net cash provided by operating activities	105,131	72,211

Investing Activities
Additions to property, plant and equipment	(68,444)	(35,665)
Proceeds from sale of assets	15,460	140
Other, net	74	(152)

Net cash used in investing activities	(52,910)	(35,677)

Financing Activities
Payment of dividends on common stock	(6,275)	(5,466)
Issuance of common stock	4,319	2,400
Purchase of treasury stock	(294)	-
Reduction of long-term debt	-	(1,193)
Net change in short-term debt	(48,000)	(23,963)

Net cash used in financing activities	(50,250)	(28,222)

Net change in cash and cash equivalents	1,971	8,312
Cash and cash equivalents at beginning of period	4,804	6,482

Cash and Cash Equivalents at End of Period	$ 6,775	$ 14,794

The accompanying Notes are an integral part of these financial statements.

STATEMENTS OF INCOME
ALABAMA GAS CORPORATION
(Unaudited)

Three months ended March 31, (in thousands)	2003	2002
Operating Revenues	$ 221,139	$ 196,524

Operating Expenses
Cost of gas	112,564	96,442
Operations and maintenance	28,448	26,573
Depreciation	8,925	8,230
Income taxes
Current	19,503	18,391
Deferred, net	1,043	377
Deferred investment tax credits, net	(112)	(112)
Taxes, other than income taxes	14,002	12,468

Total operating expenses	184,373	162,369

Operating Income	36,766	34,155

Other Income (Expense)
Allowance for funds used during construction	323	213
Other income	1,241	1,288
Other expense	(1,323)	(1,425)

Total other income	241	76

Interest Charges
Interest on long-term debt	3,237	3,327
Other interest expense	323	362

Total interest charges	3,560	3,689

Net Income	$ 33,447	$ 30,542

The accompanying Notes are an integral part of these financial statements.
BALANCE SHEETS
ALABAMA GAS CORPORATION
(Unaudited)

(in thousands)	March 31, 2003	December 31, 2002

ASSETS
Property, Plant and Equipment
Utility plant	$ 840,203	$ 825,421
Less accumulated depreciation	417,064	408,165

Utility plant, net	423,139	417,256

Other property, net	841	842

Current Assets
Cash and cash equivalents	3,170	2,818
Accounts receivable
Gas	94,673	70,220
Merchandise	1,472	1,748
Other	4,675	656
Affiliated companies	48,762	-
Allowance for doubtful accounts	(9,600)	(8,200)
Inventories, at average cost
Storage gas inventory	10,219	23,668
Materials and supplies	5,700	5,049
Liquified natural gas in storage	2,939	3,671
Deferred gas costs	9,826	21,040
Deferred income taxes	19,533	20,093
Prepayments and other	10,667	18,314

Total current assets	202,036	159,077

Other Assets
Regulatory asset	14,744	14,744
Deferred charges and other	11,062	11,290

Total other assets	25,806	26,034

TOTAL ASSETS	$ 651,822	$ 603,209

The accompanying Notes are an integral part of these financial statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION
(Unaudited)

(in thousands, except share data)	March 31, 2003	December 31, 2002

CAPITAL AND LIABILITIES
Capitalization
Preferred stock, cumulative $0.01 par value, 120,000 shares authorized, issuable in series-$4.70 Series	$ -	$ -
Common shareholder's equity
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,972,052 shares outstanding at March 31, 2003, and December 31, 2002	20	20
Premium on capital stock	31,682	31,682
Capital surplus	2,802	2,802
Retained earnings	216,299	182,852

Total common shareholder's equity	250,803	217,356
Long-term debt	169,533	169,533

Total capitalization	420,336	386,889

Current Liabilities
Long-term debt due within one year	15,000	15,000
Notes payable to banks	-	13,000
Accounts payable
Trade	87,454	55,720
Affiliated companies	-	1,432
Accrued taxes	41,220	24,044
Customers' deposits	17,913	17,404
Amounts due customers	-	8,458
Accrued wages and benefits	3,420	5,710
Regulatory liability	12,419	23,814
Other	10,907	8,947

Total current liabilities	188,333	173,529

Deferred Credits and Other Liabilities
Deferred income taxes	21,305	20,747
Minimum pension liability	18,661	18,661
Accumulated deferred investment tax credits	644	756
Regulatory liability	1,383	1,468
Customer advances for construction and other	1,160	1,159

Total deferred credits and other liabilities	43,153	42,791

Commitments and Contingencies	-	-

TOTAL CAPITAL AND LIABILITIES	$ 651,822	$ 603,209

The accompanying Notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
ALABAMA GAS CORPORATION
(Unaudited)

Three months ended March 31, (in thousands)	2003	2002

Operating Activities
Net income	$ 33,447	$ 30,542
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	8,925	8,230
Deferred income taxes, net	1,043	377
Deferred investment tax credits	(112)	(112)
Net change in:
Accounts receivable	(26,796)	(15,114)
Inventories	13,530	32,169
Deferred gas costs	11,214	8,300
Accounts payable	31,735	10
Amounts due customers	(11,914)	(4,739)
Other current assets and liabilities	17,204	15,451
Other, net	(143)	(5,799)

Net cash provided by operating activities	78,133	69,315

Investing Activities
Additions to property, plant and equipment	(14,613)	(13,574)
Other, net	26	183

Net cash used in investing activities	(14,587)	(13,391)

Financing Activities
Net advances to affiliates	(50,194)	(26,141)
Reduction of long-term debt	-	(121)
Net change in short-term debt	(13,000)	(19,000)

Net cash used in financing activities	(63,194)	(45,262)

Net change in cash and cash equivalents	352	10,662
Cash and cash equivalents at beginning of period	2,818	3,372

Cash and Cash Equivalents at End of Period	$ 3,170	$ 14,034

The accompanying Notes are an integral part of these financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS ENERGEN CORPORATION AND ALABAMA GAS CORPORATION

1. BASIS OF PRESENTATION

The unaudited financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002, the three months ended December 31, 2001, and the years ended September 30, 2001 and 2000, included in the 2002 Annual Report of Energen Corporation (the Company) and Alabama Gas Corporation (Alagasco) on Form 10-K. On December 5, 2001, the Board of Directors of the Company approved a change in the Company's fiscal year end from September 30 to December 31, effective January 1, 2002. A transition report was filed on Form 10-Q for the period October 1, 2001, to December 31, 2001. Alagasco is on a September 30 fiscal year for rate-setting purposes (rate year) and reports on a calendar year for the Securities and Exchange Commission and all other financial accounting reporting purposes. The Company's natural gas distribution business is seasonal in character and influenced by weather conditions. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year.

The quarterly information has been revised to reflect the adoption in 2002 of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." Upon adoption of SFAS No. 143 the Company was required to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and capitalize an equal amount as the cost of the asset as of January 1, 2002. Upon initial application of the Statement, a cumulative effect of a change in accounting principle of $2.2 million after-tax was required in order to recognize a liability for any existing asset retirement obligations. On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that gains and losses from the sale of certain oil and gas properties and write-downs of certain properties held-for-sale be reported as discontinued operations, with income or loss from operations of the associated properties reported as income or loss from discontinued operations in the current and prior periods. All other adjustments to the unaudited financial statements that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods have been recorded. Such adjustments consisted of normal recurring items. Certain reclassifications were made to conform prior years' financial statements to the current-quarter presentation.

  STOCK-BASED COMPENSATION

The Company adopted the fair value recognition provisions of SFAS No. 123 (as amended), "Accounting for Stock-Based Compensation," prospectively for all stock-based employee compensation effective as of January 1, 2003. Awards under the Company's plan vest over periods ranging from one to four years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three months ended March 31, 2003 and 2002, is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and diluted earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

(in thousands)	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Net income
As reported	$ 54,581	$ 36,682
Stock-based compensation expense included in reported net income, net of tax	682	573
Stock-based compensation expense determined under fair value based method, net of tax	(833)	(597)
Pro forma	$ 54,430	$ 36,658
Diluted earnings per average common share
As reported	$ 1.56	$ 1.17
Pro forma	$ 1.55	$ 1.17
Basic earnings per average common share
As reported	$ 1.57	$ 1.18
Pro forma	$ 1.57	$ 1.18

3. REGULATORY

All of Alagasco's utility operations are conducted in the state of Alabama. Alagasco is subject to regulation by the Alabama Public Service Commission (APSC) which established the Rate Stabilization and Equalization (RSE) rate-setting process in 1983. RSE was extended with modifications in 2002, 1996, 1990, 1987 and 1985. On June 10, 2002, the APSC extended Alagasco's rate-setting methodology, RSE, without change, for a six-year period through January 1, 2008. Alagasco's allowed range of return on equity remains 13.15 percent to 13.65 percent throughout the term of the order, subject to change in the event that the Commission, following a generic rate of return hearing, adjusts the equity returns of all major energy utilities operating under a similar methodology. Under RSE as extended, the APSC conducts quarterly reviews to determine, based on Alagasco's projections and year-to-date performance, whether Alagasco's return on average equity at the end of the rate year will be within the allowed range of 13.15 percent to 13.65 percent. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4 percent of prior-year revenues. RSE limits the utility's equity upon which a return is permitted to 60 percent of total capitalization and provides for certain cost control measures designed to monitor Alagasco's operations and maintenance (O&M) expense. Under the inflation-based cost control measurement established by the APSC, if the percentage change in O&M expense per customer falls within a range of 1.25 points above or below the percentage change in the Consumer Price Index For All Urban Consumers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. The increase in O&M expense per customer was above the index range for the rate year ended September 30, 2002; as a result, the utility returned to customers $0.3 million pre-tax through rate adjustments under the provisions of RSE. A $12.4 million and $16.3 million annual increase in revenues became effective December 1, 2002 and 2001, respectively, under RSE as extended.

Alagasco calculates a temperature adjustment to customers' monthly bills to substantially remove the effect of departures from normal temperatures on Alagasco's earnings. Adjustments to customers' bills are made in the same billing cycle in which the weather variation occurs. The temperature adjustment applies to residential, small commercial and small industrial customers. Alagasco's rate schedules for natural gas distribution charges contain a GSA rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply.

The APSC approved an Enhanced Stability Reserve (ESR) beginning fiscal year 1998 with an approved maximum funding level of $4 million, to which Alagasco may charge the full amount of: (1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one or a combination of two such events results in more than $200,000 of additional O&M expense during a rate year; or (2) individual industrial and commercial customer revenue losses that exceed $250,000 during the rate year, if such losses cause Alagasco's return on average equity to fall below 13.15 percent. Following a year in which a charge against the ESR is made, the APSC provides for accretions to the ESR of no more than $40,000 monthly until the maximum funding level is achieved. At March 31, 2003, and December 31, 2002, the ESR balances of $3.2 million and $3 million, respectively, were included in regulatory liability on the consolidated financial statements.

At March 31, 2003 and December 31, 2002, Alagasco had an $18.7 million accrued obligation related to its salaried and union pension plans. In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," Alagasco has established a regulatory asset of $14.7 million at March 31, 2003, and December 31, 2002, recorded in deferred charges and other, for the portion of the accrued obligation to be recovered through rates in future periods.

4. DERIVATIVE COMMODITY INSTRUMENTS

The Company applies SFAS No. 133 (subsequently amended by SFAS Nos. 137 and 138), "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recognized on the balance sheet and measured at fair value. If a derivative is designated as a cash flow hedge, the Company is required to measure the effectiveness of the hedge, or the degree that the gain (loss) for the hedging instrument offsets the loss (gain) on the hedged item, at each reporting period. The effective portion of the gain or loss on the derivative instrument is recognized in other comprehensive income (OCI) as a component of equity and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of a derivative's change in fair value is required to be recognized in earnings immediately. Derivatives that do not qualify for hedge treatment under SFAS No. 133 must be recorded at fair value with gains or losses recognized in earnings in the period of change.

Energen Resources Corporation, Energen's oil and gas subsidiary, periodically enters into derivative commodity instruments that qualify as cash flow hedges under SFAS No. 133 to hedge its exposure to price fluctuations on oil, natural gas and natural gas liquids production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange (NYMEX) and over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. In some contracts, the amount of credit allowed before Energen Resources or Alagasco must post collateral for out-of-the-money hedges varies depending on the credit rating of the Company's debt. In cases where this arrangement exists, generally the Company's credit ratings must be maintained at investment grade status to have available counterparty credit.

Energen Resources had certain agreements with Enron North America Corp. (Enron) as the counterparty as of October 1, 2001. As prescribed by SFAS No. 133, the value of the outstanding Enron contracts which qualified for cash flow hedge accounting treatment was reflected on the balance sheet as an asset and the effective portion of the derivative was reported as OCI. These outstanding contracts ceased to qualify as cash flow hedges during October 2001 as a result of Enron's credit issues. The Company recorded an expense to O&M for the write-down to fair value of the asset related to the effected derivative contracts. The deferred revenues related to the non-performing hedges were recorded in accumulated other comprehensive income until such time as they were reclassified to earnings as originally forecasted to occur. As a result, Energen's net income in the three-month transition period ended December 31, 2001, reflected a one-time, non-cash expense of $5.5 million, net of tax. Energen's net income reflected a non-cash benefit of $2.1 million, net of tax, for the three-month period ended March 31, 2002. Net income in the year ended December 31, 2002, reflected a total non-cash benefit of $5.7 million, net of tax, related to the Enron hedge position.

As of March 31, 2003, $18 million, net of tax, of deferred net losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified to earnings during the next twelve-month period. Gains and losses on derivative instruments that are not accounted for as cash flow hedges as well as the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges, are included in operating revenues in the consolidated financial statements. The Company recorded an after-tax loss of $1.1 million for the three-months ended March 31, 2003, for the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges. Also, Energen Resources recorded an after-tax loss of $334,000 for the quarter on contracts which did not meet the definition of cash flow hedges under SFAS No. 133. As of March 31, 2003, the Company had 1.0 billion cubic feet (Bcf) of gas hedges which expire by year-end that did not meet the definition of a cash flow hedge, however, the Company considers these hedges to be viable economic hedges. As of March 31, 2003, and December 31, 2002, the Company had an $11.2 million asset and a $6.7 million asset, respectively, included in current and noncurrent deferred income taxes on the consolidated balance sheets related to OCI.

Energen Resources entered into the following remaining contracts and swaps:

Production Period	Total Hedged Volume	Average Contract Price	Description
Natural Gas
2003	23.9 Bcf	$4.13 Mcf	NYMEX Swaps
	2.8 Bcf	$3.82 Mcf	Basin Specific Swaps
	* 1.4 Bcf	$4.36 Mcf	Basin Specific Swaps
	3.6 Bcf	$3.72 - $4.70 Mcf	Basin Specific Collars
2004	8.9 Bcf	$4.13 Mcf	NYMEX Swaps
	13.9 Bcf	$3.83 Mcf	Basin Specific Swaps
	2.4 Bcf	$4.05 - $4.44 Mcf	NYMEX Collars
2005	1.2 Bcf	$3.75 Mcf	NYMEX Swaps
	* 6.0 Bcf	$3.96 Mcf	Basin Specific Swaps
Natural Gas Basis Differential
2003	12.1 Bcf	**	Basis Swaps
Oil
2003	1,803 MBbl	$26.05 Bbl	NYMEX Swaps
2004	120 MBbl	$26.15 Bbl	NYMEX Swaps
Oil Basis Differential
2003	1,695 MBbl	**	Basis Swaps
Natural Gas Liquids
2003	29 MMGal	$0.42 Gal	Liquids Swaps
2004	30 MMGal	$0.41 Gal	Liquids Swaps
* Contract entered into subsequent to March 31, 2003.
** Average contract prices not meaningful due to the varying nature of each contract.

All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness in hedging the exposure to the hedged transaction's variability in cash flows attributable to the hedged risk will be assessed. Both at the inception of the hedge and on an ongoing basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company discontinues hedge accounting if a derivative has ceased to be a highly effective hedge. The maximum term over which Energen Resources has hedged exposures to the variability of cash flows is through December 31, 2005.

On December 4, 2000, the APSC authorized Alagasco to engage in energy risk-management activities to manage the utility's cost of gas supply. As required by SFAS No. 133, Alagasco recognizes all derivatives at fair value as either assets or liabilities on the balance sheet. Any gains or losses are passed through to customers using the mechanisms of the GSA in compliance with it's APSC-approved tariff. In accordance with SFAS No. 71, Alagasco had recorded a regulatory liability of $16.8 million representing the fair value of derivatives as of December 31, 2002. As of March 31, 2003, there was no regulatory liability representing the fair value of derivatives.

5. RECONCILIATION OF EARNINGS PER SHARE

	Three months ended			Three months ended
(in thousands, except per share amounts)	March 31, 2003			March 31, 2002
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$ 54,581	34,729	$ 1.57	$ 36,682	31,180	$ 1.18
Effect of Dilutive Securities
Long-range performance shares		105			105
Stock options		193			134
Restricted stock		7			2

Diluted EPS	$ 54,581	35,034	$ 1.56	$ 36,682	31,421	$ 1.17

For the three months ended March 31, 2003, the Company had no options or shares of non-vested restricted stock that were excluded from the computation of diluted EPS.

6. SEGMENT INFORMATION

The Company principally is engaged in two business segments: the purchase, distribution and sale of natural gas in central and north Alabama (natural gas distribution) and the acquisition, development, exploration and production of oil and gas in the continental United States (oil and gas operations).

	Three months ended
	March 31,
(in thousands)	2003	2002
Operating revenues
Oil and gas operations	$ 88,972	$ 45,464
Natural gas distribution	221,139	196,524
Total	$ 310,111	$ 241,988

Operating income (loss)
Oil and gas operations	$ 39,533	$ 8,627
Natural gas distribution	57,200	52,811
Eliminations and corporate expenses	(255)	(457)
Total	$ 96,478	$ 60,981

(in thousands)	March 31, 2003	December 31, 2002
Identifiable assets
Oil and gas operations	$ 964,949	$ 926,839
Natural gas distribution	603,060	603,209
Eliminations and other	8,081	843
Total	$ 1,576,090	$ 1,530,891

7. COMPREHENSIVE INCOME (LOSS) Comprehensive income (loss) consisted of the following:
	Three months ended	Three months ended
(in thousands)	March 31, 2003	March 31, 2002

Net Income	$ 54,581	$ 36,682
Other comprehensive income (loss)
Current period change in fair value of derivative instruments, net of tax of ($14.5) million and ($1.8) million	(22,806)	(2,871)
Reclassification adjustment, net of tax of $10 million and ($1.8) million	15,690	(2,757)

Comprehensive Income	$ 47,465	$ 31,054

Accumulated other comprehensive income (loss) consisted of the following:

(in thousands)	March 31, 2003	December 31, 2002

Unrealized loss on hedges, net of tax of ($11.2) million and ($6.7) million	$ (17,587)	$ (10,471)
Minimum pension liability, net of tax of ($2.3) million	(4,340)	(4,340)

Accumulated Other Comprehensive Loss	$ (21,927)	$ (14,811)

8. LONG-LIVED ASSETS AND DISCONTINUED OPERATIONS

On January 1, 2002, the Company adopted SFAS No. 144 which retains the previous asset impairment requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," for loss recognition when the carrying value of an asset exceeds the sum of the undiscounted estimated future cash flow of the asset. In addition, SFAS No. 144 requires that gains and losses in the sale of certain oil and gas properties and write-downs of certain properties held-for-sale be reported as discontinued operations, with income or loss from operations of the associated properties reported as income or loss from discontinued operations. All assets held-for-sale must be reported at the lower of the carrying amount or fair value. Energen Resources may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. During the first quarter of 2003, Energen Resources recorded a pre-tax writedown of $8.2 million on certain non-strategic gas properties located in the Gulf Coast region, which are currently classified as held-for-sale. This writedown adjusted the carrying amount of the properties to their fair value based upon expected future discounted cash flows. The properties which have a net carrying amount of $8 million are being actively marketed for sale. The gain on disposals for the three months ended March 31, 2003, was $9.2 million largely due to sales of property located in the San Juan Basin.

The following are the results of operations from discontinued operations:

Three months ended
March 31,
(in thousands, except per share data)	2003	2002

Oil and gas revenues	$ 2,268	$ 2,395

Pretax income from discontinued operations	$ 1,239	$ 41
Income tax expense	483	16
Income From Discontinued Operations	756	25

Impairment charge on held-for-sale property	(8,247)	-
Gain on disposal	9,206	-
Income tax expense	374	-
Gain on Disposal	585	-

Total Income From Discontinued Operations	$ 1,341	$ 25

Diluted Earnings Per Average Common Share
Income from Discontinued Operations	$ 0.02	$ -
Gain on Disposal	0.02	-
Total Income from Discontinued Operations	$ 0.04	$ -

Basic Earnings Per Average Common Share
Income from Discontinued Operations	$ 0.02	$ -
Gain on Disposal	0.02	-
Total Income from Discontinued Operations	$ 0.04	$ -

9. ACQUISITION OF OIL AND GAS PROPERTIES

On April 8, 2002, Energen Resources completed its purchase of oil and gas properties located in the Permian Basin in west Texas from First Permian, L.L.C. (First Permian), for approximately $120 million cash and 3,043,479 shares of the Company's common stock. The common stock was valued at $23.95 per share, the average stock price at the time Energen signed the related Purchase and Sale Agreement. The total acquisition approximated $184 million.

Summarized below are the consolidated results of operations for the three months ended March 31, 2002, on an unaudited pro forma basis as if the purchase of assets had occurred at the beginning of the period presented. The pro forma information is based on the Company's consolidated results of operations for the three months ended March 31, 2002, and on the data provided by the seller, after giving effect to the issuance of 3,043,479 million shares of common stock. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.

Three months ended
(in thousands, except per share data)	March 31, 2002

Operating revenues	$ 248,593
Net income	$ 37,815
Diluted earnings per average common share	$ 1.20
Basic earnings per average common share	$ 1.21

10. RECENT PRONOUNCEMENTS OF THE FASB

The FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," (FIN 45) in November 2002. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," related to a guarantor's accounting for, and disclosures of, the issuance of certain types of guarantees. Management has completed a review of potential contingencies and noted the following guarantee disclosure: Alagasco has an agreement with a financial institution whereby it can sell on an ongoing basis, with recourse, certain installment receivables related to its merchandising program up to a maximum of $15 million. Alagasco's exposure to credit loss in the event of non-performance by customers is represented by the balance of installment receivables. The Company adopted the provisions for recognition and measurement for all guarantees issued or modified after December 31, 2002 on a prospective basis. The fair value of guarantees issued after December 31, 2002, is not significant to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Energen's net income totaled $54.6 million ($1.56 per diluted share) for the three months ended March 31, 2003, and compared favorably to net income of $36.7 million ($1.17 per diluted share) recorded in the same period last year. In the first quarter of 2003, Energen's income from continuing operations before the cumulative effect of a change in accounting principle totaled $53.2 million ($1.52 per diluted share) and compared with income of $38.9 million ($1.24 per diluted share) in the same period a year ago. Energen Resources Corporation, Energen's oil and gas subsidiary, had net income for the three months ended March 31, 2003 of $20.9 million as compared with $6.4 million in the previous period. Net income in the prior-year first quarter included a one-time charge of $2.2 million after-tax ($0.07 per diluted share), reflecting the cumulative effect on prior years of the adoption of Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations." Energen Resources generated income from continuing operations before the cumulative effect of a change in accounting principle of $19.6 million in the current quarter as compared with $8.6 million in the same quarter last year primarily as a result of significantly increased commodity prices for oil, natural gas and natural gas liquids as well as the impact of higher oil and gas production volumes. Prior period income from continuing operations before the cumulative effect of a change in accounting principle included a non-cash benefit of $2.1 million after-tax, or $0.07 per diluted share, associated with its previous hedge position with Enron North America Corp. (Enron) and the recognition of $8 million in non-conventional fuels tax credits. Energen's natural gas utility, Alagasco, reported net income of $33.4 million in the first quarter of 2003 as compared to net income of $30.5 million in the same period last year primarily due to increased earnings on a higher level of equity and the timing of revenue recovery on cycle sale customers.

Oil and Gas Operations

Revenues from oil and gas operations rose 95.7 percent to $89 million for the three months ended March 31, 2003, largely as a result of significantly increased commodity prices and increased production volumes primarily related to an acquisition of oil properties in the Permian Basin. Including the prior period non-cash benefit from the former Enron hedges, average gas prices increased 63.1 percent to $4.37 per thousand cubic feet (Mcf), while average oil prices rose 14.3 percent to $25.95 per barrel in the current quarter. Natural gas liquids prices increased 75 percent to an average price of $17.81 per barrel.

Natural gas production from continuing operations in the first quarter increased 18.3 percent to 13.3 Bcf, while oil volumes rose 76.1 percent to 870 thousand barrels (MBbl). Natural gas liquids production declined slightly to 374 MBbl. Natural gas comprised approximately 64 percent of Energen Resources' production for the current quarter.

Energen Resources periodically enters into derivative commodity instruments that qualify as cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to hedge its exposure to price fluctuations on oil, natural gas and natural gas liquids production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange (NYMEX) and over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. In some contracts, the amount of credit allowed before Energen Resources must post collateral for out-of-the-money hedges varies depending on the credit rating of the Company's debt. In cases where this arrangement exists, generally the Company's credit ratings must be maintained at investment grade status to have available counterparty credit. All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions.

As of March 31, 2003, Energen Resources had hedges in place for 23.9 Bcf of its 2003 gas production at an average NYMEX price of $4.13 per Mcf, 2.8 Bcf of basin-specific hedges at an average contract price of $3.82 per Mcf and 3.6 Bcf of gas production hedged with a basin-specific collar price of $3.72 to $4.70 per Mcf. Subsequent to March 31, 2003, Energen Resources entered into additional basin-specific swaps for 2003, resulting in a total of 4.2 Bcf basin-specific hedges at an average contract price of $4.00 per Mcf. The Company also had hedges in place for 1,803 MBbl of its 2003 oil production at an average NYMEX price of $26.05 per barrel and 29 million gallons (MMGal) of its 2003 natural gas liquids production at an average price of $0.42 per gallon. In addition, the Company had hedged the basis difference on 12.1 Bcf of its 2003 gas production and 1,695 MBbl of its oil production. Realized prices are anticipated to be lower than NYMEX prices due to basis differences and other factors. Production in 2003 is expected to approximate 85 Bcfe, including approximately 82.6 Bcfe of production from proved reserves owned at December 31, 2002.

At March 31, 2003, Energen Resources had entered into swaps for 8.9 Bcf of its 2004 gas production at an average NYMEX price of $4.13 per Mcf, 2.4 Bcf of its 2004 gas production hedged with a NYMEX collar price of $4.05 to $4.44 per Mcf and 13.9 Bcf of basin-specific hedges at an average contract price of $3.83 per Mcf. Energen Resources had hedges in place for 120 MBbl of its 2004 oil production hedged at an average NYMEX price of $26.15. In addition, the Company hedged 30 MMGal of its 2004 natural gas liquids production at an average price of $0.41 per gallon. For 2005, Energen Resources had entered into swaps for 1.2 Bcf of its gas production at an average NYMEX price of $3.75 per Mcf. Subsequent to March 31, 2003, Energen Resources entered into additional hedges for 2005, resulting in 6 Bcf of basin-specific hedges at an average contract price of $3.96 per Mcf.

Operations and maintenance (O&M) expense increased $4.6 million for the quarter. Lease operating expenses increased by $5 million for the quarter primarily due to the acquisition of oil and gas properties. Exploration expense was lower by $1.5 million in the first quarter, largely due to the timing of exploratory efforts.

Energen Resources' depreciation, depletion and amortization (DD&A) expense for the quarter rose $4.8 million primarily as a result of increased production. The average depletion rate for the current quarter was $0.91 as compared to $0.90 in the same period a year ago.

Energen Resources' expense for taxes other than income taxes primarily reflected production-related taxes that were $3.8 million higher this quarter largely due to significantly increased commodity market prices as well as increased production.

Energen Resources may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. With respect to developed properties, sales may occur as a result of, but not limited to, disposing of non-strategic or marginal assets and accepting offers where the buyer gives greater value to a property than does Energen Resources. The Company is required to reflect gains and losses on the dispositions of these assets, the writedown of certain properties held-for-sale, and income or loss from the operations of the associated held-for-sale properties as discontinued operations under the provisions of SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which was adopted as of January 1, 2002. In the current quarter, Energen Resources recorded a pre-tax gain of $9.2 million from the sale of properties located in the San Juan Basin and a pre-tax writedown of $8.2 million on certain non-strategic gas properties located in the Gulf Coast region, which are currently classified as held-for-sale. The net gain from these transactions is included in total income from discontinued operations. In the previous quarter there were no material sales of property reported by Energen Resources.

Natural Gas Distribution

Natural gas distribution revenues increased $24.6 million for the quarter largely due to an increase in the commodity cost of gas as well as to an increase in weather related sales volumes. Weather that was 9.7 percent colder than in the same period last year contributed to a 12.4 percent increase in residential sales volumes and a 13.7 percent increase in small commercial and industrial customer sales volumes. Transportation volumes decreased 4.4 percent over the same period last year primarily due to higher gas prices which resulted in alternate fuel usage. Increased gas purchase volumes along with higher commodity gas prices contributed to a 16.7 percent increase in cost of gas for the quarter. The GSA rider in Alagasco's rate schedule provides for a pass-through of gas price fluctuations to customers without markup. Alagasco's tariff provides a temperature adjustment to certain customers' bills designed to substantially remove the effect of departures from normal temperatures. The temperature adjustment applies primarily to residential, small commercial and small industrial customers.

As discussed more fully in Note 2, Alagasco is subject to regulation by the Alabama Public Service Commission (APSC). On June 10, 2002, the APSC issued an order to extend the Company's rate-setting mechanism. Under the terms of that extension, RSE will continue after January 1, 2008, unless, after notice to the Company and a hearing, the Commission votes to either modify or discontinue its operation.

O&M expense increased 7.1 percent in the current quarter primarily due to increased information technology related costs and increased bad debt expense. An 8.4 percent increase in depreciation expense in the current quarter was due to normal growth of the utility's distribution system. Taxes other than income taxes primarily reflected various state and local business taxes as well as payroll-related taxes. State and local business taxes generally are based on gross receipts and fluctuate accordingly.

Non-Operating Items

Interest expense for the Company remained relatively stable in quarter-to-quarter comparisons. Increased short-term debt at Energen, primarily related to Energen Resources' acquisition in the Permian Basin in April 2002, was offset by reduced long-term debt of $23 million, including the retirement of Series 1993 Notes for $7.8 million in September 2002.

Income tax expense increased in quarter comparisons primarily due to higher consolidated pre-tax income and the absence of $8 million non-conventional fuels tax credits. The Company's ability to generate nonconventional fuels tax credits on qualified production ended December 31, 2002, with the expiration of the credit resulting from changes in the tax law.

FINANCIAL POSITION AND LIQUIDITY

Cash flows from operations for the year-to-date were $105.1 million as compared to $72.2 million in the same period last year. Increased net income during the period was augmented by changes in working capital items, which are highly influenced by throughput, changes in weather, and timing of payments. Working capital needs at Alagasco were affected by colder-than-normal weather and increased gas costs compared to the prior period.

The Company had a net investment of $52.9 million through the three months ended March 31, 2003, primarily in additions of property, plant and equipment. Energen Resources invested $53.8 million in capital expenditures primarily related to the acquisition and development of oil and gas properties. In March 2003, Energen Resources completed its purchase of oil and gas properties located in the San Juan Basin for approximately $37 million. The Company gained an estimated 93 Bcfe of long-lived proved natural gas reserves associated with these acquisitions. Utility capital expenditures totaled $14.6 million in the year-to-date and primarily represented system distribution expansion and support facilities.

The Company used $50.3 million for financing activities in the year-to-date primarily due to the repayment of borrowings under Energen's short-term credit facilities.

FUTURE CAPITAL RESOURCES AND LIQUIDITY

The Company plans to continue to implement its growth strategy that focuses on expanding Energen Resources' oil and gas operations through the acquisition of producing properties with developmental potential while maintaining the strength of the Company's utility foundation. For the five calendar years ended December 31, 2002, Energen's diluted EPS grew at an average compound rate of 11.5 percent a year. Over the next five years, Energen is targeting an average EPS growth rate over each rolling five-year period of approximately 7 to 8 percent a year.

To finance Energen Resources' investment program, the Company expects to utilize short-term credit facilities to supplement internally generated cash flow, with long-term debt and equity providing permanent financing. Energen currently has available short-term credit facilities aggregating $267 million to help finance its growth plans and operating needs. While the Company expects to have ongoing access to it's short-term credit facilities and the broader long-term markets, continued accessibility could be affected by future economic and business conditions. Energen's management plans to utilize increases in cash flows to help finance Energen Resources' acquisition strategy. During 2003, the Company expects to issue approximately $75 million in long-term debt and an estimated $30 million in equity through the periodic draw-down of shares in a shelf registration to replace short-term obligations and to provide permanent financing for its acquisition strategy. During the five year period ending December 31, 2007, the Company will provide up to $15 million a year from the issuance of common stock through the dividend reinvestment and direct stock purchase plan, and through employee savings plans.

In 2003, Energen Resources plans to invest approximately $152 million, including $42 million in property acquisitions and related development and $110 million in other development and exploratory activities. Included in this $110 million is approximately $65 million for the development of previously identified proved undeveloped reserves and exploratory exposure of approximately $3 million. Capital investment at Energen Resources in 2004 is expected to approximate $123 million for property acquisitions and related development and $67 million for other development and exploration. Of this $67 million, development of previously identified proved undeveloped reserves is estimated to be $35 million and exploratory exposure is estimated to be $3 million. Energen Resources' capital investment for oil and gas activities over the five-year period ending December 31, 2007 is estimated to be approximately $830 million, with $585 million for property acquisitions and related development, $220 million for other development and $25 million for exploratory and other activities. Of the $220 million, Energen Resources anticipates spending approximately $120 million on development of previously identified proved undeveloped reserves; of the $25 million, Energen Resources anticipates incurring approximately $15 million in exploratory exposure. Energen Resources' continued ability to invest in property acquisitions will be influenced significantly by industry trends, as the producing property acquisition market historically has been cyclical. Notwithstanding the estimated expenditures mentioned above, as an acquisition oriented company Energen Resources continually evaluates acquisition opportunities which arise in the marketplace and from time to time may pursue acquisitions that meet Energen's acquisition strategy. These acquisitions may alter the aforementioned financing requirements. Additionally, Energen Resources may enter into negotiations to sell, trade or otherwise dispose of properties which may reduce or eliminate the amount of additional financing described above.

During 2003, Alagasco plans to invest approximately $57 million in utility capital expenditures for normal distribution and support systems. Alagasco maintains an investment in storage gas that is expected to average approximately $33 million in 2003. Alagasco plans to invest approximately $55 million in utility capital expenditures during 2004. The utility anticipates funding these capital requirements through internally generated capital and may issue approximately $40 million of long-term debt during 2004. Over the Company's five-year planning period ending December 31, 2007, Alagasco anticipates capital investments of approximately $265 million.

Energen Resources periodically enters into derivative commodity instruments that qualify as cash flow hedges under SFAS No. 133 to hedge its exposure to price fluctuations on oil, natural gas and natural gas liquids production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Such instruments include regulated natural gas and crude oil futures contracts traded on the NYMEX and over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. In some contracts, the amount of credit allowed before Energen Resources or Alagasco must post collateral for out-of-the-money hedges varies depending on the credit rating of the Company's debt. In cases where this arrangement exists, generally the Company's credit ratings must be maintained at investment grade status to have available counterparty credit.

Forward-Looking Statements and Risks

Certain statements in this report express expectations of future plans, objectives and performance of the Company and its subsidiaries and constitute forward-looking statements made pursuant to the Safe Harbor provision of the Private Securities Litigation Reform Act of 1995. Except as otherwise disclosed, the Company's forward-looking statements do not reflect the impact of possible or pending acquisitions, divestitures or restructurings. The Company cannot guarantee the absence of errors in input data, calculations and formulas used in its estimates, assumptions and forecasts. The Company undertakes no obligation to correct or update any forward-looking statements whether as a result of new information, future events or otherwise.

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

Although Energen Resources makes use of futures, swaps and fixed-price contracts to mitigate risk, fluctuations in future oil and gas prices could materially affect the Company's financial position and results of operation; furthermore, such risk mitigation activities may cause the Company's financial position and results of operations to be materially different from results that would have been obtained had such risk mitigation activities not occurred. The effectiveness of such risk-mitigation assumes that counterparties maintain satisfactory credit quality.

SELECTED BUSINESS SEGMENT DATA
ENERGEN CORPORATION
(Unaudited)

Three months ended
March 31,
(in thousands, except sales price data)	2003	2002

Oil and Gas Operations
Operating revenues from continuing operations
Natural gas	$ 58,082	$ 30,025
Oil	22,583	11,220
Natural gas liquids	6,663	3,910
Other	1,644	309
Total	$ 88,972	$ 45,464

Production volumes from continuing operations
Natural gas (MMcf)	13,276	11,222
Oil (MBbl)	870	494
Natural gas liquids (MBbl)	374	384
Production volumes from continuing operations (MMcfe)	20,742	16,491
Total production volumes (MMcfe)	21,195	17,418
Average sales price including effects of hedging
Natural gas (Mcf)	$ 4.37	$ 2.68
Oil (barrel)	$ 25.95	$ 22.71
Natural gas liquids (barrel)	$ 17.81	$ 10.18
Average sales price excluding effects of hedging
Natural gas (Mcf)	$ 5.81	$ 2.28
Oil (barrel)	$ 31.98	$ 20.13
Natural gas liquids (barrel)	$ 21.93	$ 10.18
Other data from continuing operations
Depreciation, depletion and amortization	$ 20,031	$ 15,219
Capital expenditures	$ 53,821	$ 21,658
Exploration expenditures	$ 140	$ 1,668
Operating income	$ 39,533	$ 8,627
Natural Gas Distribution
Operating revenues
Residential	$ 153,939	$ 137,411
Commercial and industrial - small	54,939	47,397
Transportation	11,131	10,642
Other	1,130	1,074
Total	$ 221,139	$ 196,524

Gas delivery volumes (MMcf)
Residential	16,060	14,294
Commercial and industrial - small	6,244	5,493
Transportation	14,393	15,051
Total	36,697	34,838

Other data
Depreciation and amortization	$ 8,925	$ 8,230
Capital expenditures	$ 14,959	$ 13,786
Operating income	$ 57,200	$ 52,811
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

Energen Resources periodically enters into derivative commodity instruments that qualify as cash flow hedges under Statement of Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," to hedge its exposure to price fluctuations on oil, natural gas and natural gas liquids production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange and over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. These counterparties have been deemed creditworthy by the Company and have agreed in certain instances to post collateral with the Company when unrealized gains on hedges exceed certain specified contractual amounts. Notwithstanding these agreements, the Company is at risk for economic loss based upon the credit worthiness of its counterparties. In some contracts, the amount of credit allowed before Energen Resources or Alagasco must post collateral for out-of-the-money hedges varies depending on the credit rating of the Company's debt. In cases where this arrangement exists, generally the Company's credit ratings must be maintained at investment grade to have available counterparty credit. All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge. The maximum term over which Energen Resources is hedging exposures to the variability of cash flows is through December 31, 2005.

Energen Resources had certain agreements with Enron North America Corp. (Enron) as the counterparty as of October 1, 2001. As prescribed by SFAS No. 133, the value of the outstanding Enron contracts which qualified for cash flow hedge accounting treatment was reflected on the balance sheet as an asset and the effective portion of the derivative was reported as other comprehensive income, a component of shareholders' equity. These outstanding contracts ceased to qualify as cash flow hedges during October 2001 as a result of Enron's credit issues. The Company recorded an expense to operations and maintenance for the write-down to fair value of the asset related to the effected derivative contracts. The deferred revenues related to the non-performing hedges were recorded in accumulated other comprehensive income until such time as they were reclassified to earnings as originally forecasted to occur. As a result, Energen's net income in the three-month transition period ended December 31, 2001, reflected a one-time, non-cash expense of $5.5 million, net of tax. Energen's net income reflected a non-cash benefit of $2.1 million, net of tax, for the three-month period ended March 31, 2002. Net income in the year ended December 31, 2002, reflected a total non-cash benefit of $5.7 million, net of tax, related to the Enron hedge position.

See Note 4 for details related to the Company's hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

(a)

Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report. Based on that evaluation they have concluded that our disclosure controls and procedures are effective.

(b)

Our chief executive officer and chief financial officer have concluded that there were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

(c)

During the quarter, the Company implemented portions of a new Enterprise Resources Planning system for Alagasco and the parent company. Key modules implemented include the general ledger, fixed asset and supply chain.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.	At the annual meeting of shareholders held on April 23, 2003, Energen shareholders elected the following Directors to serve for three-year terms expiring in 2006:
	Director	Votes cast for	Votes withheld
	Judy M. Merritt	26,706,426	1,698,745
	Stephen A. Snider	28,060,802	344,369
	Gary C. Youngblood	27,968,884	436,287

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

99(a) - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

Form 8-K dated January 15, 2003, reporting Drayton Nabers, Jr., former chairman and chief executive officer of Protective Life Corporation, resigned from the Board of Directors of Energen Corporation effective January 15, 2003.

Form 8-K/A dated January 24, 2003, reporting Drayton Nabers, Jr., former chairman and chief executive officer of Protective Life Corporation, resigned from the Board of Directors of Energen Corporation effective January 15, 2003.

SIGNATURES Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGEN CORPORATION
ALABAMA GAS CORPORATION

May 13, 2003	By /s/ Wm. Michael Warren, Jr.
Wm. Michael Warren, Jr.
Chairman, President and Chief Executive
Officer of Energen Corporation, Chairman
and Chief Executive Officer of Alabama
Gas Corporation

May 13, 2003	By /s/ G. C. Ketcham
G. C. Ketcham
Executive Vice President, Chief
Financial Officer and Treasurer of
Energen Corporation and Alabama Gas
Corporation

May 13, 2003	By /s/ Grace B. Carr
Grace B. Carr
Vice President and Controller of Energen
Corporation

May 13, 2003	By /s/ Paula H. Rushing
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

May 13, 2003	By /s/ Wm. Michael Warren, Jr.
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

May 13, 2003	By /s/ G. C. Ketcham
G. C. Ketcham
Executive Vice President, Chief
Financial Officer and Treasurer of
Energen Corporation and Alabama Gas
Corporation

(This page intentionally left blank.)