Form 10-Q
period 2006-06-30
ENERGEN CORP; ALABAMA GAS CORP
filed 2006-08-08
CIK 277595, 3146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Energen Corporation	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Alabama Gas Corporation	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Energen Corporation	YES ☐ NO ☒
Alabama Gas Corporation	YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of August 1, 2006.

Energen Corporation	$0.01 par value	72,490,337 shares
Alabama Gas Corporation	$0.01 par value	1,972,052 shares

ENERGEN CORPORATION AND ALABAMA GAS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

ENERGEN CORPORATION

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2006	2005	2006	2005
Operating Revenues
Oil and gas operations	$169,178	$134,428	$338,697	$237,308
Natural gas distribution	113,196	107,197	431,819	365,325

Total operating revenues	282,374	241,625	770,516	602,633

Operating Expenses
Cost of gas	57,831	50,424	251,881	187,279
Operations and maintenance	78,401	66,904	152,884	127,309
Depreciation, depletion and amortization	34,499	33,101	68,796	64,526
Taxes, other than income taxes	21,433	19,794	54,112	46,344
Accretion expense	912	654	1,810	1,297

Total operating expenses	193,076	170,877	529,483	426,755

Operating Income	89,298	70,748	241,033	175,878

Other Income (Expense)
Interest expense	(12,366)	(11,524)	(25,543)	(23,194)
Other income	255	517	962	870
Other expense	(272)	(268)	(501)	(536)

Total other expense	(12,383)	(11,275)	(25,082)	(22,860)

Income From Continuing Operations Before Income Taxes	76,915	59,473	215,951	153,018
Income tax expense	27,313	21,900	78,848	56,503

Income From Continuing Operations	49,602	37,573	137,103	96,515

Discontinued Operations, net of taxes
Income (loss) from discontinued operations	(1)	13	(8)	(6)
Gain (loss) on disposal of discontinued operations	—	(13)	—	110

Income (Loss) From Discontinued Operations	(1)	—	(8)	104

Net Income	$49,601	$37,573	$137,095	$96,619

Diluted Earnings Per Average Common Share
Continuing operations	$0.67	$0.51	$1.85	$1.31
Discontinued operations	—	—	—	—

Net Income	$0.67	$0.51	$1.85	$1.31

Basic Earnings Per Average Common Share
Continuing operations	$0.68	$0.51	$1.87	$1.32
Discontinued operations	—	—	—	—

Net Income	$0.68	$0.51	$1.87	$1.32

Dividends Per Common Share	$0.11	$0.10	$0.22	$0.20

Diluted Average Common Shares Outstanding	73,902	73,782	73,978	73,726

Basic Average Common Shares Outstanding	73,028	73,017	73,148	72,985

The accompanying notes are an integral part of these condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

ENERGEN CORPORATION

(Unaudited)

(in thousands)	June 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$11,551	$8,714
Accounts receivable, net of allowance for doubtful accounts of $14,970 at June 30, 2006, and $11,573 at December 31, 2005	132,990	285,765
Inventories, at average cost
Storage gas inventory	72,069	71,179
Materials and supplies	8,703	7,926
Liquified natural gas in storage	3,548	3,795
Regulatory asset	10,352	6,633
Deferred income taxes	36,565	72,113
Prepayments and other	27,098	22,366

Total current assets	302,876	478,491

Property, Plant and Equipment
Oil and gas properties, successful efforts method	2,021,905	1,930,291
Less accumulated depreciation, depletion and amortization	512,226	466,643

Oil and gas properties, net	1,509,679	1,463,648

Utility plant	1,034,451	999,011
Less accumulated depreciation	413,347	401,232

Utility plant, net	621,104	597,779

Other property, net	9,118	6,584

Total property, plant and equipment, net	2,139,901	2,068,011

Other Assets
Regulatory asset	33,756	33,436
Deferred charges and other	38,133	38,288

Total other assets	71,889	71,724

TOTAL ASSETS	$2,514,666	$2,618,226

The accompanying notes are an integral part of these condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

ENERGEN CORPORATION

(Unaudited)

(in thousands, except share and per share data)	June 30, 2006	December 31, 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Long-term debt due within one year	$15,000	$15,000
Notes payable to banks	54,000	153,000
Accounts payable	136,618	306,618
Accrued taxes	65,044	44,324
Customers’ deposits	19,543	20,767
Amounts due customers	2,150	6,181
Accrued wages and benefits	22,234	33,634
Regulatory liability	9,380	53,496
Other	54,170	55,289

Total current liabilities	378,139	688,309

Long-term debt	682,981	683,236

Deferred Credits and Other Liabilities
Asset retirement obligation	51,522	50,270
Accrued benefit liability	18,038	15,739
Regulatory liability	124,427	119,808
Deferred income taxes	174,800	148,040
Other	40,664	20,146

Total deferred credits and other liabilities	409,451	354,003

Commitments and Contingencies

Shareholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized, 73,543,205 shares issued at June 30, 2006, and 73,493,337 shares issued at December 31, 2005	735	735
Premium on capital stock	407,191	394,861
Capital surplus	2,802	2,802
Retained earnings	724,245	603,314
Accumulated other comprehensive loss, net of tax
Unrealized loss on hedges	(40,052)	(92,112)
Minimum pension liability	(13,707)	(13,707)
Deferred compensation on restricted stock	(1,925)	(2,123)
Deferred compensation plan	11,601	11,907
Treasury stock, at cost (2,012,032 shares at June 30, 2006, and 1,066,935 shares at December 31, 2005)	(46,795)	(12,999)

Total shareholders’ equity	1,044,095	892,678

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,514,666	$2,618,226

The accompanying notes are an integral part of these condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

ENERGEN CORPORATION

(Unaudited)

Six months ended June 30, (in thousands)	2006	2005
Operating Activities
Net income	$137,095	$96,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	68,796	64,554
Deferred income taxes	30,390	30,356
Change in derivative fair value	841	8,702
Gain on sale of assets	(60)	(1,455)
Other, net	9,025	3,572
Net change in:
Accounts receivable, net	133,120	65,861
Inventories	(1,420)	(984)
Accounts payable	(66,014)	(25,131)
Amounts due customers	(28,492)	1,271
Other current assets and liabilities	1,381	9,927

Net cash provided by operating activities	284,662	253,292

Investing Activities
Additions to property, plant and equipment	(129,369)	(116,475)
Acquisitions, net of cash acquired	(3,942)	(5,820)
Proceeds from sale of assets	76	10,187
Other, net	(1,077)	(484)

Net cash used in investing activities	(134,312)	(112,592)

Financing Activities
Payment of dividends on common stock	(16,164)	(14,650)
Issuance of common stock	130	2,880
Purchase of treasury stock	(33,050)	(1,128)
Reduction of long-term debt	(330)	(35)
Proceeds from issuance of long-term debt	—	80,000
Debt issuance costs	—	(1,858)
Net change in short-term debt	(99,000)	(135,000)
Other	901	—

Net cash used in financing activities	(147,513)	(69,791)

Net change in cash and cash equivalents	2,837	70,909
Cash and cash equivalents at beginning of period	8,714	4,489

Cash and Cash Equivalents at End of Period	$11,551	$75,398

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF INCOME

ALABAMA GAS CORPORATION

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2006	2005	2006	2005
Operating Revenues	$113,196	$107,197	$431,819	$365,325

Operating Expenses
Cost of gas	57,831	50,937	251,881	188,313
Operations and maintenance	33,387	32,262	64,266	60,088
Depreciation	10,933	10,643	21,679	21,056
Income taxes
Current	1,670	1,900	25,833	27,166
Deferred, net	(2,047)	(703)	(3,491)	(2,170)
Taxes, other than income taxes	8,334	7,725	27,555	23,834

Total operating expenses	110,108	102,764	387,723	318,287

Operating Income	3,088	4,433	44,096	47,038

Other Income (Expense)
Allowance for funds used during construction	255	188	478	373
Other income	198	476	671	697
Other expense	(265)	(260)	(494)	(525)

Total other income	188	404	655	545

Interest Charges
Interest on long-term debt	3,246	3,559	6,483	6,972
Other interest expense	561	205	1,430	534

Total interest charges	3,807	3,764	7,913	7,506

Net Income (Loss)	$(531)	$1,073	$36,838	$40,077

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED BALANCE SHEETS

ALABAMA GAS CORPORATION

(Unaudited)

(in thousands)	June 30, 2006	December 31, 2005
ASSETS
Property, Plant and Equipment
Utility plant	$1,034,451	$999,011
Less accumulated depreciation	413,347	401,232

Utility plant, net	621,104	597,779

Other property, net	166	169

Current Assets
Cash and cash equivalents	3,592	7,169
Accounts receivable
Gas	73,421	194,447
Other	4,837	7,524
Affiliated companies	2,293	3,215
Allowance for doubtful accounts	(14,200)	(10,800)
Inventories, at average cost
Storage gas inventory	72,069	71,179
Materials and supplies	4,191	4,144
Liquified natural gas in storage	3,548	3,795
Deferred income taxes	15,917	13,284
Regulatory asset	10,352	6,633
Prepayments and other	13,258	11,203

Total current assets	189,278	311,793

Other Assets
Regulatory asset	33,756	33,436
Deferred charges and other	6,761	6,857

Total other assets	40,517	40,293

TOTAL ASSETS	$851,065	$950,034

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED BALANCE SHEETS

ALABAMA GAS CORPORATION

(Unaudited)

(in thousands, except share data)	June 30, 2006	December 31, 2005
LIABILITIES AND CAPITALIZATION
Capitalization
Preferred stock, $0.01 par value, 120,000 shares authorized	$—	$—
Common shareholder’s equity
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,972,052 shares issued at June 30, 2006 and December 31, 2005	20	20
Premium on capital stock	31,682	31,682
Capital surplus	2,802	2,802
Retained earnings	258,547	236,957

Total common shareholder’s equity	293,051	271,461
Long-term debt	209,324	209,654

Total capitalization	502,375	481,115

Current Liabilities
Long-term debt due within one year	5,000	5,000
Notes payable to banks	25,000	55,000
Accounts payable	53,607	112,443
Accrued taxes	46,229	32,770
Customers’ deposits	19,543	20,767
Amounts due customers	2,150	6,181
Accrued wages and benefits	8,115	11,449
Regulatory liability	9,380	53,496
Other	11,076	8,694

Total current liabilities	180,100	305,800

Deferred Credits and Other Liabilities
Deferred income taxes	39,102	39,949
Accrued benefit liability	1,658	—
Regulatory liability	124,427	119,808
Other	3,403	3,362

Total deferred credits and other liabilities	168,590	163,119

Commitments and Contingencies

TOTAL LIABILITIES AND CAPITALIZATION	$851,065	$950,034

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS

ALABAMA GAS CORPORATION

(Unaudited)

Six months ended June 30, (in thousands)	2006	2005
Operating Activities
Net income	$36,838	$40,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,679	21,056
Deferred income taxes	(3,491)	(2,170)
Other, net	3,208	2,061
Net change in:
Accounts receivable	107,459	64,580
Inventories	(691)	(1,125)
Accounts payable	(62,555)	(34,286)
Amounts due customers	(28,492)	1,271
Other current assets and liabilities	7,971	17,446

Net cash provided by operating activities	81,926	108,910

Investing Activities
Additions to property, plant and equipment	(39,911)	(35,484)
Other, net	(936)	(520)

Net cash used in investing activities	(40,847)	(36,004)

Financing Activities
Dividends	(15,248)	(14,642)
Reduction of long-term debt	(330)	(35)
Proceeds from issuance of long-term debt	—	80,000
Debt issuance costs	—	(1,708)
Net advances to affiliates	922	498
Net change in short-term debt	(30,000)	(82,000)

Net cash used in financing activities	(44,656)	(17,887)

Net change in cash and cash equivalents	(3,577)	55,019
Cash and cash equivalents at beginning of period	7,169	3,467

Cash and Cash Equivalents at End of Period	$3,592	$58,486

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

The Company previously recognized all stock-based employee compensation expense over the stated vesting periods for each award. For awards granted prior to January 1, 2006, the Company recorded any unrecognized expense on the date of an employee’s retirement. For new awards granted to retirement eligible employees effective January 1, 2006, the Company began recognizing the entire compensation expense in the period of grant. If this method of expense recognition had been applied to all awards, compensation expense would have been reduced during the three months ended June 30, 2006 and 2005, by approximately $0.9 million and $0.3 million, respectively. For the year-to-date ended June 30, 2006 and 2005, compensation expense recognized by this method would have been reduced by $1.8 million and $0.7 million, respectively. The Company utilized the long-form method of calculating the available pool of windfall tax benefit. For the three months and six months ended June 30, 2006, the Company recognized a tax benefit of $0.1 million and $0.9 million, respectively, related to its stock-based compensation.

The following table illustrates the effect on net income and diluted and basic earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, superseded by SFAS No. 123R, for the three months and six months ended June 30, 2005, to all outstanding and unvested employee share-based awards:

(in thousands, except per share data)	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income	$37,573	$96,619
As reported
Stock-based compensation expense included in reported net income, net of tax	1,924	3,692
Stock-based compensation expense determined under the fair value based method, net of tax	(1,546)	(3,002)

Pro forma	$37,951	$97,309

Diluted earnings per average common share
As reported	$0.51	$1.31
Pro forma	$0.51	$1.32
Basic earnings per average common share
As reported	$0.51	$1.32
Pro forma	$0.52	$1.33

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

A summary of performance share award activity as of June 30, 2006, and transactions during the six months then ended, is presented below:

	1997 Stock Incentive Plan
	Shares	Weighted Average Price
Nonvested at December 31, 2005	477,720	$40.26
Granted	111,990	43.81
Forfeitures	(847)	43.81

Nonvested at June 30, 2006	588,863	$40.27

The Company recorded expense of $2,179,000 and $2,150,000 for the three months ended June 30, 2006 and 2005, respectively, for performance share awards with a related deferred income tax benefit of $824,000 and $813,000, respectively. For the year-to-date ended June 30, 2006 and 2005, the Company recorded $4,246,000 and $4,125,000, respectively, for performance share awards with a related deferred income tax benefit of $1,605,000 and $1,560,000, respectively. As of June 30, 2006, there was $4.3 million of total unrecognized compensation cost related to performance share awards. These awards have a weighted average requisite service period of 1.19 years from the date of grant.

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

Under the 1988 Stock Option Plan, 1,080,000 shares of Company common stock reserved for issuance have been granted. Under the 1997 Stock Incentive Plan, 5,600,000 shares of Company common stock were reserved for issuance with 2,006,055 remaining for issuance as of June 30, 2006. All outstanding options are incentive or non-qualified, vest within three years from date of grant, and expire 10 years from the grant date.

A summary of stock option activity as of June 30, 2006, and transactions during the six months then ended, is presented below:

	1997 Stock Incentive Plan		1988 Stock Option Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	613,400	$14.04	28,000	$9.13
Exercised	(24,440)	13.08	(6,000)	9.13

Outstanding at June 30, 2006	588,960	$14.08	22,000	$9.13

Exercisable at June 30, 2006	506,200	$12.78	22,000	$9.13

The Company used the Black-Scholes pricing model to calculate the fair values of the options awarded. Option awards were granted with an exercise price equal to the market price of the Company’s stock on the date of grant. For purposes of this valuation the following assumptions were used to derive the fair values: a seven-year option life based on historical experience; an annualized volatility rate, based on historical volatility, of 32.72 percent and 34.67 percent for the years ended December 31, 2004 and 2003, respectively; a risk-free interest rate of 3.64 percent and 2.36 percent for the years ended December 31, 2004 and 2003, respectively; and a dividend yield of 1.81 percent on options without dividend equivalents for the year ended December 31, 2004. Options with dividend equivalents assume no dividend yield for all periods presented. The weighted-average grant-date fair value for options granted without dividend equivalents during the year ended December 31, 2004 was $7.11. The weighted-average grant-date fair value for options granted with dividend equivalents during the year ended December 31, 2003 was $6.05. There were no options granted during 2006 or 2005. The Company recorded expense of $49,000 and $116,000 during the three months ended June 30, 2006 and 2005, respectively, for options with a related deferred income tax benefit of $10,000 and $26,000, respectively. For the year-to-date ended June 30, 2006 and 2005, the Company recorded expense of $98,000 and $233,000, respectively, for options with a related deferred income tax benefit of $20,000 and $53,000, respectively.

The total intrinsic value of stock options exercised during the three months and the six months ended June 30, 2006, was $237,000 and $250,000, respectively. During the three months and the six months ended June 30, 2006, the total intrinsic value of stock appreciation rights exercised was $146,000 and $462,000, respectively. During the six months ended June 30, 2006, the Company received cash of $102,000 from the exercise of stock options and paid $462,000 in settlement of stock appreciation rights. Total intrinsic value for outstanding options as of June 30, 2006, was $14.9 million and $13.5 million for exercisable options. The fair value of options vested during the year-to-date ended June 30, 2006 was $3.3 million. As of June 30, 2006, there was $98,000 of unrecognized compensation cost related to outstanding nonvested stock options, all of which will be recognized during 2006.

The following table summarizes options outstanding as of June 30, 2006:

1997 Stock Incentive Plan			1988 Stock Option Plan
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life
$9.13-$9.41	96,224	2.49 years	$9.13	22,000	1.42 years
$13.72	122,000	4.33 years	—	—	—
$11.32	69,516	5.33 years	—	—	—
$14.86	218,460	6.58 years	—	—	—
$21.38	82,760	7.58 years	—	—	—

$9.13-$21.38	588,960	5.44 years	$9.13	22,000	1.42 years

The weighted average remaining contractual life of currently exercisable stock options is 4.94 years as of June 30, 2006.

Restricted Stock: In addition, the 1997 Stock Incentive Plan provided for the grant of restricted stock which have been valued based on the quoted market price of the Company’s common stock at the date of grant. A summary of restricted stock activity as of June 30, 2006, and transactions during the six months then ended is presented below:

	1997 Stock Incentive Plan
	Shares	Weighted Average Price
Nonvested at December 31, 2005	242,444	$20.48
Granted	23,500	38.11
Vested	(69,764)	18.30

Nonvested at June 30, 2006	196,180	$23.36

The Company recorded expense of $357,000 and $452,000 for the three months ended June 30, 2006 and 2005, respectively, related to restricted stock, with a related deferred income tax benefit of $135,000 and $171,000, respectively. For the year-to-date ended June 30, 2006 and 2005, the Company recorded expense of $1,094,000 and $903,000, respectively, related to restricted stock, with a related deferred income tax benefit of $414,000 and $341,000, respectively. As of June 30, 2006, there was $1.9 million of total unrecognized compensation cost related to nonvested restricted stock awards. These awards have a requisite service period of 1.41 years from the date of grant. The Company has typically funded options, restricted stock obligations and performance share obligations through original issue shares.

2004 Stock Appreciation Rights Plan: The Energen 2004 Stock Appreciation Rights Plan provided for the payment of cash incentives measured by the long-term appreciation of Company stock. These awards are liability awards which settle in cash and are re-measured each reporting period until settlement. These awards have a three year requisite service period. Awards granted prior to January 1, 2006 were valued using the intrinsic value method. There were no awards granted in 2006 or 2005. For the three months ended June 30, 2006 and 2005, the Company recorded expense of $123,000 and $341,000, respectively, associated with stock appreciation rights. For the year-to-date ended June 30, 2006 and 2005, the Company recorded expense of $117,000 and $609,000, respectively, associated with stock appreciation rights.

2005 Petrotech Incentive Plan: The Energen Resources’ 2005 Petrotech Incentive Plan provided for the grant of restricted stock units which may include market conditions. These awards are liability awards which settle in cash and are re-measured each reporting period until settlement. Effective January 1, 2006, the fair value of the restricted stock units with a market condition was calculated using a Monte Carlo approach. Restricted stock units with service conditions were valued based on the Company’s stock price at the end of the period adjusted to remove the present value of future dividends. Prior to the implementation of SFAS 123R, these awards were valued using the Company’s common stock price at each period end.

During 2006, Energen Resources awarded 26,440 performance units of which 22,905 included a market condition. Energen Resources awarded 23,460 performance units in 2005 of which 11,730 included a market condition. The Company recognized expense of $25,000 and $270,000 during the three months and six months ended June 30, 2006, respectively, related to these performance units.

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

Shareholder Rights Plan: On June 24, 1998, the Company adopted a Shareholder Rights Plan (the 1998 Plan) designed to protect shareholders from coercive or unfair takeover tactics. Under certain circumstances, the 1998

Plan provides shareholders with the right to acquire the Company’s Series 1998 Junior Participating Preferred Stock (or, in certain cases, securities of an acquiring person) at a significant discount. Terms and conditions are set forth in a Rights Agreement between the Company and its Rights Agent. Under the 1998 Plan, one half of a right is associated with each outstanding share of common stock. Rights outstanding under the 1998 Plan at December 31, 2005, were convertible into 734,933 shares of Series 1998 Junior Participating Preferred Stock (1/100 share of preferred stock for each full right) subject to adjustment upon occurrence of certain take-over related events. No rights were exercised or exercisable during the period. The price at which the rights would be exercised is $35 per right, subject to adjustment upon occurrence of certain take-over related events. In general, absent certain take-over related events as described in the Plan, the rights may be redeemed prior to the July 27, 2008 expiration for $0.01 per right.

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

4. DERIVATIVE COMMODITY INSTRUMENTS

Energen Resources Corporation, Energen’s oil and gas subsidiary, periodically enters into derivative commodity instruments that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge its exposure to price fluctuations on oil, natural gas and natural gas liquids production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Such instruments may include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange (NYMEX) and over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. In some contracts, the amount of credit allowed before collateral must be posted for out-of-the-money hedges varies depending on the credit rating of the Company or Alagasco. In cases where this arrangement exists, generally the credit ratings must be maintained at investment grade status to have any available counterparty credit. Adverse changes to the Company’s or Alagasco’s credit rating results in decreasing amounts of credit available under these contracts. The counterparties for these contracts do not extend credit to the Company or Alagasco in the event credit ratings are below investment grade. At June 30, 2006, Energen Resources was in a net loss position with all counterparties but was not required to post collateral. Energen Resources used various counterparties for its over-the-counter derivatives as of June 30, 2006. The Company believes the creditworthiness of these counterparties is satisfactory.

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

As of June 30, 2006, $20 million, net of tax, of deferred net losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified to operating revenues during the next 12-month period. The actual amount that will be reclassified to earnings over the next year could vary materially from this amount due to changes in market conditions. Gains and losses on derivative instruments that are not accounted for as cash flow hedge transactions, as well as the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges, are included in operating revenues in the consolidated financial statements. For the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges, Energen Resources recorded a $0.4 million after-tax gain for the three months ended June 30, 2006, and a $1.3 million after-tax loss year-to-date. As of June 30, 2006, all of the Company’s hedges met the definition of a cash flow hedge. The Company had $24.5 million and $56.5 million included in current and noncurrent deferred income taxes on the consolidated balance sheets related to derivative items included in OCI as of June 30, 2006 and December 31, 2005, respectively. At June 30, 2006, and December 31, 2005, the Company had $39.8 million and $145.9 million, respectively, of current losses recorded in accounts payable and $32.6 million and $11.9 million, respectively, of non-current losses recorded in deferred credits and other liabilities related to derivative contracts. The Company also had $1.6 million of current gains recorded in prepayments and other related to derivative contracts as of June 30, 2006.

Energen Resources entered into the following transactions for the remainder of 2006 and subsequent years:

Production Period	Total Hedged Volumes	Average Contract Price	Description
Natural Gas
2006	8.0 Bcf	$8.05 Mcf	NYMEX Swaps
	10.8 Bcf	$6.46 Mcf	Basin Specific Swaps
2007	8.0 Bcf	$9.48 Mcf	NYMEX Swaps
	22.1 Bcf	$8.11 Mcf	Basin Specific Swaps
Oil
2006	1,395 MBbl	$52.68 Bbl	NYMEX Swaps
2007	2,716 MBbl	$70.01 Bbl	NYMEX Swaps
2008	1,500 MBbl	$63.86 Bbl	NYMEX Swaps
2009	900 MBbl	$56.25 Bbl	NYMEX Swaps
Oil Basis Differential
2006	946 MBbl	*	Basis Swaps
2007	1,768 MBbl	*	Basis Swaps
2008	600 MBbl	*	Basis Swaps
Natural Gas Liquids
2006	15.1 MMGal	$0.56 Gal	Liquids Swaps
2007	10.1 MMGal	$0.80 Gal	Liquids Swaps

*	Average contract prices are not meaningful due to the varying nature of each contract.

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

On December 4, 2000, the APSC authorized Alagasco to engage in energy risk-management activities to manage the utility’s cost of gas supply. As required by SFAS No. 133, Alagasco recognizes all derivatives as either assets or liabilities on the balance sheet with a corresponding regulatory asset or liability. Any gains or losses are passed through to customers using the mechanisms of the GSA in compliance with Alagasco’s APSC-approved tariff. In accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” at June 30, 2006, Alagasco recognized a $6.1 million loss as a liability in accounts payable with a corresponding current regulatory asset of $6.1 million representing the fair value of derivatives. At December 31, 2005, Alagasco recognized a $6.3 million loss as a liability in accounts payable with a corresponding current regulatory asset of $6.3 million representing the fair value of derivatives.

5. RECONCILIATION OF EARNINGS PER SHARE

(in thousands, except per share amounts)	Three months ended June 30, 2006			Three months ended June 30, 2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS	$49,601	73,028	$0.68	$37,573	73,017	$0.51
Effect of Dilutive Securities
Performance share awards		426			331
Stock options		340			376
Restricted stock		108			58

Diluted EPS	$49,601	73,902	$0.67	$37,573	73,782	$0.51

(in thousands, except per share amounts)	Six months ended June 30, 2006			Six months ended June 30, 2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS	$137,095	73,148	$1.87	$96,619	72,985	$1.32
Effect of Dilutive Securities
Performance share awards		382			320
Stock options		344			366
Restricted stock		104			55

Diluted EPS	$137,095	73,978	$1.85	$96,619	73,726	$1.31

For the three months and six months ended June 30, 2006 and 2005, the Company had no options that were excluded from the computation of diluted EPS. For the three months ended June 30, 2006 and 2005, the Company had no shares of non-vested restricted stock that were excluded from the computation of diluted EPS. For the six months ended June 30, 2006, the Company had 13,500 shares of non-vested restricted stock that were excluded from the computation of diluted EPS, as their effect were non-dilutive. There were no shares of non-vested restricted stock excluded from the computation of diluted EPS for the year-to-date ended June 30, 2005.

6. SEGMENT INFORMATION

The Company principally is engaged in two business segments: the purchase, distribution and sale of natural gas in central and north Alabama (natural gas distribution) and the acquisition, development, exploration and production of oil and gas in the continental United States (oil and gas operations).

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2006	2005	2006	2005
Operating revenues from continuing operations
Oil and gas operations	$169,178	$134,941	$338,697	$238,342
Natural gas distribution	113,196	107,197	431,819	365,325
Eliminations and other	—	(513)	—	(1,034)

Total	$282,374	$241,625	$770,516	$602,633

Operating income (loss) from continuing operations
Oil and gas operations	$87,138	$65,369	$175,677	$104,346
Natural gas distribution	2,711	5,630	66,438	72,034
Eliminations and corporate expenses	(551)	(251)	(1,082)	(502)

Total	$89,298	$70,748	$241,033	$175,878

Other income (expense)
Oil and gas operations	$(8,723)	$(8,052)	$(18,010)	$(16,148)
Natural gas distribution	(3,619)	(3,360)	(7,258)	(6,961)
Eliminations and other	(41)	137	186	249

Total	$(12,383)	$(11,275)	$(25,082)	$(22,860)

Income from continuing operations before income taxes	$76,915	$59,473	$215,951	$153,018

(in thousands)	June 30, 2006	December 31, 2005
Identifiable assets
Oil and gas operations	$1,631,675	$1,637,244
Natural gas distribution	848,772	946,819

Subtotal	2,480,447	2,584,063
Eliminations and other	34,219	34,163

Total	$2,514,666	$2,618,226

7. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following:

(in thousands)	Three months ended June 30, 2006	Three months ended June 30, 2005
Net Income	$49,601	$37,573
Other comprehensive income (loss):
Current period change in fair value of derivative instruments, net of tax of $1.7 million and $4 million	2,694	6,506
Reclassification adjustment, net of tax of $1 million and $8.6 million	1,679	14,108

Comprehensive Income	$53,974	$58,187

(in thousands)	Six months ended June 30, 2006	Six months ended June 30, 2005
Net Income	$137,095	$96,619
Other comprehensive income (loss):
Current period change in fair value of derivative instruments, net of tax of $23.9 million and ($39.6) million	38,937	(64,565)
Reclassification adjustment, net of tax of $8 million and $15.2 million	13,123	24,736

Comprehensive Income	$189,155	$56,790

Accumulated other comprehensive loss consisted of the following:

(in thousands)	June 30, 2006	December 31, 2005
Unrealized loss on hedges, net of tax of ($24.5) million and ($56.5) million	$(40,052)	$(92,112)
Minimum pension liability, net of tax of ($7.4) million and ($7.4) million	(13,707)	(13,707)

Accumulated Other Comprehensive Loss	$(53,759)	$(105,819)

8. LONG-LIVED ASSETS AND DISCONTINUED OPERATIONS

The Company applies SFAS No. 144, which retains the previous asset impairment requirements of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” for loss recognition when the carrying value of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In addition, SFAS No. 144 requires that gains and losses on the sale of certain oil and gas properties and write-downs of certain properties held-for-sale be reported as discontinued operations, with income or loss from operations of the associated properties reported as income or loss from discontinued operations. The results of operations for held-for-sale properties are reclassified and reported as discontinued operations for prior periods in accordance with SFAS No. 144. Energen Resources may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. All assets held-for-sale must be reported at the lower of the carrying amount or fair value. Energen Resources had no property sales during the three months ended June 30, 2006 and 2005 or the year-to-date ended June 30, 2006. In the six months ended June 30, 2005, Energen Resources recorded a pre-tax gain of $178,000 primarily from a property sale located in the Permian Basin.

The following are the results of operations from discontinued operations:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2006	2005	2006	2005
Oil and gas revenues (expenses)	$(2)	$35	$(2)	$71

Pretax income (loss) from discontinued operations	$(1)	$22	$(12)	$(9)
Income tax expense (benefit)	—	9	(4)	(3)

Income (Loss) From Discontinued Operations	(1)	13	(8)	(6)

Gain (loss) on disposal of discontinued operations	—	(20)	—	178
Income tax expense (benefit)	—	(7)	—	68

Gain (Loss) on Disposal of Discontinued Operations	—	(13)	—	110

Total Income (Loss) From Discontinued Operations	$(1)	$—	$(8)	$104

Diluted Earnings Per Average Common Share
Income (Loss) from Discontinued Operations	$—	$—	$—	$—
Gain (Loss) on Disposal of Discontinued Operations	—	—	—	—

Total Income (Loss) from Discontinued Operations	$—	$—	$—	$—

Basic Earnings Per Average Common Share
Income (Loss) from Discontinued Operations	$—	$—	$—	$—
Gain (Loss) on Disposal of Discontinued Operations	—	—	—	—

Total Income (Loss) from Discontinued Operations	$—	$—	$—	$—

9. EMPLOYEE BENEFIT PLANS

The components of net pension expense for the Company’s two defined benefit non-contributory pension plans were:

(in thousands)	Plan A		Plan B
	Three Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$1,562	$1,544	$157	$155
Interest cost	1,934	1,886	355	351
Expected long-term return on assets	(2,432)	(2,199)	(565)	(540)
Actuarial loss	815	687	47	31
Prior service cost amortization	11	59	94	94

Net periodic expense	$1,890	$1,977	$88	$91

(in thousands)	Plan A		Plan B
	Six Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$3,124	$3,089	$313	$309
Interest cost	3,869	3,772	710	703
Expected long-term return on assets	(4,865)	(4,398)	(1,129)	(1,079)
Actuarial loss	1,631	1,374	93	61
Prior service cost amortization	22	117	189	189

Net periodic expense	$3,781	$3,954	$176	$183

The Company is not required to make pension contributions in 2006. The Company will reevaluate discretionary contributions during 2006 in light of the Pension Protection Act of 2006 that is currently awaiting the signature of President Bush.

The components of net periodic post-retirement benefit expense for the Company’s post-retirement benefit plans were:

(in thousands)	Salaried Employees		Union Employees
	Three Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$145	$231	$150	$124
Interest cost	394	492	508	515
Expected long-term return on assets	(485)	(425)	(740)	(658)
Actuarial gain	(204)	(32)	(69)	(36)
Prior service cost amortization	—	—	—	1
Transition amortization	171	171	309	321

Net periodic expense	$21	$437	$158	$267

(in thousands)	Salaried Employees		Union Employees
	Six Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$304	$462	$304	$249
Interest cost	813	985	1,029	1,030
Expected long-term return on assets	(961)	(851)	(1,468)	(1,317)
Actuarial gain	(345)	(64)	(96)	(73)
Prior service cost amortization	—	—	—	2
Transition amortization	341	341	617	643

Net periodic expense	$152	$873	$386	$534

For the three months and six months ended June 30, 2006, the Company made contributions aggregating $0.3 million and $1 million, respectively, to the post-retirement benefit plan assets. The Company expects to make additional discretionary contributions of approximately $1 million through the remainder of 2006.

10. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Certain of Alagasco’s long-term gas procurement contracts for the supply, storage and delivery of natural gas include fixed charges of approximately $219 million through October 2015. Alagasco also is committed to purchase minimum quantities of gas at market-related prices or to pay certain costs in the event the minimum quantities are not taken. These purchase commitments are 156.5 Bcf through April 2015.

Alagasco purchases gas as an agent for certain of its large commercial and industrial customers. Alagasco has in certain instances provided commodity-related guarantees to the counterparties in order to facilitate these agency purchases. Liabilities existing for gas delivered to customers subject to these guarantees are included in the consolidated balance sheet. In the event the customer for whom the guarantee was entered fails to take delivery of the gas, Alagasco can sell such gas for the customer, with the customer liable for any resulting loss. Although the substantial majority of purchases under these guarantees are for the customers’ current monthly consumption and are at current market prices, in some instances, the purchases are for an extended term at a fixed price. At June 30, 2006, the fixed price purchases under these guarantees had a maximum term outstanding through May 2007 and an aggregate purchase price of $10.6 million with a market value of $9.3 million.

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

Cochran County, Texas

In January 2005, a lawsuit was tried in Cochran County, Texas in which the plaintiff alleged preferential purchase right claims against Energen Resources with respect to certain properties acquired by Energen Resources in 2002. The jury rendered a verdict in Energen Resources’ favor on all counts. Subsequently, in March 2005, the Judge issued a decision overruling the jury verdict. Energen Resources’ appealed the Judge’s order to the Court of Appeals for the Seventh District of Texas. In May 2006, the Court of Appeals reversed the Judge’s decision and entered a judgment in favor of Energen Resources. The Company has been advised that the plaintiff will appeal this decision to the Texas Supreme Court.

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

11. REGULATORY ASSETS AND LIABILITIES

The following table details regulatory assets and liabilities on the balance sheets:

(in thousands)	June 30, 2006		December 31, 2005
	Current	Noncurrent	Current	Noncurrent
Regulatory assets:
Pension asset	$—	$22,807	$—	$22,807
Accretion and depreciation for asset retirement obligation	—	10,674	—	10,183
Gas supply adjustment	3,875	—	—	—
Risk management activities	6,135	—	6,291	—
Other	342	275	342	446

Total regulatory assets	$10,352	$33,756	$6,633	$33,436

Regulatory liabilities:
Enhanced stability reserve	$3,910	$—	$3,690	$—
Gas supply adjustment	—	—	22,326	—
RSE adjustment	587	—	2,943	—
Unbilled service margin	4,883	—	24,537	—
Asset removal costs, net	—	109,666	—	105,404
Asset retirement obligation	—	13,838	—	13,451
Other	—	923	—	953

Total regulatory liabilities	$9,380	$124,427	$53,496	$119,808

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

13. RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD (FASB)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48).” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The impact of this Interpretation on the Company is currently being evaluated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Energen’s net income totaled $49.6 million ($0.67 per diluted share) for the three months ended June 30, 2006 and compared favorably with net income of $37.6 million ($0.51 per diluted share) for the same period in the prior year. Energen Resources Corporation, Energen’s oil and gas subsidiary, had net income and net income from continuing operations for the three months ended June 30, 2006, of $50.4 million compared with $36.4 million in the same quarter in the previous year. Significantly higher commodity prices (approximately $18 million after-tax) and increased production volumes (approximately $4 million after-tax) were partially offset by increased lease operating expenses (approximately $4 million after-tax) and increased administrative expenses (approximately $2 million after-tax). Energen’s natural gas utility, Alagasco, reported a net loss of $0.5 million in the second quarter of 2006 compared to net income of $1.1 million in the same period last year primarily reflecting a decrease in customer usage driven by the high price of natural gas and warmer weather partially offset by the utility’s ability to earn on a higher level of equity.

For the 2006 year-to-date, Energen’s net income totaled $137.1 million ($1.85 per diluted share) and compared favorably to net income of $96.6 million ($1.31 per diluted share) for the same period in the prior year. Energen Resources had net income for the six months ended June 30, 2006, of $100.2 million as compared with $56 million in the previous period. Energen Resources generated income from continuing operations of $100.2 million in the current year-to-date as compared with $55.9 million in the same period last year primarily as a result of higher commodity prices (approximately $55 million after-tax) and increased production volumes (approximately $8 million after-tax) partially offset by the impact of increased lease operating expenses (approximately $11 million after-tax), higher production taxes (approximately $2 million after-tax), increased DD&A expense (approximately $2 million after-tax) and increased administrative expenses (approximately $2 million after-tax). Alagasco’s net income of $36.8 million in the current year-to-date compared to net income of $40.1 million in the same period in the previous year largely for the same reasons affecting the second quarter results.

Oil and Gas Operations

Revenues from oil and gas operations rose 25.9 percent to $169.2 million for the three months ended June 30, 2006 and 42.7 percent to $338.7 million in the year-to-date largely as a result of increased commodity prices as well as the impact of higher production volumes. During the current quarter, revenue per unit of production for natural gas rose 8.5 percent to $6.75 per thousand cubic feet (Mcf), while oil revenue per unit of production increased 54.4 percent to $51.92 per barrel. Natural gas liquids revenue per unit of production increased 32.7 percent to an average price of $0.69 per gallon. In the year-to-date, revenue per unit of production for natural gas increased 31.9 percent to $7.16 per Mcf, oil revenue per unit of production increased 48.8 percent to $48.93 per barrel and natural gas liquids revenue per unit of production rose 23.1 percent to $0.64 per gallon.

Production increased primarily due to additional development activities in the San Juan Basin, accelerated workovers due to milder winter weather and increased volumes related to the prior year purchase of Permian Basin oil properties. Energen Resources acquired an estimated 21.9 million barrels of proved oil reserves in the Permian Basin in the fourth quarter of 2005. Negatively affecting production were normal production declines. Natural gas production from continuing operations in the second quarter rose 3.6 percent to 15.7 billion cubic feet (Bcf), while oil volumes increased 7.8 percent to 914 thousand barrels (MBbl) and natural gas liquids production increased 8.1 percent to 20.1 million gallons (MMgal). For the year-to-date, natural gas production from continuing operations increased 4 percent to 31.1 Bcf, oil volumes rose 10 percent to 1,832 MBbl and natural gas liquids production increased 6.7 percent to 36.7 MMgal. Natural gas comprised approximately 65 percent of Energen Resources’ production for the current quarter and the year-to-date.

Energen Resources periodically enters into derivative commodity instruments that qualify as cash flow hedges under Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge its exposure to price fluctuations to its estimated oil, natural gas and natural gas liquids production. Energen Resources applies SFAS No. 133 which requires all derivatives to be recognized on the balance sheet and measured at fair value. If a derivative is designated as a cash flow hedge, the effectiveness of the hedge, or the degree that the gain (loss) for the hedging instrument offsets the loss (gain) on the hedged item is measured at each reporting period. The effective portion of the gain or loss on the derivative instrument is recognized in other comprehensive income (OCI) as a component of equity and subsequently reclassified into earnings as operating revenues when the forecasted transaction affects earnings. The ineffective portion of a derivative’s change in fair value is required to be recognized in operating revenues immediately. Derivatives that do not qualify for hedge treatment under SFAS No. 133 must be recorded at fair value with gains or losses recognized in operating revenues in the period of change. For the three months and six months ended June 30, 2006, the Company recorded a $0.4 million after-tax gain and a $1.3 million after-tax loss, respectively, on open and closed contracts for the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges.

Operations and maintenance (O&M) expense increased $10.1 million for the quarter and $20.8 million in the year-to-date. Lease operating expenses (excluding production taxes) increased by $6.3 million for the quarter and $17.4 million year-to-date primarily due to accelerated maintenance expenses in the San Juan Basin, higher transportation costs, overall price increases related to higher commodity prices and the December 2005 acquisition of Permian Basin oil properties. Administrative expense increased $2.6 million for the three months ended June 30, 2006 and $2.4 million year-to-date largely due labor-related costs. Exploration expense rose $1.2 million in the second quarter and $1 million in the year-to-date primarily due to increased exploratory efforts.

Energen Resources’ DD&A expense for the quarter increased $1.1 million and rose $3.6 million year-to-date. The average depletion rate for the current quarter and the same period a year ago was $0.96 per Mcfe. For the six months ended June 30, 2006, the average depletion rate was $0.97 per Mcfe as compared to $0.95 per Mcfe in the previous period. The increase in the year-to-date rate was largely due to a higher depletion rate on oil properties purchased in the Permian Basin in December 2005 partially offset by increased production in lower rate areas.

Energen Resources’ expense for taxes other than income taxes primarily reflected production-related taxes that were $0.9 million higher this quarter and $3.8 million higher year-to-date largely due to increased commodity prices and production.

Energen Resources may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. With respect to developed properties, sales may occur as a result of, but not limited to, disposing of non-strategic or marginal assets and accepting offers where the buyer gives greater value to a property than does Energen Resources. The Company is required to reflect gains and losses on the dispositions of these assets, the writedown of certain properties held-for-sale, and income or loss from the operations of the associated held-for-sale properties as discontinued operations under the provisions of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Energen Resources had no property sales during the three months ended June 30, 2006 and 2005 or the year-to-date ended June 30, 2006. In the six months ended June 30, 2005, Energen Resources recorded a pre-tax gain of $178,000 primarily from a property sale located in the Permian Basin.

Natural Gas Distribution

Natural gas distribution revenues increased $6 million for the quarter largely due to an increase in commodity gas costs partially offset by a decrease in weather related usage. Weather that was 24.7 percent warmer than the same period last year contributed to a 21 percent decline in residential sales volumes and a 13.6 percent decrease in commercial and industrial customer sales volumes. Transportation volumes decreased 3 percent in period comparisons. Revenues for the year-to-date rose $66.5 million primarily due to an increase in the commodity cost of gas partially offset by a decrease in usage. Weather that was 4.9 percent warmer than in the previous period along with customer conservation related to higher gas costs contributed to a 12.8 percent decrease in residential sales volumes. Commercial and industrial customer sales volumes decreased 8.8 percent while transportation volumes decreased 2.9 percent in period comparisons. An increase in gas costs partially offset by a decline in gas purchase volumes resulted in a 13.5 percent increase in cost of gas for the quarter and a 33.8 percent increase in the year-to-date. Utility gas costs include commodity cost, risk management gains and losses and the provisions of the GSA rider. The GSA rider in Alagasco’s rate schedule provides for a pass-through of gas price fluctuations to customers without markup. Alagasco’s tariff provides a temperature adjustment to certain customers’ bills designed to substantially remove the effect of departures from normal temperatures. The temperature adjustment applies primarily to residential, small commercial and small industrial customers.

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

O&M expense increased 3.5 percent in the current quarter and 7 percent in the six months ended June 30, 2006 primarily due to increased bad debt expense and distribution maintenance expenses partially offset by decreased labor-related expenses. A 2.7 percent increase in depreciation expense in the current quarter and a 3 percent increase in the year-to-date was primarily due to normal replacement of the utility’s distribution and support systems. Taxes other than income taxes primarily reflected various state and local business taxes as well as payroll-related taxes. State and local business taxes generally are based on gross receipts and fluctuate accordingly.

Non-Operating Items

Interest expense for the Company increased $0.8 million in the second quarter and $2.3 million year-to-date primarily due to an increase in short-term borrowings related to the December 2005 purchase of Permian Basin oil properties at Energen Resources and an increase in storage inventory at Alagasco. Also influencing interest expense was an increase in interest rates associated with Energen’s $100 million Floating Rate Senior Notes issued in November 2004. An increase in interest expense related to Alagasco’s issuance of $80 million of long-term debt in November 2005 was largely offset by the redemption of $56.7 million and $18 million of long-term debt by Alagasco in December 2005 and August 2005, respectively. Income tax expense for the Company increased $5.4 million in the current quarter and $22.3 million in the year-to-date largely due to higher pre-tax income.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires a fair value based method of accounting using pricing models that reflect the specific economics of a company’s transactions. This statement was effective for the first annual reporting period beginning after June 15, 2005. The Company prospectively adopted the fair value recognition provisions of SFAS No. 123 as amended, which provided methods of transition for a voluntary change to the fair value base method of accounting for stock-based employee compensation effective January 1, 2003. The Company adopted SFAS No. 123R using the modified prospective application method for new awards effective January 1, 2006. The adoption of SFAS No. 123R did not have a significant impact on the financial condition or results of operations of the Company (See Note 2, Stock-Based Compensation, in the Notes to Unaudited Condensed Financial Statements).

FINANCIAL POSITION AND LIQUIDITY

Cash flows from operations for the year-to-date were $283.3 million as compared to $253.3 million in the prior period. Operating cash flow benefited from higher realized commodity prices and production volumes at Energen Resources. The Company’s working capital needs were also highly influenced by throughput, changes in weather, and timing of payments. Working capital needs at Alagasco were primarily affected by increased gas costs and storage gas inventory compared to the prior period.

The Company had a net outflow of cash from investing activities of $134.3 million for the six months ended June 30, 2006 primarily due to additions of property, plant and equipment. Energen Resources invested $95.6 million in capital expenditures primarily related to the development of oil and gas properties. Utility capital expenditures totaled $39.9 million in the year-to-date and primarily represented expansion and replacement of its distribution system and support facilities.

The Company used $146.1 million for financing activities in the year-to-date primarily due to the repayment of short-term borrowings, dividends paid to common shareholders, the buy-back of Energen common stock under its stock repurchase plan and the issuance of common stock through stock-based compensation plans and through the dividend reinvestment and direct stock purchase plan.

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

In May 2006, Energen began buying-back shares of Energen common stock under its existing stock repurchase plan. Energen announced in June 2006, that the Board of Directors authorized an additional 9 million shares of Energen common stock for repurchase. Through July 2006, the Company purchased 1,018,000 shares of Energen common stock at an average price of $34.35 per share. To finance the stock buy-back, the Company expects to use internally generated cash flow.

Over the five-year planning period ending December 31, 2010, Energen Resources plans to spend approximately $395 million for development of existing properties and $50 million for exploratory and other activities. In 2006, Energen Resources plans to invest approximately $177 million in capital expenditures primarily for development and exploratory activities. As of December 31, 2005, the estimated amount of 2006 development of previously identified proved undeveloped reserves was approximately $87 million. Approximately $9 million is estimated for 2006 exploratory exposure. Capital investment at Energen Resources in 2007 is currently expected to approximate $98 million for development and exploration. Of this $98 million, development of previously identified proved undeveloped reserves is estimated to be $71 million and exploratory exposure is estimated to be $6 million. The Company is also considering additional development capital investments relative to current estimates of $55 million to $75 million for 2007 to accelerate development of its proved undeveloped reserves.

Notwithstanding the estimated expenditures mentioned above, as an acquisition oriented company, Energen Resources continually evaluates acquisition opportunities which arise in the marketplace and from time to time will pursue acquisitions that meet Energen’s acquisition criteria which could result in capital expenditures different than those outlined above. The Company is prepared to invest up to $1 billion over the next five years in addition to the estimates given above for property acquisitions that meet Energen’s acquisition criteria. In addition, Energen Resources may conduct limited exploration activities primarily in areas in which it has operations and remains open to considering exploration activities which complement its core expertise and meet its investment requirements. To finance Energen Resources’ investment program, the Company expects primarily to utilize its short-term credit facilities to supplement internally generated cash flow. The Company may also periodically issue long-term debt and equity to replace short-term obligations, enhance liquidity and provide for permanent financing. Energen currently has available short-term credit facilities aggregating $410 million to help finance its growth plans and operating needs. Energen Resources’ continued ability to invest in property acquisitions is subject to market conditions and industry trends.

Energen Resources has raised production estimates from proved reserves for 2006 to approximately 94 Bcfe and currently expects 2007 production to approximate 89 Bcfe. The Company expects to increase current 2007 production estimates by 2.5 Bcfe to 3.5 Bcfe if the aforementioned increase to development capital spending in 2007 occurs.

As of July 2006, Energen Resources had leased approximately 151,000 acres in order to pursue the exploration and development of various shale formations across north-central Alabama. The Company plans to drill additional wells on the acreage over the next 24 months and will be applying various drilling, completions and stimulation techniques in order to ascertain the optimum combination for production. The Company considers reserves and associated production related to shale to be a potential resource; as such, neither production amounts or reserve amounts associated with shale potential are included in the estimates above.

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

Energen Resources hedges its exposure to estimated commodity production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Such instruments may include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange (NYMEX) and over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. In some contracts, the amount of credit allowed before collateral must be posted for out-of-the-money hedges varies depending on the credit rating of the Company or Alagasco. In cases where this arrangement exists, generally the credit ratings must be maintained at investment grade status to have any available counterparty credit. Adverse changes to the Company’s credit rating will result in decreasing amounts of credit available under these contracts. The counterparties for these contracts do not extend credit to the Company in the event credit ratings are below investment grade. At June 30, 2006, Energen Resources was in a net loss position with all counterparties but was not required to post collateral. Energen Resources used various counterparties for its over-the-counter derivatives as of June 30, 2006. The Company believes the creditworthiness of these counterparties is satisfactory. These hedge transactions are pursuant to standing authorizations by the Board of Directors, which do not permit speculative positions.

Energen Resources entered into the following transactions for the remainder of 2006 and subsequent years:

Production Period	Total Hedged Volumes	Average Contract Price	Description
Natural Gas
2006	8.0 Bcf	$8.05 Mcf	NYMEX Swaps
	10.8 Bcf	$6.46 Mcf	Basin Specific Swaps
2007	8.0 Bcf	$9.48 Mcf	NYMEX Swaps
	22.1 Bcf	$8.11 Mcf	Basin Specific Swaps
	*3.4 Bcf	$9.32 Mcf	NYMEX Swaps
	*0.6 Bcf	$9.08 Mcf	Basin Specific Swaps
Oil
2006	1,395 MBbl	$52.68 Bbl	NYMEX Swaps
2007	2,716 MBbl	$70.01 Bbl	NYMEX Swaps
2008	1,500 MBbl	$63.86 Bbl	NYMEX Swaps
	*420 MBbl	$77.70 Bbl	NYMEX Swaps
2009	900 MBbl	$56.25 Bbl	NYMEX Swaps
Oil Basis Differential
2006	946 MBbl	**	Basis Swaps
2007	1,768 MBbl	**	Basis Swaps
2008	600 MBbl	**	Basis Swaps
	*420 MBbl	**	Basis Swaps
Natural Gas Liquids
2006	15.1 MMGal	$0.56 Gal	Liquids Swaps
2007	10.1 MMGal	$0.80 Gal	Liquids Swaps
	*31.8 MMGal	$0.98 Gal	Liquids Swaps

*	Contracts entered into subsequent to June 30, 2006.
**	Average contract prices are not meaningful due to the varying nature of each contract.

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

Alagasco maintains an investment in storage gas that is expected to average approximately $73 million in 2006 but will vary depending upon the price of natural gas. During 2006 and 2007, Alagasco plans to invest $71 million and $65 million, respectively, in utility capital expenditures for normal distribution and support systems. Over the Company’s five-year planning period ending December 31, 2010, Alagasco anticipates capital investments of approximately $331 million. The utility anticipates funding these capital requirements through internally generated capital and the utilization of short-term credit facilities. In January 2005, Alagasco issued $80 million in long-term debt to repay amounts drawn on short-term credit facilities for capital expenditures and to refinance $30 million of Medium-Term Notes recalled by Alagasco in April 2004. In November 2005, Alagasco issued an additional $80 million of long-term debt. This debt largely refinanced $18 million of Medium-Term Notes maturing June 27, 2007 to July 5, 2022 and $56.7 million of long-term debt maturing June 15, 2015 to June 27, 2025 recalled by Alagasco in August 2005 and December 2005, respectively.

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

Contractual Cash Obligations and Other Commitments

In the course of ordinary business activities, Energen enters into a variety of contractual cash obligations and other commitments. The following table summarizes the Company’s significant contractual cash obligations, other than hedging contracts, as of June 30, 2006.

	Payments Due before December 31,
(in thousands)	Total	2006	2007 & 2008	2009 & 2010	2011 & Thereafter
Short-term debt	$54,000	$54,000	$—	$—	$—
Long-term debt (1)	699,324	15,000	110,000	150,000	424,324
Interest payments on debt (2)	545,372	44,898	82,039	76,139	342,296
Purchase obligations (3)	218,809	23,765	95,622	70,218	29,204
Capital lease obligations	—	—	—	—	—
Operating leases	48,151	1,993	7,093	6,355	32,710

Total contractual cash obligations	$1,565,656	$139,656	$294,754	$302,712	$828,534

(1)	Long-term cash obligations include $1.3 million of unamortized debt discounts as of June 30, 2006.
(2)	Includes interest on fixed rate debt and an estimate of adjustable rate debt. The adjustable rate interest is calculated based on the indexed rate in effect at June 30, 2006.
(3)

Certain of the Company’s long-term gas procurement contracts for the supply, storage and delivery of natural gas include fixed charges of approximately $219 million through October 2015. The Company also is committed to purchase minimum quantities of gas at market-related prices or to pay certain costs in the event the minimum quantities are not taken. These purchase commitments are 156.5 Bcf through April 2015.

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

The Company has two defined non-contributory pension plans and provides certain post-retirement healthcare and life insurance benefits. The Company is not required to make any funding payments during 2006. The Company will reevaluate discretionary payments to its pension plans during 2006 in light of the Pension Protection Act of 2006 that is currently awaiting the signature of President Bush. The Company expects to make discretionary payments of approximately $1 million to post-retirement benefit program assets during the remainder of 2006.

Recent Pronouncements of the Financial Accounting Standards Board (FASB)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48).” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The impact of this Interpretation on the Company is currently being evaluated.

FORWARD LOOKING STATEMENTS

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

Third Party Facilities: The forward-looking statements assume generally uninterrupted access to third party oil and gas gathering, transportation, processing and storage facilities. Energen Resources relies upon such facilities for access to markets for its production. Alagasco relies upon such facilities for access to natural gas supplies. Such facilities are typically limited in number and geographically concentrated. An extended interruption of access to or service from these facilities, whether caused by weather events, natural disaster, accident, mechanical failure, criminal act or otherwise could result in material adverse financial consequences to Alagasco, Energen Resources and/or the Company.

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

SELECTED BUSINESS SEGMENT DATA

ENERGEN CORPORATION

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except sales price data)	2006	2005	2006	2005
Oil and Gas Operations
Operating revenues from continuing operations
Natural gas	$106,194	$94,401	$222,278	$162,001
Oil	47,475	28,499	89,617	54,804
Natural gas liquids	13,807	9,653	23,484	17,798
Other	1,702	1,875	3,318	2,705

Total	$169,178	$134,428	$338,697	$237,308

Production volumes from continuing operations
Natural gas (MMcf)	15,725	15,176	31,052	29,858
Oil (MBbl)	914	848	1,832	1,666
Natural gas liquids (MMgal)	20.1	18.6	36.7	34.4
Production volumes from continuing operations (MMcfe)	24,076	22,911	47,285	44,767
Total production volumes (MMcfe)	24,075	22,919	47,284	44,825

Revenue per unit of production including effects of all derivative instruments
Natural gas (Mcf)	$6.75	$6.22	$7.16	$5.43
Oil (barrel)	$51.92	$33.63	$48.93	$32.89
Natural gas liquids (gallon)	$0.69	$0.52	$0.64	$0.52

Revenue per unit of production including effects of qualifying cash flow hedges
Natural gas (Mcf)	$6.75	$5.79	$7.16	$5.73
Oil (barrel)	$51.92	$33.63	$48.93	$32.89
Natural gas liquids (gallon)	$0.69	$0.52	$0.64	$0.52

Revenue per unit of production excluding effects of all derivative instruments
Natural gas (Mcf)	$6.02	$6.36	$7.00	$6.16
Oil (barrel)	$64.29	$47.65	$60.41	$46.55
Natural gas liquids (gallon)	$0.83	$0.64	$0.78	$0.64

Other data from continuing operations
Lease operating expense (LOE)
LOE and other	$31,622	$25,366	$65,484	$48,115
Production taxes	$12,759	$11,869	$25,852	$22,073

Total	$44,381	$37,235	$91,336	$70,188

Depreciation, depletion and amortization	$23,566	$22,458	$47,117	$43,470
Capital expenditures	$50,652	$48,024	$95,557	$88,509
Exploration expenditures	$1,417	$170	$1,526	$494
Operating income	$87,138	$65,369	$175,677	$104,346
Natural Gas Distribution
Operating revenues
Residential	$67,495	$64,778	$286,001	$242,932
Commercial and industrial	32,856	29,580	117,413	94,880
Transportation	10,261	10,245	22,996	23,274
Other	2,584	2,594	5,409	4,239

Total	$113,196	$107,197	$431,819	$365,325

Gas delivery volumes (MMcf)
Residential	3,295	4,170	14,980	17,183
Commercial and industrial	2,084	2,411	7,025	7,706
Transportation	11,589	11,942	24,948	25,683

Total	16,968	18,523	46,953	50,572

Other data
Depreciation and amortization	$10,933	$10,643	$21,679	$21,056
Capital expenditures	$21,590	$20,897	$40,435	$35,699
Operating income	$2,711	$5,630	$66,438	$72,034

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

The Company’s interest rate exposure as of June 30, 2006, was minimal since approximately 85 percent of long-term debt obligations were at fixed rates.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS*

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs**
April 1, 2006 through April 30, 2006	707	*		$35.45	—	2,150,700
May 1, 2006 through May 31, 2006	701 257,100	*	$ $	35.37 32.92	— 257,100	— 1,893,600
June 1, 2006 through June 30, 2006	420 711,900	*	$ $	34.81 34.54	— 711,900	— 10,181,700

Total	970,828			$34.11	969,000	10,181,700

*	Acquired in connection with tax withholdings and payment of exercise price on stock compensation plans.
**

By resolution adopted May 24, 1994, and supplemented by resolutions adopted April 26, 2000 and June 24, 2006, the Board of Directors authorized the Company to repurchase up to 12,564,400 shares of the Company’s common stock. The resolutions do not have an expiration date.

ITEM 6. EXHIBITS

31	(a)	- Section 302 Certificate required by Rule 13a-14(a) or Rule 15d-14(a)

31	(b)	- Section 302 Certificate required by Rule 13a-14(a) or Rule 15d-14(a)

32		- Section 906 Certificate pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGEN CORPORATION ALABAMA GAS CORPORATION

August 7, 2006	By	/s/ Wm. Michael Warren, Jr.
Wm. Michael Warren, Jr.
Chairman and Chief Executive Officer
of Energen Corporation, Chairman and Chief Executive Officer of Alabama Gas Corporation

August 7, 2006	By	/s/ G. C. Ketcham
G. C. Ketcham
Executive Vice President, Chief
Financial Officer and Treasurer of
Energen Corporation and Alabama Gas
Corporation

August 7, 2006	By	/s/ Grace B. Carr
Grace B. Carr
Vice President and Controller of Energen
Corporation

August 7, 2006	By	/s/ Paula H. Rushing
Paula H. Rushing
Vice President-Finance of Alabama Gas
Corporation

(This page intentionally left blank.)