Form 10-Q
period 2006-09-30
ENERGEN CORP; ALABAMA GAS CORP
filed 2006-11-07
CIK 277595, 3146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Energen Corporation	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Alabama Gas Corporation	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Energen Corporation	YES ☐ NO ☒
Alabama Gas Corporation	YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of November 1, 2006.

Energen Corporation	$0.01 par value	72,355,003 shares
Alabama Gas Corporation	$0.01 par value	1,972,052 shares

ENERGEN CORPORATION AND ALABAMA GAS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

ENERGEN CORPORATION

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2006	2005	2006	2005
Operating Revenues
Oil and gas operations	$171,516	$126,260	$510,213	$363,568
Natural gas distribution	71,195	64,421	503,014	429,746

Total operating revenues	242,711	190,681	1,013,227	793,314

Operating Expenses
Cost of gas	32,311	27,386	284,192	214,665
Operations and maintenance	78,836	67,818	231,720	195,127
Depreciation, depletion and amortization	35,676	34,215	104,472	98,741
Taxes, other than income taxes	19,338	19,523	73,450	65,867
Accretion expense	881	668	2,691	1,965

Total operating expenses	167,042	149,610	696,525	576,365

Operating Income	75,669	41,071	316,702	216,949

Other Income (Expense)
Interest expense	(12,267)	(11,600)	(37,810)	(34,794)
Other income	448	822	1,410	1,694
Other expense	(207)	(104)	(708)	(638)

Total other expense	(12,026)	(10,882)	(37,108)	(33,738)

Income From Continuing Operations Before Income Taxes	63,643	30,189	279,594	183,211
Income tax expense	22,346	11,116	101,194	67,619

Income From Continuing Operations	41,297	19,073	178,400	115,592

Discontinued Operations, net of taxes
Income (loss) from discontinued operations	2	3	(6)	(3)
Gain on disposal of discontinued operations	53	10	53	120

Income From Discontinued Operations	55	13	47	117

Net Income	$41,352	$19,086	$178,447	$115,709

Diluted Earnings Per Average Common Share
Continuing operations	$0.56	$0.26	$2.42	$1.57
Discontinued operations	—	—	—	—

Net Income	$0.56	$0.26	$2.42	$1.57

Basic Earnings Per Average Common Share
Continuing operations	$0.57	$0.26	$2.45	$1.58
Discontinued operations	—	—	—	0.01

Net Income	$0.57	$0.26	$2.45	$1.59

Dividends Per Common Share	$0.11	$0.10	$0.33	$0.30

Diluted Average Common Shares Outstanding	73,191	73,878	73,671	73,725

Basic Average Common Shares Outstanding	72,228	73,024	72,839	72,998

The accompanying notes are an integral part of these condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

ENERGEN CORPORATION

(Unaudited)

(in thousands)	September 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$5,675	$8,714
Accounts receivable, net of allowance for doubtful accounts of $13,964 at September 30, 2006, and $11,573 at December 31, 2005	188,415	285,765
Inventories, at average cost
Storage gas inventory	79,121	71,179
Materials and supplies	9,321	7,926
Liquified natural gas in storage	3,367	3,795
Regulatory asset	47,943	6,633
Deferred income taxes	91	72,113
Prepayments and other	29,449	22,366

Total current assets	363,382	478,491

Property, Plant and Equipment
Oil and gas properties, successful efforts method	2,081,515	1,930,291
Less accumulated depreciation, depletion and amortization	535,294	466,643

Oil and gas properties, net	1,546,221	1,463,648

Utility plant	1,045,507	999,011
Less accumulated depreciation	414,751	401,232

Utility plant, net	630,756	597,779

Other property, net	9,180	6,584

Total property, plant and equipment, net	2,186,157	2,068,011

Other Assets
Regulatory asset	11,110	33,436
Deferred charges and other	76,705	38,288

Total other assets	87,815	71,724

TOTAL ASSETS	$2,637,354	$2,618,226

The accompanying notes are an integral part of these condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

ENERGEN CORPORATION

(Unaudited)

(in thousands, except share and per share data)	September 30, 2006	December 31, 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Long-term debt due within one year	$—	$15,000
Notes payable to banks	42,000	153,000
Accounts payable	152,912	306,618
Accrued taxes	49,799	44,324
Customers’ deposits	19,471	20,767
Amounts due customers	16,950	6,181
Accrued wages and benefits	26,034	33,634
Regulatory liability	10,091	53,496
Royalties payable	25,140	27,569
Other	36,274	27,720

Total current liabilities	378,671	688,309

Long-term debt	682,949	683,236

Deferred Credits and Other Liabilities
Asset retirement obligation	52,333	50,270
Accrued benefit liability	14,700	15,739
Regulatory liability	126,677	119,808
Deferred income taxes	217,519	148,040
Other	13,637	20,146

Total deferred credits and other liabilities	424,866	354,003

Commitments and Contingencies
Shareholders’ equity
Preferred stock, cumulative $0.01 par value, 5,000,000 shares authorized	—	—
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized, 73,579,172 shares issued at September 30, 2006, and 73,493,337 shares issued at December 31, 2005	736	735
Premium on capital stock	408,581	394,861
Capital surplus	2,802	2,802
Retained earnings	757,629	603,314
Accumulated other comprehensive gain (loss), net of tax
Unrealized gain (loss) on hedges	31,840	(92,112)
Minimum pension liability	(7,735)	(13,707)
Deferred compensation on restricted stock	—	(2,123)
Deferred compensation plan	11,756	11,907
Treasury stock, at cost (2,203,231 shares at September 30, 2006, and 1,066,935 shares at December 31, 2005)	(54,741)	(12,999)

Total shareholders’ equity	1,150,868	892,678

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,637,354	$2,618,226

The accompanying notes are an integral part of these condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

ENERGEN CORPORATION

(Unaudited)

Nine months ended September 30, (in thousands)	2006	2005
Operating Activities
Net income	$178,447	$115,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	104,472	98,769
Deferred income taxes	62,298	46,960
Change in derivative fair value	(72)	22,476
Gain on sale of assets	(125)	(1,590)
Other, net	3,216	7,212
Net change in:
Accounts receivable, net	129,062	28,865
Inventories	(8,909)	(21,943)
Accounts payable	(36,839)	(13,700)
Amounts due customers	(30,767)	25,169
Other current assets and liabilities	(903)	4,799

Net cash provided by operating activities	399,880	312,726

Investing Activities
Additions to property, plant and equipment	(207,135)	(177,642)
Acquisitions, net of cash acquired	(4,334)	(5,457)
Proceeds from sale of assets	184	10,338
Other, net	(1,783)	(1,102)

Net cash used in investing activities	(213,068)	(173,863)

Financing Activities
Payment of dividends on common stock	(24,132)	(21,978)
Issuance of common stock	356	3,952
Purchase of treasury stock	(40,895)	(2,168)
Payment of long-term debt	(15,400)	(28,060)
Proceeds from issuance of long-term debt	—	80,000
Debt issuance costs	—	(1,865)
Net change in short-term debt	(111,000)	(135,000)
Other	1,220	—

Net cash used in financing activities	(189,851)	(105,119)

Net change in cash and cash equivalents	(3,039)	33,744
Cash and cash equivalents at beginning of period	8,714	4,489

Cash and Cash Equivalents at End of Period	$5,675	$38,233

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF INCOME

ALABAMA GAS CORPORATION

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2006	2005	2006	2005
Operating Revenues	$71,195	$64,421	$503,014	$429,746

Operating Expenses
Cost of gas	32,311	28,047	284,192	216,360
Operations and maintenance	30,348	30,898	94,614	90,986
Depreciation	11,201	10,668	32,880	31,724
Income taxes
Current	(10,525)	(9,788)	15,308	17,378
Deferred, net	5,677	4,351	2,186	2,181
Taxes, other than income taxes	6,256	5,833	33,811	29,667

Total operating expenses	75,268	70,009	462,991	388,296

Operating Income (Expense)	(4,073)	(5,588)	40,023	41,450

Other Income (Expense)
Allowance for funds used during construction	286	195	764	568
Other income	399	372	1,070	1,069
Other expense	(207)	(104)	(701)	(629)

Total other income	478	463	1,133	1,008

Interest Charges
Interest on long-term debt	3,220	3,291	9,702	10,263
Other interest expense	858	394	2,289	928

Total interest charges	4,078	3,685	11,991	11,191

Net Income (Loss)	$(7,673)	$(8,810)	$29,165	$31,267

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED BALANCE SHEETS

ALABAMA GAS CORPORATION

(Unaudited)

(in thousands)	September 30, 2006	December 31, 2005
ASSETS
Property, Plant and Equipment
Utility plant	$1,045,507	$999,011
Less accumulated depreciation	414,751	401,232

Utility plant, net	630,756	597,779

Other property, net	164	169

Current Assets
Cash and cash equivalents	4,283	7,169
Accounts receivable
Gas	69,444	194,447
Other	5,877	7,524
Affiliated companies	—	3,215
Allowance for doubtful accounts	(13,200)	(10,800)
Inventories, at average cost
Storage gas inventory	79,121	71,179
Materials and supplies	4,283	4,144
Liquified natural gas in storage	3,367	3,795
Deferred income taxes	12,840	13,284
Regulatory asset	47,943	6,633
Prepayments and other	13,587	11,203

Total current assets	227,545	311,793

Other Assets
Regulatory asset	11,110	33,436
Prepaid pension asset	28,688	—
Deferred charges and other	6,519	6,857

Total other assets	46,317	40,293

TOTAL ASSETS	$904,782	$950,034

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED BALANCE SHEETS

ALABAMA GAS CORPORATION

(Unaudited)

(in thousands, except share data)	September 30, 2006	December 31, 2005
LIABILITIES AND CAPITALIZATION
Capitalization
Preferred stock, cumulative $0.01 par value, 120,000 shares authorized	$—	$—
Common shareholder’s equity
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,972,052 shares issued at September 30, 2006 and December 31, 2005	20	20
Premium on capital stock	31,682	31,682
Capital surplus	2,802	2,802
Retained earnings	243,247	236,957

Total common shareholder’s equity	277,751	271,461
Long-term debt	209,254	209,654

Total capitalization	487,005	481,115

Current Liabilities
Long-term debt due within one year	—	5,000
Notes payable to banks	42,000	55,000
Accounts payable	92,328	112,443
Affiliated companies	5,474	—
Accrued taxes	35,686	32,770
Customers’ deposits	19,471	20,767
Amounts due customers	16,950	6,181
Accrued wages and benefits	9,763	11,449
Regulatory liability	10,091	53,496
Other	14,310	8,694

Total current liabilities	246,073	305,800

Deferred Credits and Other Liabilities
Deferred income taxes	41,708	39,949
Regulatory liability	126,677	119,808
Other	3,319	3,362

Total deferred credits and other liabilities	171,704	163,119

Commitments and Contingencies

TOTAL LIABILITIES AND CAPITALIZATION	$904,782	$950,034

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS

ALABAMA GAS CORPORATION

(Unaudited)

Nine months ended September 30, (in thousands)	2006	2005
Operating Activities
Net income	$29,165	$31,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,880	31,724
Deferred income taxes	2,186	2,181
Other, net	(2,259)	1,430
Net change in:
Accounts receivable	109,070	47,857
Inventories	(7,653)	(22,184)
Accounts payable	(43,315)	(22,862)
Amounts due customers	(30,767)	25,169
Other current assets and liabilities	69	5,760

Net cash provided by operating activities	89,376	100,342

Investing Activities
Additions to property, plant and equipment	(58,111)	(52,921)
Other, net	(1,565)	(1,102)

Net cash used in investing activities	(59,676)	(54,023)

Financing Activities
Dividends	(22,875)	(21,970)
Payment of long-term debt	(5,400)	(28,060)
Proceeds from issuance of long-term debt	—	80,000
Debt issuance costs	—	(1,708)
Net advances from affiliates	8,689	8,755
Net change in short-term debt	(13,000)	(82,000)

Net cash used in financing activities	(32,586)	(44,983)

Net change in cash and cash equivalents	(2,886)	1,336
Cash and cash equivalents at beginning of period	7,169	3,467

Cash and Cash Equivalents at End of Period	$4,283	$4,803

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

The quarterly information reflects the application of Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that gains and losses from the sale of certain oil and gas properties and impairments on certain properties held-for-sale be reported as discontinued operations, with income or loss from operations of the associated properties reported as income or loss from discontinued operations in the current and prior periods. All other adjustments to the unaudited financial statements that are, in the opinion of management, necessary for a fair statement of the results for the interim periods have been recorded. Such adjustments consisted of normal recurring items. Certain reclassifications were made to conform prior years’ financial statements to the current-quarter presentation.

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

The Company previously recognized all stock-based employee compensation expense over the stated vesting periods for each award. For awards granted prior to January 1, 2006, the Company recorded any unrecognized expense on the date of an employee’s retirement. For new awards granted to retirement eligible employees effective January 1, 2006, the Company began recognizing the entire compensation expense in the period of grant. If this method of expense recognition had been applied to all awards, compensation expense would have been reduced during the three months ended September 30, 2006 and 2005, by approximately $1.1 million and $0.4 million, respectively. For the year-to-date ended September 30, 2006 and 2005, compensation expense recognized by this method would have been reduced by $2.9 million and $1.2 million, respectively. The Company utilized the long-form method of calculating the available pool of windfall tax benefit. For the three months and nine months ended September 30, 2006, the Company recognized an excess tax benefit of $0.1 million and $1 million, respectively, related to its stock-based compensation.

The following table illustrates the effect on net income and diluted and basic earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, superseded by SFAS No. 123R, for the three months and nine months ended September 30, 2005, to all outstanding and unvested employee share-based awards:

(in thousands, except per share data)	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income
As reported	$19,086	$115,709
Stock-based compensation expense included in reported net income, net of tax	3,077	6,769
Stock-based compensation expense determined under the fair value based method, net of tax	(2,175)	(5,157)

Pro forma	$19,988	$117,321

Diluted earnings per average common share
As reported	$0.26	$1.57
Pro forma	$0.27	$1.59
Basic earnings per average common share
As reported	$0.26	$1.59
Pro forma	$0.27	$1.61

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

1997 Stock Incentive Plan performance share awards granted or modified after the adoption of SFAS No. 123R have been valued in a Monte Carlo model. The Monte Carlo model uses historical volatility and other variables to estimate the probability of satisfying the market condition of the award. For performance share awards granted prior to the adoption of SFAS No. 123R, the Company estimated fair value based on the quoted market price of the Company’s common stock and adjusted each period for the expected payout ratio.

A summary of performance share award activity as of September 30, 2006, and transactions during the nine months then ended, is presented below:

	1997 Stock Incentive Plan
	Shares	Weighted Average Price
Nonvested at December 31, 2005	477,720	$40.26
Granted	111,990	43.81
Forfeitures	(847)	43.81

Nonvested at September 30, 2006	588,863	$41.35

The Company recorded expense of $2,370,000 and $3,511,000 for the three months ended September 30, 2006 and 2005, respectively, for performance share awards with a related deferred income tax benefit of $896,000 and $1,328,000, respectively. For the year-to-date ended September 30, 2006 and 2005, the Company recorded $6,616,000 and $7,636,000, respectively, for performance share awards with a related deferred income tax benefit of $2,502,000 and $2,887,000, respectively. As of September 30, 2006, there was $7.8 million of total unrecognized compensation cost related to performance share awards. These awards have a weighted average requisite service period of 1.16 years from the date of grant.

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

Under the 1988 Stock Option Plan, 1,080,000 shares of Company common stock reserved for issuance have been granted. Under the 1997 Stock Incentive Plan, 5,600,000 shares of Company common stock were reserved for issuance with 2,006,055 remaining for issuance as of September 30, 2006. All outstanding options are incentive or non-qualified, vest within three years from date of grant, and expire 10 years from the grant date.

A summary of stock option activity as of September 30, 2006, and transactions during the nine months then ended, is presented below:

	1997 Stock Incentive Plan		1988 Stock Option Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	613,400	$14.04	28,000	$9.13
Exercised	(82,480)	10.63	(7,000)	9.13

Outstanding at September 30, 2006	530,920	$14.57	21,000	$9.13

Exercisable at September 30, 2006	448,160	$12.64	21,000	$9.13

The Company used the Black-Scholes pricing model to calculate the fair values of the options awarded. Option awards were granted with an exercise price equal to the market price of the Company’s stock on the date of grant. For purposes of this valuation the following assumptions were used to derive the fair values: a seven-year option life based on historical experience; an annualized volatility rate, based on historical volatility, of 32.72 percent and 34.67 percent for the years ended December 31, 2004 and 2003, respectively; a risk-free interest rate of 3.64 percent and 2.36 percent for the years ended December 31, 2004 and 2003, respectively; and a dividend yield of 1.81 percent on options without dividend equivalents for the year ended December 31, 2004. Options with dividend equivalents assume no dividend yield for all periods presented. The weighted-average grant-date fair value for options granted without dividend equivalents during the year ended December 31, 2004 was $7.11. The weighted-average grant-date fair value for options granted with dividend equivalents during the year ended December 31, 2003 was $6.05. There were no options granted during 2005 or year-to-date in 2006. The Company recorded expense of $49,000 and $116,000 during the three months ended September 30, 2006 and 2005, respectively, for options with a related deferred income tax benefit of $10,000 and $26,000, respectively. For the year-to-date ended September 30, 2006 and 2005, the Company recorded expense of $147,000 and $349,000, respectively, for options with a related deferred income tax benefit of $30,000 and $78,000, respectively.

The total intrinsic value of stock options exercised during the three months and the nine months ended September 30, 2006, was $1,263,000 and $1,513,000, respectively. During the three months and the nine months ended September 30, 2006, the total intrinsic value of stock appreciation rights exercised was $452,000 and $914,000, respectively. During the nine months ended September 30, 2006, the Company received cash of $430,000 from the exercise of stock options and paid $914,000 in settlement of stock appreciation rights. Total intrinsic value for outstanding options as of September 30, 2006, was $15.4 million and $13.7 million for exercisable options. The fair value of options vested during the year-to-date ended September 30, 2006 was $3.3 million. As of September 30, 2006, there was $49,000 of unrecognized compensation cost related to outstanding nonvested stock options, all of which will be recognized during 2006.

The following table summarizes options outstanding as of September 30, 2006:

1997 Stock Incentive Plan			1988 Stock Option Plan
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life
$9.13-$9.41	90,224	2.22 years	$9.13	21,000	1.17 years
$13.72	104,000	4.08 years	—	—	—
$11.32	68,416	5.08 years	—	—	—
$14.86	185,520	6.33 years	—	—	—
$21.38	82,760	7.33 years	—	—	—

$9.13-$21.38	530,920	5.19 years	$9.13	21,000	1.17 years

The weighted average remaining contractual life of currently exercisable stock options is 4.63 years as of September 30, 2006.

Restricted Stock: In addition, the 1997 Stock Incentive Plan provided for the grant of restricted stock which have been valued based on the quoted market price of the Company’s common stock at the date of grant. A summary of restricted stock activity as of September 30, 2006, and transactions during the nine months then ended is presented below:

	1997 Stock Incentive Plan
	Shares	Weighted Average Price
Nonvested at December 31, 2005	242,444	$20.48
Granted	23,500	38.11
Vested	(71,364)	18.54

Nonvested at September 30, 2006	194,580	$23.31

The Company recorded expense of $329,000 and $482,000 for the three months ended September 30, 2006 and 2005, respectively, related to restricted stock, with a related deferred income tax benefit of $124,000 and $182,000, respectively. For the year-to-date ended September 30, 2006 and 2005, the Company recorded expense of $1,423,000 and $1,385,000, respectively, related to restricted stock, with a related deferred income tax benefit of $538,000 and $524,000, respectively. As of September 30, 2006, there was $1.6 million of total unrecognized compensation cost related to nonvested restricted stock awards recorded in premium on capital stock. These awards have a requisite service period of 1.04 years from the date of grant. The Company has typically funded options, restricted stock obligations and performance share obligations through original issue shares.

2004 Stock Appreciation Rights Plan: The Energen 2004 Stock Appreciation Rights Plan provided for the payment of cash incentives measured by the long-term appreciation of Company stock. These awards are liability awards which settle in cash and are re-measured each reporting period until settlement. These awards have a three year requisite service period. Awards granted prior to January 1, 2006 were valued using the intrinsic value method. There were no awards granted in 2005 or year-to-date in 2006. For the three months ended September 30, 2006 and 2005, the Company recorded expense of $318,000 and $784,000, respectively, associated with stock appreciation rights. For the year-to-date ended September 30, 2006 and 2005, the Company recorded expense of $435,000 and $1,393,000, respectively, associated with stock appreciation rights.

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

During 2006, Energen Resources awarded 26,440 performance units of which 22,905 included a market condition. Energen Resources awarded 23,460 performance units in 2005 of which 11,730 included a market condition. The Company recognized expense of $208,000 and $477,000 during the three months and nine months ended September 30, 2006, respectively, related to these performance units.

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

3. REGULATORY

All of Alagasco’s utility operations are conducted in the state of Alabama. Alagasco is subject to regulation by the Alabama Public Service Commission (APSC) which established the Rate Stabilization and Equalization (RSE) rate-setting process in 1983. RSE was extended with modifications in 2002, 1996, 1990, 1987 and 1985. On June 10, 2002, the APSC extended Alagasco’s rate-setting methodology, RSE, without change, for a six-year period through January 1, 2008. Under the terms of that extension, RSE will continue after January 1, 2008, unless, after notice to the Company and a hearing, the Commission votes to either modify or discontinue its operations. Alagasco is on a September 30 fiscal year for rate-setting purposes (rate year) and reports on a calendar year for the Securities and Exchange Commission and all other financial accounting reporting purposes. Alagasco’s allowed range of return on average equity remains 13.15 percent to 13.65 percent throughout the term of the order, subject to change in the event that the Commission, following a generic rate of return hearing, adjusts the equity returns of all major energy utilities operating under a similar methodology. Under RSE, the APSC conducts quarterly reviews to determine, based on Alagasco’s projections and year-to-date performance, whether Alagasco’s return on average equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4 percent of prior-year revenues. As of September 30, 2005, Alagasco had a $3.3 million reduction in revenues to bring the return on average equity to midpoint within the allowed range of return. Alagasco did not have a reduction in rates related to the return on average equity for the rate year ended 2006. A $15.8 million and a $12.3 million annual increase in revenues became effective December 1, 2005 and 2004, respectively. RSE limits the utility’s equity upon which a return is permitted to 60 percent of total capitalization and provides for certain cost control measures designed to monitor Alagasco’s operations and maintenance (O&M) expense. Under the inflation-based cost control measurement established by the APSC, if the percentage change in O&M expense per customer falls within a range of 1.25 points above or below the percentage change in the Consumer Price Index For All Urban Consumers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. Alagasco’s O&M expense fell within the index range for the rate year ended September 30, 2005. The increase in O&M expense per customer was above the index range for the rate year ended September 30, 2006; as a result, the utility had a $1.5 million pre-tax decrease in revenues with a corresponding rate reduction effective December 1, 2006, under the provisions of RSE.

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

4. DERIVATIVE COMMODITY INSTRUMENTS

Energen Resources Corporation, Energen’s oil and gas subsidiary, periodically enters into derivative commodity instruments that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge its exposure to price fluctuations on oil, natural gas and natural gas liquids production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Such instruments may include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange (NYMEX) and over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. In some contracts, the amount of credit allowed before collateral must be posted for out-of-the-money hedges varies depending on the credit rating of the Company or Alagasco. In cases where this arrangement exists, generally the credit ratings must be maintained at investment grade status to have any available counterparty credit. Adverse changes to the Company’s or Alagasco’s credit rating results in decreasing amounts of credit available under these contracts. The counterparties for these contracts do not extend credit to the Company or Alagasco in the event credit ratings are below investment grade. At September 30, 2006, Energen Resources was in a net gain position with all but one of its counterparties and was not required to post collateral. Energen Resources used various counterparties for its over-the-counter derivatives as of September 30, 2006. The Company believes the creditworthiness of these counterparties is satisfactory.

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

As of September 30, 2006, $34.2 million, net of tax, of deferred net gains on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified to operating revenues during the next 12-month period. The actual amount that will be reclassified to earnings over the next year could vary materially from this amount due to changes in market conditions. Gains and losses on derivative instruments that are not accounted for as cash flow hedge transactions, as well as the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges, are included in operating revenues in the consolidated financial statements. For the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges, Energen Resources recorded a $0.4 million after-tax gain for the three months ended September 30, 2006, and a $0.9 million after-tax loss year-to-date. As of September 30, 2006, all of the Company’s hedges met the definition of a cash flow hedge. The Company had net $19.5 million deferred tax liability and a net $56.5 million deferred tax asset included in current and noncurrent deferred income taxes on the consolidated balance sheets related to derivative items included in OCI as of September 30, 2006 and December 31, 2005, respectively. At September 30, 2006, and December 31, 2005, the Company had $51.7 million of current gains recorded in accounts receivable and $145.9 million of current losses recorded in accounts payable, respectively, and $5.7 million and $11.9 million, respectively, of non-current losses recorded in deferred credits and other liabilities related to derivative contracts. The Company also had $2 million of non-current gains recorded in deferred charges and other related to derivative contracts as of September 30, 2006.

Energen Resources entered into the following transactions for the remainder of 2006 and subsequent years:

Production Period	Total Hedged Volumes	Average Contract Price	Description
Natural Gas
2006	3.9 Bcf	$8.03 Mcf	NYMEX Swaps
	5.4 Bcf	$6.45 Mcf	Basin Specific Swaps
2007	11.4 Bcf	$9.43 Mcf	NYMEX Swaps
	22.7 Bcf	$8.14 Mcf	Basin Specific Swaps
Oil
2006	691 MBbl	$52.58 Bbl	NYMEX Swaps
2007	2,716 MBbl	$70.01 Bbl	NYMEX Swaps
2008	1,920 MBbl	$66.89 Bbl	NYMEX Swaps
2009	900 MBbl	$56.25 Bbl	NYMEX Swaps
Oil Basis Differential
2006	469 MBbl	*	Basis Swaps
2007	1,768 MBbl	*	Basis Swaps
2008	1,020 MBbl	*	Basis Swaps
Natural Gas Liquids
2006	7.6 MMGal	$0.56 Gal	Liquids Swaps
2007	41.8 MMGal	$0.93 Gal	Liquids Swaps

*	Average contract prices are not meaningful due to the varying nature of each contract.

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

On December 4, 2000, the APSC authorized Alagasco to engage in energy risk-management activities to manage the utility’s cost of gas supply. As required by SFAS No. 133, Alagasco recognizes all derivatives as either assets or liabilities on the balance sheet with a corresponding regulatory asset or liability. Any gains or losses are passed through to customers using the mechanisms of the GSA in compliance with Alagasco’s APSC-approved tariff. In accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” at September 30, 2006, Alagasco recognized a $29.5 million loss as a liability in accounts payable with a corresponding current regulatory asset of $29.5 million representing the fair value of derivatives. At December 31, 2005, Alagasco recognized a $6.3 million loss as a liability in accounts payable with a corresponding current regulatory asset of $6.3 million representing the fair value of derivatives.

5. RECONCILIATION OF EARNINGS PER SHARE

(in thousands, except per share amounts)	Three months ended September 30, 2006			Three months ended September 30, 2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS	$41,352	72,228	$0.57	$19,086	73,024	$0.26
Effect of Dilutive Securities
Performance share awards		504			378
Stock options		337			345
Restricted stock		122			131

Diluted EPS	$41,352	73,191	$0.56	$19,086	73,878	$0.26

(in thousands, except per share amounts)	Nine months ended September 30, 2006			Nine months ended September 30, 2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS	$178,447	72,839	$2.45	$115,709	72,998	$1.59
Effect of Dilutive Securities
Performance share awards		411			320
Stock options		316			304
Restricted stock		105			103

Diluted EPS	$178,447	73,671	$2.42	$115,709	73,725	$1.57

For the three months and nine months ended September 30, 2006 and 2005, the Company had no options that were excluded from the computation of diluted EPS. For the three months ended September 30, 2006 and 2005, the Company had no shares of non-vested restricted stock that were excluded from the computation of diluted EPS. For the nine months ended September 30, 2006, the Company had 13,500 shares of non-vested restricted stock that were excluded from the computation of diluted EPS, as their effect were non-dilutive. There were no shares of non-vested restricted stock excluded from the computation of diluted EPS for the year-to-date ended September 30, 2005.

6. SEGMENT INFORMATION

The Company principally is engaged in two business segments: the purchase, distribution and sale of natural gas in central and north Alabama (natural gas distribution) and the acquisition, development, exploration and production of oil and gas in the continental United States (oil and gas operations).

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Operating revenues from continuing operations
Oil and gas operations	$171,516	$126,921	$510,213	$365,263
Natural gas distribution	71,195	64,421	503,014	429,746
Eliminations and other	—	(661)	—	(1,695)

Total	$242,711	$190,681	$1,013,227	$793,314

Operating income (loss) from continuing operations
Oil and gas operations	$85,239	$52,368	$260,916	$156,714
Natural gas distribution	(8,921)	(11,025)	57,517	61,009
Eliminations and corporate expenses	(649)	(272)	(1,731)	(774)

Total	$75,669	$41,071	$316,702	$216,949

Other income (expense)
Oil and gas operations	$(7,985)	$(7,869)	$(25,995)	$(24,017)
Natural gas distribution	(3,600)	(3,222)	(10,858)	(10,183)
Eliminations and other	(441)	209	(255)	462

Total	$(12,026)	$(10,882)	$(37,108)	$(33,738)

Income from continuing operations before income taxes	$63,643	$30,189	$279,594	$183,211

(in thousands)			September 30, 2006	December 31, 2005
Identifiable assets
Oil and gas operations			$1,704,842	$1,637,244
Natural gas distribution			904,782	946,819

Subtotal			2,609,624	2,584,063
Eliminations and other			27,730	34,163

Total			$2,637,354	$2,618,226

7. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following:

(in thousands)	Three months ended September 30, 2006	Three months ended September 30, 2005
Net Income	$41,352	$19,086
Other comprehensive income (loss)
Current period change in fair value of derivative instruments, net of tax of $42.4 million and ($82.9) million	69,160	(135,263)
Reclassification adjustment, net of tax of $1.7 million and $17 million	2,732	27,680
Minimum pension liability, net of tax of $3.2 million and ($1.4) million	5,972	(2,582)

Comprehensive Income (Loss)	$119,216	$(91,079)

(in thousands)	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Net Income	$178,447	$115,709
Other comprehensive income (loss)
Current period change in fair value of derivative instruments, net of tax of $66.3 million and ($122.5) million	108,097	(199,829)
Reclassification adjustment, net of tax of 9.7 million and $32.1 million	15,855	52,416
Minimum pension liability, net of tax of $3.2 million and ($1.4) million	5,972	(2,582)

Comprehensive Income (Loss)	$308,371	$(34,286)

Accumulated other comprehensive loss consisted of the following:

(in thousands)	September 30, 2006	December 31, 2005
Unrealized loss on hedges, net of tax of $19.5 million and ($56.5) million	$31,840	$(92,112)
Minimum pension liability, net of tax of ($4.2) million and ($7.4) million	(7,735)	(13,707)

Accumulated Other Comprehensive Income (Loss)	$24,105	$(105,819)

8. LONG-LIVED ASSETS AND DISCONTINUED OPERATIONS

The Company applies SFAS No. 144, which retains the previous asset impairment requirements of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” for loss recognition when the carrying value of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In addition, SFAS No. 144 requires that gains and losses on the sale of certain oil and gas properties and impairments on certain properties held-for-sale be reported as discontinued operations, with income or loss from operations of the associated properties reported as income or loss from discontinued operations. The results of operations for held-for-sale properties are reclassified and reported as discontinued operations for prior periods in accordance with SFAS No. 144. Energen Resources may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. All assets held-for-sale must be reported at the lower of the carrying amount or fair value. Energen Resources had no property sales during the three months ended September 30, 2006 and 2005 or the year-to-date ended September 30, 2006. In the nine months ended September 30, 2005, Energen Resources recorded a pre-tax gain of $194,000 primarily from a property sale located in the Permian Basin.

The following are the results of operations from discontinued operations:

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Oil and gas revenues	$2	$—	$—	$71

Pretax income (loss) from discontinued operations	$2	$5	$(10)	$(4)
Income tax expense (benefit)	—	2	(4)	(1)

Income (Loss) From Discontinued Operations	2	3	(6)	(3)

Gain (loss) on disposal of discontinued operations	86	16	86	194
Income tax expense (benefit)	33	6	33	74

Gain on Disposal of Discontinued Operations	53	10	53	120

Total Income From Discontinued Operations	$55	$13	$47	$117

Diluted Earnings Per Average Common Share
Income (Loss) from Discontinued Operations	$—	$—	$—	$—
Gain (Loss) on Disposal of Discontinued Operations	—	—	—	—

Total Income (Loss) from Discontinued Operations	$—	$—	$—	$—

Basic Earnings Per Average Common Share
Income (Loss) from Discontinued Operations	$—	$—	$—	$—
Gain (Loss) on Disposal of Discontinued Operations	—	—	—	0.01

Total Income (Loss) from Discontinued Operations	$—	$—	$—	$0.01

9. EMPLOYEE BENEFIT PLANS

The components of net pension expense for the Company’s two defined benefit non-contributory pension plans were:

(in thousands)	Plan A		Plan B
	Three Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$1,562	$1,544	$157	$155
Interest cost	1,934	1,886	355	351
Expected long-term return on assets	(2,432)	(2,199)	(565)	(540)
Actuarial loss	815	687	47	31
Prior service cost amortization	11	59	94	94
Settlement charge	—	—	326	—

Net periodic expense	$1,890	$1,977	$414	$91

(in thousands)	Plan A		Plan B
	Nine months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$4,687	$4,633	$470	$464
Interest cost	5,803	5,659	1,064	1,054
Expected long-term return on assets	(7,298)	(6,597)	(1,693)	(1,619)
Actuarial loss	2,446	2,061	140	283
Prior service cost amortization	33	176	283	92
Settlement charge	—	—	326	—

Net periodic expense	$5,671	$5,932	$590	$274

The settlement charge of $0.3 million for Plan B represents an acceleration of unrecognized losses. In September 2006 and October 2006, the Company made discretionary contributions of $10 million and $7 million, respectively, to Plan A. The Company is not required to make pension contributions and does not currently plan to make any additional discretionary contributions during 2006.

The components of net periodic post-retirement benefit expense for the Company’s post-retirement benefit plans were:

(in thousands)	Salaried Employees		Union Employees
	Three Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$152	$231	$152	$124
Interest cost	406	492	514	515
Expected long-term return on assets	(480)	(425)	(734)	(658)
Actuarial gain	(172)	(32)	(48)	(36)
Prior service cost amortization	—	—	—	1
Transition amortization	170	171	309	321

Net periodic expense	$76	$437	$193	$267

(in thousands)	Salaried Employees		Union Employees
	Nine months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$456	$694	$456	$373
Interest cost	1,218	1,477	1,543	1,546
Expected long-term return on assets	(1,441)	(1,277)	(2,202)	(1,975)
Actuarial gain	(518)	(96)	(145)	(110)
Prior service cost amortization	—	—	—	3
Transition amortization	512	512	926	964

Net periodic expense	$227	$1,310	$578	$801

For the three months and nine months ended September 30, 2006, the Company made contributions aggregating $0.5 million and $1.5 million, respectively, to the post-retirement benefit plan assets. The Company expects to make additional discretionary contributions of approximately $0.5 million through the remainder of 2006.

10. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Certain of Alagasco’s long-term gas procurement contracts for the supply, storage and delivery of natural gas include fixed charges of approximately $208.4 million through October 2015. Alagasco also is committed to purchase minimum quantities of gas at market-related prices or to pay certain costs in the event the minimum quantities are not taken. These purchase commitments are 149.9 Bcf through April 2015.

Alagasco purchases gas as an agent for certain of its large commercial and industrial customers. Alagasco has in certain instances provided commodity-related guarantees to the counterparties in order to facilitate these agency purchases. Liabilities existing for gas delivered to customers subject to these guarantees are included in the consolidated balance sheet. In the event the customer for whom the guarantee was entered fails to take delivery of the gas, Alagasco can sell such gas for the customer, with the customer liable for any resulting loss. Although the substantial majority of purchases under these guarantees are for the customers’ current monthly consumption and are at current market prices, in some instances, the purchases are for an extended term at a fixed price. At September 30, 2006, the fixed price purchases under these guarantees had a maximum term outstanding through July 2007 and an aggregate purchase price of $10.5 million with a market value of $7.9 million.

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

Cochran County, Texas

In January 2005, a lawsuit was tried in Cochran County, Texas in which the plaintiff alleged preferential purchase right claims against Energen Resources with respect to certain properties acquired by Energen Resources in 2002. The jury rendered a verdict in Energen Resources’ favor on all counts. Subsequently, in March 2005, the Judge issued a decision overruling the jury verdict. Energen Resources’ appealed the Judge’s order to the Court of Appeals for the Seventh District of Texas. In May 2006, the Court of Appeals reversed the Judge’s decision and entered a judgment in favor of Energen Resources. The plaintiff filed a Petition for Review with the Texas Supreme Court which was denied on October 27, 2006.

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

Enron Corporation (Enron)

Enron and Enron North America Corporation (ENA) and Energen Resources and Alagasco have agreed to a settlement and release of their respective claims in the Enron and ENA bankruptcy proceedings. Under the proposed settlement, which remains subject to Bankruptcy Court approval, Energen Resources will have allowed claims in the bankruptcy cases against Enron and ENA of $12.5 million each. The actual amounts and timings of any recoveries of the allowed claims remain subject to a number of variables and the Company has made no accrual for the estimated recoveries.

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

11. REGULATORY ASSETS AND LIABILITIES

The following table details regulatory assets and liabilities on the balance sheets:

(in thousands)	September 30, 2006		December 31, 2005
	Current	Noncurrent	Current	Noncurrent
Regulatory assets:
Pension asset	$—	$—	$—	$22,807
Accretion and depreciation for asset retirement obligation	—	10,920	—	10,183
Gas supply adjustment	18,110	—	—	—
Risk management activities	29,491	—	6,291	—
Other	342	190	342	446

Total regulatory assets	$47,943	$11,110	$6,633	$33,436

Regulatory liabilities:
Enhanced stability reserve	$3,948	$—	$3,690	$—
Gas supply adjustment	—	—	22,326	—
RSE adjustment	1,584	—	2,943	—
Unbilled service margin	4,559	—	24,537	—
Asset removal costs, net	—	111,738	—	105,404
Asset retirement obligation	—	14,031	—	13,451
Other	—	908	—	953

Total regulatory liabilities	$10,091	$126,677	$53,496	$119,808

12. ACQUISITION AND DISPOSITIONS OF OIL AND GAS PROPERTIES

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

In September 2006, Energen Resources signed a purchase and sale agreement expanding it operations in the San Juan Basin with the acquisition of approximately 30 Bcfe of proved and probable reserves from Dominion Resources Inc. effective December 1, 2006 for approximately $30 million.

In October 2006, Energen Resources sold a 50 percent interest in its lease position in various shale plays in Alabama to Chesapeake Energy Corporation (Chesapeake) for cash and a carried drilling interest. In addition, the two companies have signed an agreement to form an area of mutual interest (AMI) to focus on the further exploration and development of these shale plays throughout Alabama and a part of Georgia. Energen Resources received $75 million in cash from Chesapeake for a 50 percent interest in Energen Resources’ existing shale lease position of approximately 200,000 net acres in Alabama. Chesapeake also will pay for Energen Resources’ first $15 million of future drilling costs.

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

The FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) in Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” during June 2006. The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concluded that the presentation of taxes within its scope on either a gross (included in revenue and cost) or net (excluded from revenue) basis is an accounting policy decision and requires only appropriate disclosure retrospectively to interim and annual financial statements for all periods presented if the amounts are significant. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company is currently evaluating any disclosure requirements of this interpretation.

During September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or a liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this Statement and does not expect it to be material.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R) (SFAS No. 158).” This Standard requires an employer to recognize the net funded status of a defined benefit pension and other postretirement benefit plans (benefit plans) as an asset or liability in its statement of financial position and to recognize changes in the funded status through comprehensive income in the year in which the changes occur. For pension plans, the benefit obligation is the projected benefit obligation; for other postretirement plans, the benefit obligation is the accumulated postretirement benefit obligation. The Company is required to recognize the funded status of benefit plans and to provide the required disclosures prospectively as of the end of the fiscal year ending after December 15, 2006. Alagasco anticipates it will establish a regulatory asset for the portion of the total benefit obligation to be recovered through rates in future periods in accordance with SFAS No. 71. Upon adoption of this Statement, the Company expects to increase its net obligation for underfunded benefit plans by approximately $35 million, increase its regulatory asset by approximately $37 million and reduce shareholders’ equity by approximately $18 million after-tax. In addition, the Company anticipates recording an asset for overfunded plans of approximately $4 million. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position effective for fiscal years ending after December 15, 2008. The Company currently uses a September 30 valuation date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Energen’s net income totaled $41.4 million ($0.56 per diluted share) for the three months ended September 30, 2006 and compared favorably with net income of $19.1 million ($0.26 per diluted share) for the same period in the prior year. Energen Resources Corporation, Energen’s oil and gas subsidiary, had net income for the three months ended September 30, 2006, of $49.9 million compared with $28.1 million in the same quarter in the previous year. Energen Resources reported income from continuing operations of $49.8 million in the current quarter as compared with $28.1 million in the same quarter last year. Significantly higher commodity prices (approximately $26 million after-tax) and increased production volumes (approximately $3 million after-tax) were partially offset by increased lease operating expenses (approximately $5 million after-tax). Energen’s natural gas utility, Alagasco, reported a net loss of $7.7 million in the third quarter of 2006 compared to a net loss of $8.8 million in the same period last year primarily due to the utility’s ability to earn on a higher level of equity.

For the 2006 year-to-date, Energen’s net income totaled $178.4 million ($2.42 per diluted share) and compared favorably to net income of $115.7 million ($1.57 per diluted share) for the same period in the prior year. Energen Resources had net income for the nine months ended September 30, 2006, of $150.1 million as compared with $84 million in the previous period. Energen Resources generated income from continuing operations of $150 million in the current year-to-date as compared with $83.9 million in the same period last year primarily as a result of higher commodity prices (approximately $81 million after-tax) and increased production volumes (approximately $11 million after-tax) partially offset by the impact of increased lease operating expenses (approximately $16 million after-tax), higher production taxes (approximately $2 million after-tax), increased depreciation, depletion and amortization (DD&A) expense (approximately $3 million after-tax) and increased administrative expenses (approximately $3 million after-tax). Alagasco’s net income of $29.2 million in the current year-to-date compared to net income of $31.3 million in the same period in the previous year primarily reflecting a decrease in customer usage partially offset by the utility’s ability to earn on a higher level of equity.

Oil and Gas Operations

Revenues from oil and gas operations rose 35.8 percent to $171.5 million for the three months ended September 30, 2006 and 40.3 percent to $510.2 million in the year-to-date largely as a result of increased commodity prices as well as the impact of higher production volumes. During the current quarter, revenue per unit of production for natural gas rose 28.1 percent to $6.80 per thousand cubic feet (Mcf), while oil revenue per unit of production increased 44.8 percent to $51.43 per barrel. Natural gas liquids revenue per unit of production increased 22 percent to an average price of $0.72 per gallon. In the year-to-date, revenue per unit of production for natural gas increased 30.6 percent to $7.04 per Mcf, oil revenue per unit of production increased 47.4 percent to $49.75 per barrel and natural gas liquids revenue per unit of production rose 24.1 percent to $0.67 per gallon.

Production increased primarily due to additional development activities in the San Juan Basin, accelerated workovers due to milder winter weather and increased volumes related to the prior year purchase of Permian Basin oil properties. Energen Resources acquired an estimated 21.9 million barrels of proved oil reserves in the Permian Basin in the fourth quarter of 2005. Negatively affecting production were normal production declines. Natural gas production from continuing operations in the third quarter remained relatively stable at 16 billion cubic feet (Bcf), while oil volumes increased 11.3 percent to 905 thousand barrels (MBbl) and natural gas liquids production increased 12.7 percent to 20.4 million gallons (MMgal). For the year-to-date, natural gas production from continuing operations increased 2.6 percent to 47.1 Bcf, oil volumes rose 10.3 percent to 2,736 MBbl and natural gas liquids production increased 8.8 percent to 57.1 MMgal. Natural gas comprised approximately 65 percent of Energen Resources’ production for the current quarter and the year-to-date.

Energen Resources periodically enters into derivative commodity instruments that qualify as cash flow hedges under Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge its exposure to price fluctuations to its estimated oil, natural gas and natural gas liquids production. Energen Resources applies SFAS No. 133 which requires all derivatives to be recognized on the balance sheet and measured at fair value. If a derivative is designated as a cash flow hedge, the effectiveness of the hedge, or the degree that the gain (loss) for the hedging instrument offsets the loss (gain) on the hedged item is measured at each reporting period. The effective portion of the gain or loss on the derivative instrument is recognized in other comprehensive income (OCI) as a component of equity and subsequently reclassified into earnings as operating revenues when the forecasted transaction affects earnings. The ineffective portion of a derivative’s change in fair value is required to be recognized in operating revenues immediately. Derivatives that do not qualify for hedge treatment under SFAS No. 133 must be recorded at fair value with gains or losses recognized in operating revenues in the period of change. For the three months and nine months ended September 30, 2006, the Company recorded a $0.4 million after-tax gain and a $0.9 million after-tax loss, respectively, on open and closed contracts for the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges.

Operations and maintenance (O&M) expense increased $11.3 million for the quarter and $32.1 million in the year-to-date. Lease operating expense (excluding production taxes) increased by $7.9 million for the quarter and $25.3 million year-to-date primarily due to maintenance expense in the San Juan Basin designed to increase production and accelerated as a result of milder weather, higher transportation costs, overall price increases related to higher commodity prices and the December 2005 acquisition of Permian Basin oil properties. Administrative expense increased $1.5 million for the three months ended September 30, 2006 and $3.9 million year-to-date largely due to labor-related costs. Exploration expense rose $1.9 million in the third quarter and $2.9 million in the year-to-date primarily due to increased exploratory efforts.

Energen Resources’ DD&A expense for the quarter increased $0.9 million and rose $4.6 million year-to-date. The average depletion rate for the current quarter and the same period a year ago was $0.98 per Mcfe. For the nine months ended September 30, 2006, the average depletion rate was $0.98 per Mcfe as compared to $0.96 per Mcfe in the previous period. The increase in the year-to-date rate was largely due to a higher depletion rate on oil properties purchased in the Permian Basin in December 2005 partially offset by increased production in lower rate areas.

Energen Resources’ expense for taxes other than income taxes primarily reflected production-related taxes that were $0.9 million lower this quarter primarily due to decreased commodity market prices, which exclude the effects of derivative instruments, largely offset by increased production. In the year-to-date, production taxes were $2.9 million higher year-to-date largely due to increased commodity market prices and production.

Energen Resources may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. With respect to developed properties, sales may occur as a result of, but not limited to, disposing of non-strategic or marginal assets and accepting offers where the buyer gives greater value to a property than does Energen Resources. The Company is required to reflect gains and losses on the dispositions of these assets, the impairments on certain properties held-for-sale, and income or loss from the operations of the associated held-for-sale properties as discontinued operations under the provisions of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Energen Resources had no property sales during the three months ended September 30, 2006 and 2005 or the year-to-date ended September 30, 2006. In the nine months ended September 30, 2005, Energen Resources recorded a pre-tax gain of $194,000 primarily from a property sale located in the Permian Basin.

Natural Gas Distribution

Natural gas distribution revenues increased $6.8 million for the quarter largely due to an increase in commodity gas costs partially offset by a decrease in customer usage. In addition, Alagasco had a $1.8 million benefit to revenue in period comparisons related to various components of the utility’s rate setting methodology at the end of the fiscal year for rate-setting purposes. Alagasco’s O&M expense per customer exceeded its inflation-based cost control measure at the end of the 2006 rate year. The resulting $1.5 million revenue reduction at September 30, 2006, was less than a $3.3 million revenue reduction to bring the utility’s return on average equity to midpoint at September 30, 2005. For the quarter, weather was comparable with the same period last year. Residential sales volumes declined 11.5 percent and commercial and industrial customer sales volumes decreased 14.3 percent largely due to a decrease in the number of customers and a decline in per customer usage. Transportation volumes rose 8.8 percent in period comparisons. Revenues for the year-to-date rose $73.3 million primarily due to a significant increase in the commodity cost of gas partially offset by a decrease in usage. Weather that was 4.9 percent warmer than in the previous period along with customer conservation related to higher gas costs contributed to a 12.7 percent decrease in residential sales volumes. Commercial and industrial customer sales volumes decreased 9.9 percent while transportation volumes increased 1 percent in period comparisons. An increase in gas costs partially offset by a decline in gas purchase volumes resulted in a 15.2 percent increase in cost of gas for the quarter and a 31.4 percent increase in the year-to-date. Utility gas costs include commodity cost, risk management gains and losses and the provisions of the GSA rider. The GSA rider in Alagasco’s rate schedule provides for a pass-through of gas price fluctuations to customers without markup. Alagasco’s tariff provides a temperature adjustment to certain customers’ bills designed to substantially remove the effect of departures from normal temperatures. The temperature adjustment applies primarily to residential, small commercial and small industrial customers.

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

O&M expense decreased 1.8 percent in the current quarter primarily due to decreased bad debt expense and labor-related expenses partially offset by higher insurance costs. In the nine months ended September 30, 2006, O&M rose 4 percent largely due to increased insurance costs, bad debt expense and distribution maintenance expenses partially offset by decreased labor-related expenses. A 5 percent increase in depreciation expense in the current quarter and a 3.6 percent increase in the year-to-date was primarily due to normal replacement of the utility’s distribution and support systems. Taxes other than income taxes primarily reflected various state and local business taxes as well as payroll-related taxes. State and local business taxes generally are based on gross receipts and fluctuate accordingly.

Non-Operating Items

Interest expense for the Company increased $0.7 million in the third quarter and $3 million year-to-date primarily due to an increase in short-term borrowings related to the December 2005 purchase of Permian Basin oil properties at Energen Resources. Also influencing interest expense was an increase in interest rates associated with Energen’s $100 million Floating Rate Senior Notes issued in November 2004. An increase in interest expense related to Alagasco’s issuance of $80 million of long-term debt in November 2005 was partially offset by the redemption of $56.7 million of long-term debt by Alagasco in December 2005. Income tax expense for the Company increased $11.2 million in the current quarter and $33.6 million in the year-to-date largely due to higher pre-tax income.

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

FINANCIAL POSITION AND LIQUIDITY

Cash flows from operations for the year-to-date were $399.9 million as compared to $312.7 million in the prior period. Operating cash flow benefited from higher realized commodity prices and production volumes at Energen Resources. The Company’s working capital needs were also highly influenced by throughput, changes in weather, and timing of payments. Working capital needs at Alagasco were primarily affected by increased gas costs and the timing of recovery of gas costs from customers compared to the prior period.

The Company had a net outflow of cash from investing activities of $213.1 million for the nine months ended September 30, 2006 primarily due to additions of property, plant and equipment. Energen Resources invested $156.6 million in capital expenditures primarily related to the development of oil and gas properties. Utility capital expenditures totaled $58.1 million in the year-to-date and primarily represented expansion and replacement of its distribution system and support facilities.

The Company used $189.9 million for financing activities in the year-to-date primarily due to the repayment of short-term borrowings, dividends paid to common shareholders and the buy-back of Energen common stock under its stock repurchase plan.

FUTURE CAPITAL RESOURCES AND LIQUIDITY

For 2006, the Company expects its oil and gas capital spending to total approximately $225 million, including $168 million for the development of existing properties and approximately $30 million for the planned acquisition in December 2006 of an estimated 30 Bcfe of proved and unproved reserves in the San Juan Basin.

As Energen continues to implement its diversified growth strategy, the Company plans to invest significant capital in Energen Resources’s oil and gas production operations. In the three-year period ending December 31, 2009, the Company expects to invest approximately $620 million to develop proved and unproved reserves in its four major areas of operation. The Company also may allocate additional capital during this three-year period for other oil and gas activities such as property acquisitions and the exploration and development of potential shale plays primarily in Alabama.

To finance capital spending at Energen Resources, the Company primarily expects to use internally generated cash flow supplemented by its short-term credit facilities. The Company also may issue long-term debt and equity periodically to replace short-term obligations, enhance liquidity and provide for permanent financing. Energen currently has available short-term credit facilities aggregating $410 million to help finance its growth plans and operating needs.

In October 2006, Energen Resources sold to Chesapeake Energy Corporation (Chesapeake) a 50 percent interest in its lease position of approximately 200,000 acres in various shale plays in Alabama for $75 million and a $15 million carried drilling interest. In addition, the two companies signed an agreement to form an area of mutual interest (AMI) through which they will partner on a 50-50 basis, for at least the next 10 years, to secure new leases and pursue exploration, development and operations. The Company has not included in its capital spending estimates any amounts associated with potential development and/or exploratory drilling in the AMI. Energen Resources anticipates a gain of approximately $50 to $60 million pre-tax in the fourth quarter of 2006 resulting from this sale of its lease position.

Energen plans to consider stock repurchases as a capital investment option over the next 24-30 months. In May 2006, Energen began the buy-back of its common stock under an existing stock repurchase plan. In June 2006, the Company’s Board of Directors authorized an additional 9 million shares of common stock for repurchase. Energen may buy shares from time to time on the open market or in negotiated purchases. The timing and amounts of any repurchases are subject to changes in market conditions. Through November 6, 2006, the Company purchased 1.6 million shares at an average price of $37.46 per share. The Company plans to continue utilizing internally generated cash flow to fund its stock repurchases.

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

Energen Resources hedges its exposure to estimated commodity production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Such instruments may include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange (NYMEX) and over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. In some contracts, the amount of credit allowed before collateral must be posted for out-of-the-money hedges varies depending on the credit rating of the Company or Alagasco. In cases where this arrangement exists, generally the credit ratings must be maintained at investment grade status to have any available counterparty credit. Adverse changes to the Company’s credit rating will result in decreasing amounts of credit available under these contracts. The counterparties for these contracts do not extend credit to the Company in the event credit ratings are below investment grade. At September 30, 2006, Energen Resources was in a net gain position with all but one of its counterparties and was not required to post collateral. Energen Resources used various counterparties for its over-the-counter derivatives as of September 30, 2006. The Company believes the creditworthiness of these counterparties is satisfactory. These hedge transactions are pursuant to standing authorizations by the Board of Directors, which do not permit speculative positions.

Energen Resources entered into the following transactions for the remainder of 2006 and subsequent years:

Production Period	Total Hedged Volumes	Average Contract Price	Description
Natural Gas
2006	3.9 Bcf	$8.03 Mcf	NYMEX Swaps
	5.4 Bcf	$6.45 Mcf	Basin Specific Swaps
2007	11.4 Bcf	$9.43 Mcf	NYMEX Swaps
	22.7 Bcf	$8.14 Mcf	Basin Specific Swaps
Oil
2006	691 MBbl	$52.58 Bbl	NYMEX Swaps
2007	2,716 MBbl	$70.01 Bbl	NYMEX Swaps
2008	1,920 MBbl	$66.89 Bbl	NYMEX Swaps
2009	900 MBbl	$56.25 Bbl	NYMEX Swaps
Oil Basis Differential
2006	469 MBbl	**	Basis Swaps
2007	1,768 MBbl	**	Basis Swaps
2007	*600 MBbl	**	Basis Swaps
2008	1,020 MBbl	**	Basis Swaps
Natural Gas Liquids
2006	7.6 MMGal	$0.56 Gal	Liquids Swaps
2007	41.8 MMGal	$0.93 Gal	Liquids Swaps

*	Contracts entered into subsequent to September 30, 2006.
**	Average contract prices are not meaningful due to the varying nature of each contract.

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

Alagasco maintains an investment in storage gas that is expected to average approximately $69 million in 2006 but will vary depending upon the price of natural gas. During 2006, Alagasco plans to invest an estimated $72 million in utility capital expenditures for normal distribution and support systems. Over the three-year period ending December 31, 2009, Alagasco anticipates capital investments of approximately $190 million. The utility anticipates funding these capital requirements through internally generated capital and the utilization of short-term credit facilities. Subject to market conditions, Alagasco may issue $45 million in long-term debt in the fourth quarter of 2006 and recall approximately $45 million in the same quarter in order to capitalize on lower interest rates. In January 2005, Alagasco issued $80 million in long-term debt to repay amounts drawn on short-term credit facilities for capital expenditures and to refinance $30 million of Medium-Term Notes recalled by Alagasco in April 2004. In November 2005, Alagasco issued an additional $80 million of long-term debt. This debt largely refinanced $18 million of Medium-Term Notes maturing June 27, 2007 to July 5, 2022 and $56.7 million of long-term debt maturing June 15, 2015 to June 27, 2025 recalled by Alagasco in August 2005 and December 2005, respectively.

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

Contractual Cash Obligations and Other Commitments

In the course of ordinary business activities, Energen enters into a variety of contractual cash obligations and other commitments. The following table summarizes the Company’s significant contractual cash obligations, other than hedging contracts, as of September 30, 2006.

	Payments Due before December 31,
(in thousands)	Total	2006	2007 & 2008	2009 & 2010	2011 & Thereafter
Short-term debt	$42,000	$42,000	$—	$—	$—
Long-term debt (1)	684,254	—	110,000	150,000	424,254
Interest payments on debt (2)	545,185	44,613	82,241	76,131	342,200
Purchase obligations (3)	208,395	13,351	95,621	70,218	29,205
Capital lease obligations	—	—	—	—	—
Operating leases	47,160	999	7,095	6,356	32,710

Total contractual cash obligations	$1,526,994	$100,963	$294,957	$302,705	$828,369

(1)	Long-term cash obligations include $1.3 million of unamortized debt discounts as of September 30, 2006.
(2)	Includes interest on fixed rate debt and an estimate of adjustable rate debt. The adjustable rate interest is calculated based on the indexed rate in effect at September 30, 2006.
(3)

Certain of the Company’s long-term gas procurement contracts for the supply, storage and delivery of natural gas include fixed charges of approximately $208.4 million through October 2015. The Company also is committed to purchase minimum quantities of gas at market-related prices or to pay certain costs in the event the minimum quantities are not taken. These purchase commitments are 149.9 Bcf through April 2015.

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

The Company has two defined non-contributory pension plans and provides certain post-retirement healthcare and life insurance benefits. In September 2006 and October 2006, the Company made discretionary pension contributions of $10 million and $7 million, respectively, to Plan A. The Company is not required to make pension contributions and does not currently plan to make any additional discretionary contributions during 2006. The Company expects to make discretionary payments of approximately $0.5 million to post-retirement benefit program assets during the remainder of 2006.

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

The FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) in Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” during June 2006. The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concluded that the presentation of taxes within its scope on either a gross (included in revenue and cost) or net (excluded from revenue) basis is an accounting policy decision and requires only appropriate disclosure retrospectively to interim and annual financial statements for all periods presented if the amounts are significant. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company is currently evaluating any disclosure requirements of this interpretation.

During September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or a liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this Statement and does not expect it to be material.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R) (SFAS No. 158).” This Standard requires an employer to recognize the net funded status of a defined benefit pension and other postretirement benefit plans (benefit plans) as an asset or liability in its statement of financial position and to recognize changes in the funded status through comprehensive income in the year in which the changes occur. For pension plans, the benefit obligation is the projected benefit obligation; for other postretirement plans, the benefit obligation is the accumulated postretirement benefit obligation. The Company is required to recognize the funded status of benefit plans and to provide the required disclosures prospectively as of the end of the fiscal year ending after December 15, 2006. Alagasco anticipates it will establish a regulatory asset for the portion of the total benefit obligation to be recovered through rates in future periods in accordance with SFAS No. 71. Upon adoption of this Statement, the Company expects to increase its net obligation for underfunded benefit plans by approximately $35 million, increase its regulatory asset by approximately $37 million and reduce shareholders’ equity by approximately $18 million after-tax. In addition, the Company anticipates recording an asset for overfunded plans of approximately $4 million. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position effective for fiscal years ending after December 15, 2008. The Company currently uses a September 30 valuation date.

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

Third Party Facilities: The forward-looking statements assume generally uninterrupted access to third party oil, gas and natural gas liquid gathering, transportation, processing and storage facilities. Energen Resources relies upon such facilities for access to markets for its production. Alagasco relies upon such facilities for access to natural gas supplies. Such facilities are typically limited in number and geographically concentrated. An extended interruption of access to or service from these facilities, whether caused by weather events, natural disaster, accident, mechanical failure, criminal act or otherwise could result in material adverse financial consequences to Alagasco, Energen Resources and/or the Company.

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

SELECTED BUSINESS SEGMENT DATA

ENERGEN CORPORATION

(Unaudited)

(in thousands, except sales price data)	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Oil and Gas Operations
Operating revenues from continuing operations
Natural gas	$108,795	$85,087	$331,073	$247,088
Oil	46,529	28,879	136,146	83,683
Natural gas liquids	14,668	10,721	38,152	28,519
Other	1,524	1,573	4,842	4,278

Total	$171,516	$126,260	$510,213	$363,568

Production volumes from continuing operations
Natural gas (MMcf)	16,004	16,013	47,056	45,871
Oil (MBbl)	905	813	2,736	2,480
Natural gas liquids (MMgal)	20.4	18.1	57.1	52.5
Production volumes from continuing operations (MMcfe)	24,340	23,480	71,625	68,247
Total production volumes (MMcfe)	24,340	23,478	71,624	68,303
Revenue per unit of production including effects of all derivative instruments
Natural gas (Mcf)	$6.80	$5.31	$7.04	$5.39
Oil (barrel)	$51.43	$35.51	$49.75	$33.75
Natural gas liquids (gallon)	$0.72	$0.59	$0.67	$0.54
Revenue per unit of production including effects of qualifying cash flow hedges
Natural gas (Mcf)	$6.80	$6.43	$7.04	$5.97
Oil (barrel)	$51.43	$35.51	$49.75	$33.75
Natural gas liquids (gallon)	$0.72	$0.59	$0.67	$0.54
Revenue per unit of production excluding effects of all derivative instruments
Natural gas (Mcf)	$6.10	$7.78	$6.70	$6.72
Oil (barrel)	$64.94	$58.64	$61.91	$50.51
Natural gas liquids (gallon)	$0.88	$0.83	$0.81	$0.71
Other data from continuing operations
Lease operating expense (LOE)
LOE and other	$35,305	$27,396	$100,789	$75,511
Production taxes	$12,602	$13,477	$38,454	$35,550

Total	$47,907	$40,873	$139,243	$111,061

Depreciation, depletion and amortization	$24,475	$23,547	$71,592	$67,017
Capital expenditures	$61,049	$44,209	$156,606	$132,718
Exploration expenditures	$1,986	$74	$3,512	$568
Operating income	$85,239	$52,368	$260,916	$156,714
Natural Gas Distribution
Operating revenues
Residential	$36,635	$33,795	$322,635	$276,728
Commercial and industrial	22,300	21,732	139,713	116,612
Transportation	10,115	9,378	33,111	32,652
Other	2,145	(484)	7,555	3,754

Total	$71,195	$64,421	$503,014	$429,746

Gas delivery volumes (MMcf)
Residential	1,601	1,810	16,581	18,992
Commercial and industrial	1,534	1,791	8,559	9,497
Transportation	12,999	11,951	37,947	37,634

Total	16,134	15,552	63,087	66,123

Other data
Depreciation and amortization	$11,201	$10,668	$32,880	$31,724
Capital expenditures	$18,512	$17,863	$58,947	$53,562
Operating income (loss)	$(8,921)	$(11,025)	$57,517	$61,009

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

The Company’s interest rate exposure as of September 30, 2006, was minimal since approximately 85 percent of long-term debt obligations were at fixed rates.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS*

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Progams**
July 1, 2006 through July 31, 2006	35,000	$37.75	35,000	10,146,700
August 1, 2006 through August 31, 2006	154,000	$42.36	154,000	9,992,700
September 1, 2006 through September 30, 2006	—	—	—	9,992,700

Total	189,000	$41.51	189,000	9,992,700

*	Acquired in connection with tax withholdings and payment of exercise price on stock compensation plans.
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

ENERGEN CORPORATION ALABAMA GAS CORPORATION

November 7, 2006	By	/s/ Wm. Michael Warren, Jr.
Wm. Michael Warren, Jr.
Chairman and Chief Executive Officer
of Energen Corporation, Chairman and Chief Executive Officer of Alabama Gas Corporation

November 7, 2006	By	/s/ G. C. Ketcham
G. C. Ketcham
Executive Vice President, Chief
Financial Officer and Treasurer of
Energen Corporation and Alabama Gas
Corporation

November 7, 2006	By	/s/ Grace B. Carr
Grace B. Carr
Vice President and Controller of Energen
Corporation

November 7, 2006	By	/s/ Paula H. Rushing
Paula H. Rushing
Vice President-Finance of Alabama Gas
Corporation

(This page intentionally left blank.)