Form 10-Q
period 2007-03-31
ENERGEN CORP; ALABAMA GAS CORP
filed 2007-05-09
CIK 277595, 3146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Energen Corporation	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Alabama Gas Corporation	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Energen Corporation	YES ☐ NO ☒
Alabama Gas Corporation	YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of May 1, 2007

Energen Corporation	$0.01 par value	71,732,070 shares
Alabama Gas Corporation	$0.01 par value	1,972,052 shares

ENERGEN CORPORATION AND ALABAMA GAS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

ENERGEN CORPORATION

(Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2007	2006
Operating Revenues
Oil and gas operations	$194,033	$169,519
Natural gas distribution	298,628	318,623

Total operating revenues	492,661	488,142

Operating Expenses
Cost of gas	168,138	194,050
Operations and maintenance	82,043	74,483
Depreciation, depletion and amortization	38,020	34,297
Taxes, other than income taxes	30,312	32,679
Accretion expense	950	898

Total operating expenses	319,463	336,407

Operating Income	173,198	151,735

Other Income (Expense)
Interest expense	(12,221)	(13,177)
Other income	561	707
Other expense	(195)	(229)

Total other expense	(11,855)	(12,699)

Income From Continuing Operations Before Income Taxes	161,343	139,036
Income tax expense	57,462	51,535

Income From Continuing Operations	103,881	87,501

Discontinued Operations, Net of Taxes
Income (loss) from discontinued operations	1	(7)
Gain (loss) on disposal of discontinued operations	—	—

Income (Loss) From Discontinued Operations	1	(7)

Net Income	$103,882	$87,494

Diluted Earnings Per Average Common Share
Continuing operations	$1.44	$1.18
Discontinued operations	—	—

Net Income	$1.44	$1.18

Basic Earnings Per Average Common Share
Continuing operations	$1.45	$1.19
Discontinued operations	—	—

Net Income	$1.45	$1.19

Dividends Per Common Share	$0.115	$0.11

Diluted Average Common Shares Outstanding	72,124	74,094

Basic Average Common Shares Outstanding	71,482	73,268

The accompanying notes are an integral part of these condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

ENERGEN CORPORATION

(Unaudited)

(in thousands)	March 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$68,616	$10,307
Accounts receivable, net of allowance for doubtful accounts of $14,260 at March 31, 2007, and $13,961 at December 31, 2006	236,202	329,766
Inventories, at average cost
Storage gas inventory	40,709	68,769
Materials and supplies	10,533	9,281
Liquified natural gas in storage	2,916	3,766
Regulatory asset	3,242	35,479
Deferred income taxes	14,943	—
Prepayments and other	31,706	32,211

Total current assets	408,867	489,579

Property, Plant and Equipment
Oil and gas properties, successful efforts method	2,213,798	2,163,065
Less accumulated depreciation, depletion and amortization	583,688	559,059

Oil and gas properties, net	1,630,110	1,604,006

Utility plant	1,074,473	1,060,562
Less accumulated depreciation	428,918	421,075

Utility plant, net	645,555	639,487

Other property, net	9,310	8,921

Total property, plant and equipment, net	2,284,975	2,252,414

Other Assets
Regulatory asset	38,185	38,385
Prepaid pension costs and postretirement assets	18,799	19,975
Deferred charges and other	38,378	36,534

Total other assets	95,362	94,894

TOTAL ASSETS	$2,789,204	$2,836,887

The accompanying notes are an integral part of these condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

ENERGEN CORPORATION

(Unaudited)

(in thousands, except share and per share data)	March 31, 2007	December 31, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Long-term debt due within one year	$100,000	$100,000
Notes payable to banks	—	58,000
Accounts payable	138,682	194,448
Accrued taxes	94,120	42,960
Customers’ deposits	21,435	21,094
Amounts due customers	—	14,382
Accrued wages and benefits	14,745	24,548
Regulatory liability	28,397	33,871
Deferred income taxes	—	15,354
Other	68,373	65,985

Total current liabilities	465,752	570,642

Long-term debt	582,915	582,490

Deferred Credits and Other Liabilities
Asset retirement obligation	54,861	53,980
Pension liabilities	32,504	32,504
Regulatory liability	138,140	135,466
Deferred income taxes	240,522	241,146
Other	27,057	18,590

Total deferred credits and other liabilities	493,084	481,686

Commitments and Contingencies
Shareholders’ equity
Preferred stock, cumulative $0.01 par value, 5,000,000 shares authorized	—	—
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized, 74,063,549 shares issued at March 31, 2007, and 73,699,244 shares issued at December 31, 2006	741	737
Premium on capital stock	418,616	412,989
Capital surplus	2,802	2,802
Retained earnings	939,337	844,880
Accumulated other comprehensive gain (loss), net of tax
Unrealized gain on hedges	463	50,555
Pension and postretirement plans	(21,318)	(23,177)
Deferred compensation plan	15,835	13,956
Treasury stock, at cost (3,375,531 shares at March 31, 2007, and 3,253,337 shares at December 31, 2006)	(109,023)	(100,673)

Total shareholders’ equity	1,247,453	1,202,069

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,789,204	$2,836,887

The accompanying notes are an integral part of these condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

ENERGEN CORPORATION

(Unaudited)

Three months ended March 31, (in thousands)	2007	2006
Operating Activities
Net income	$103,882	$87,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	38,020	34,297
Deferred income taxes	1,125	15,961
Change in derivative fair value	473	2,217
Gain on sale of assets	(302)	(22)
Other, net	8,958	2,239
Net change in:
Accounts receivable, net	46,502	44,740
Inventories	27,658	14,842
Accounts payable	(77,208)	(39,424)
Amounts due customers	4,525	(14,331)
Other current assets and liabilities	34,251	19,623

Net cash provided by operating activities	187,884	167,636

Investing Activities
Additions to property, plant and equipment	(66,604)	(62,473)
Proceeds from sale of assets	861	37
Other, net	(684)	(428)

Net cash used in investing activities	(66,427)	(62,864)

Financing Activities
Payment of dividends on common stock	(8,244)	(8,082)
Issuance of common stock	338	2,970
Purchase of treasury stock	—	(2,522)
Payment of long-term debt	(44,615)	(10)
Proceeds from issuance of long-term debt	45,000	—
Debt issuance costs	(494)	—
Net change in short-term debt	(58,000)	(98,000)
Other	2,867	780

Net cash used in financing activities	(63,148)	(104,864)

Net change in cash and cash equivalents	58,309	(92)
Cash and cash equivalents at beginning of period	10,307	8,714

Cash and Cash Equivalents at End of Period	$68,616	$8,622

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF INCOME

ALABAMA GAS CORPORATION

(Unaudited)

	Three months ended March 31,
(in thousands)	2007	2006
Operating Revenues	$298,628	$318,623

Operating Expenses
Cost of gas	168,138	194,050
Operations and maintenance	32,357	30,879
Depreciation and amortization	11,547	10,746
Income taxes
Current	24,388	24,163
Deferred	(315)	(1,444)
Taxes, other than income taxes	18,149	19,221

Total operating expenses	254,264	277,615

Operating Income	44,364	41,008

Other Income (Expense)
Allowance for funds used during construction	137	223
Other income	479	473
Other expense	(189)	(229)

Total other income	427	467

Interest Charges
Interest on long-term debt	2,964	3,237
Other interest expense	1,498	869

Total interest charges	4,462	4,106

Net Income	$40,329	$37,369

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED BALANCE SHEETS

ALABAMA GAS CORPORATION

(Unaudited)

(in thousands)	March 31, 2007	December 31, 2006
ASSETS
Property, Plant and Equipment
Utility plant	$1,074,473	$1,060,562
Less accumulated depreciation	428,918	421,075

Utility plant, net	645,555	639,487

Other property, net	162	163

Current Assets
Cash and cash equivalents	6,960	8,765
Accounts receivable
Gas	130,322	159,101
Other	21,974	10,708
Affiliated companies	—	—
Allowance for doubtful accounts	(13,500)	(13,200)
Inventories, at average cost
Storage gas inventory	40,709	68,769
Materials and supplies	4,000	4,199
Liquified natural gas in storage	2,916	3,766
Deferred income taxes	14,023	13,251
Regulatory asset	3,242	35,479
Prepayments and other	2,558	3,557

Total current assets	213,204	294,395

Other Assets
Regulatory asset	38,185	38,385
Prepaid pension costs and postretirement assets	14,605	15,369
Deferred charges and other	7,608	6,326

Total other assets	60,398	60,080

TOTAL ASSETS	$919,319	$994,125

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED BALANCE SHEETS

ALABAMA GAS CORPORATION

(Unaudited)

(in thousands, except share data)	March 31, 2007	December 31, 2006
LIABILITIES AND CAPITALIZATION
Capitalization
Preferred stock, cumulative $0.01 par value, 120,000 shares authorized	$—	$—
Common shareholder’s equity
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,972,052 shares issued at March 31, 2007 and December 31, 2006	20	20
Premium on capital stock	31,682	31,682
Capital surplus	2,802	2,802
Retained earnings	282,739	250,560

Total common shareholder’s equity	317,243	285,064
Long-term debt	209,141	208,756

Total capitalization	526,384	493,820

Current Liabilities
Notes payable to banks	—	58,000
Accounts payable	73,159	118,936
Affiliated companies	13,807	18,130
Accrued taxes	55,195	37,813
Customers’ deposits	21,435	21,094
Amounts due customers	—	14,382
Accrued wages and benefits	8,467	9,714
Regulatory liability	28,397	33,871
Other	9,017	8,225

Total current liabilities	209,477	320,165

Deferred Credits and Other Liabilities
Deferred income taxes	42,456	42,195
Regulatory liability	138,140	135,466
Other	2,862	2,479

Total deferred credits and other liabilities	183,458	180,140

Commitments and Contingencies

TOTAL LIABILITIES AND CAPITALIZATION	$919,319	$994,125

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS

ALABAMA GAS CORPORATION

(Unaudited)

Three months ended March 31, (in thousands)	2007	2006
Operating Activities
Net income	$40,329	$37,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,547	10,746
Deferred income taxes	(315)	(1,444)
Other, net	1,276	925
Net change in:
Accounts receivable	14,348	23,002
Inventories	29,110	14,927
Accounts payable	(34,234)	(29,569)
Amounts due customers	4,525	(14,331)
Other current assets and liabilities	16,546	19,523

Net cash provided by operating activities	83,132	61,148

Investing Activities
Additions to property, plant and equipment	(14,805)	(18,603)
Other, net	(553)	(358)

Net cash used in investing activities	(15,358)	(18,961)

Financing Activities
Dividends	(8,150)	(7,624)
Payment of long-term debt	(44,615)	(10)
Proceeds from issuance of long-term debt	45,000	—
Debt issuance costs	(494)	—
Net advances to affiliates	(4,323)	(6,040)
Net change in short-term debt	(58,000)	(29,000)
Other	1,003	—

Net cash used in financing activities	(69,579)	(42,674)

Net change in cash and cash equivalents	(1,805)	(487)
Cash and cash equivalents at beginning of period	8,765	7,169

Cash and Cash Equivalents at End of Period	$6,960	$6,682

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ENERGEN CORPORATION AND ALABAMA GAS CORPORATION

1. BASIS OF PRESENTATION

The unaudited condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2006, 2005 and 2004 included in the 2006 Annual Report of Energen Corporation (the Company) and Alabama Gas Corporation (Alagasco) on Form 10-K. Alagasco has a September 30 fiscal year for rate-setting purposes (rate year) and reports on a calendar year for the Securities and Exchange Commission and all other financial accounting reporting purposes. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required for complete financial statements. The Company’s natural gas distribution business is seasonal in character and influenced by weather conditions. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year.

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

2. REGULATORY

All of Alagasco’s utility operations are conducted in the state of Alabama. Alagasco is subject to regulation by the Alabama Public Service Commission (APSC) which established the Rate Stabilization and Equalization (RSE) rate-setting process in 1983. RSE was extended with modifications in 2002, 1996, 1990, 1987 and 1985. On June 10, 2002, the APSC extended Alagasco’s rate-setting methodology, RSE, without change, for a six-year period through January 1, 2008. Under the terms of that extension, RSE will continue after January 1, 2008, unless, after notice to the Company and a hearing, the Commission votes to either modify or discontinue its operations. Alagasco is on a September 30 fiscal year for rate-setting purposes (rate year) and reports on a calendar year for the Securities and Exchange Commission and all other financial accounting reporting purposes. Alagasco’s allowed range of return on average equity remains 13.15 percent to 13.65 percent throughout the term of the order, subject to change in the event that the Commission, following a generic rate of return hearing, adjusts the equity returns of all major energy utilities operating under a similar methodology. Under RSE, the APSC conducts quarterly reviews to determine, based on Alagasco’s projections and year-to-date performance, whether Alagasco’s return on average equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4 percent of prior-year revenues. Alagasco did not have a reduction in rates related to the return on average equity for the rate year ended 2006. A $14.3 million and a $15.8 million annual increase in revenues became effective December 1, 2006 and 2005, respectively. RSE limits the utility’s equity upon which a return is permitted to 60 percent of total capitalization and provides for certain cost control measures designed to monitor Alagasco’s operations and maintenance (O&M) expense. Under the inflation-based cost control measurement established by the APSC, if the percentage change in O&M expense per customer falls within a range of 1.25 points above or below the percentage change in the Consumer Price Index For All Urban Consumers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. The increase in O&M expense per customer was above the index range for the rate year ended September 30, 2006; as a result, the utility had a $1.5 million pre-tax decrease in revenues with a corresponding rate reduction effective December 1, 2006, under the provisions of RSE.

Alagasco calculates a temperature adjustment to customers’ monthly bills to substantially remove the effect of departures from normal temperatures on Alagasco’s earnings. Adjustments to customers’ bills are made in the same billing cycle in which the weather variation occurs. The temperature adjustment applies primarily to residential, small commercial and small industrial customers. This adjustment, however, is subject to regulatory limitations on increases to customers’ bills. Other non-temperature weather related conditions that may affect customer usage are not included in the temperature adjustment such as the impact of wind velocity or cloud cover and the elasticity of demand as a result of higher commodity prices. Alagasco’s rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply.

3. DERIVATIVE COMMODITY INSTRUMENTS

Energen Resources Corporation, Energen’s oil and gas subsidiary, periodically enters into derivative commodity instruments that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge its exposure to price fluctuations on oil, natural gas and natural gas liquids production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Such instruments may include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange (NYMEX) and over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. In some contracts, the amount of credit allowed before collateral must be posted for out-of-the-money hedges varies depending on the credit rating of the Company or Alagasco. In cases where this arrangement exists, generally the credit ratings must be maintained at investment grade status to have any available counterparty credit. Adverse changes to the Company’s or Alagasco’s credit rating results in decreasing amounts of credit available under these contracts. The counterparties for these contracts do not extend credit to the Company or Alagasco in the event credit ratings are below investment grade. At March 31, 2007, Energen Resources was in a net gain position in the aggregate with its counterparties and was not required to post collateral. Energen Resources used various counterparties for its over-the-counter derivatives as of March 31, 2007. The Company believes the creditworthiness of these counterparties is satisfactory.

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

As of March 31, 2007, $10.8 million, net of tax, of deferred net gains on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified and reported in earnings as operating revenues during the next twelve-month period. The actual amount that will be reclassified to earnings over the next year could vary materially from this amount due to changes in market conditions. Gains and losses on derivative instruments that are not accounted for as cash flow hedge transactions, as well as the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges, are included in operating revenues in the consolidated financial statements. For the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges, Energen Resources recorded a $0.7 million after-tax loss for the three months ended March 31, 2007. Also, the Company recorded an after-tax gain of approximately $91,000 during the first quarter of 2007 on contracts which did not meet the definition of cash flow hedges under SFAS No. 133. As of March 31, 2007, all of the Company’s hedges met the definition of a cash flow hedge. The Company had a net $0.3 million and a net $31 million deferred tax liability included in current and noncurrent deferred income taxes on the consolidated balance sheets related to derivative items included in OCI as of March 31, 2007 and December 31, 2006, respectively. At March 31, 2007, and December 31, 2006, the Company had $22.3 million and $93.3 million, respectively, of current unrealized derivative gains recorded in accounts receivable. The Company also had $2.1 million and $0.7 million of current unrealized derivative losses recorded in accounts payable at March 31, 2007 and

December 31, 2006, respectively, and $17.1 million and $11.9 million, respectively, of non-current unrealized derivative losses recorded in deferred credits and other liabilities. The Company had $0.4 million of non-current unrealized derivative gains recorded in deferred charges and other as of March 31, 2007.

Energen Resources entered into the following transactions for the remainder of 2007 and subsequent years:

Production Period	Total Hedged Volumes	Average Contract Price	Description
Natural Gas
2007	9.7 Bcf	$9.28 Mcf	NYMEX Swaps
	22.1 Bcf	$7.83 Mcf	Basin Specific Swaps
2008	3.6 Bcf	$8.47 Mcf	NYMEX Swaps
Oil
2007	2,035 MBbl	$70.00 Bbl	NYMEX Swaps
2008	1,920 MBbl	$66.89 Bbl	NYMEX Swaps
2009	900 MBbl	$56.25 Bbl	NYMEX Swaps
Oil Basis Differential
2007	1,774 MBbl	*	Basis Swaps
2008	1,020 MBbl	*	Basis Swaps
Natural Gas Liquids
2007	33.6 MMGal	$0.93 Gal	Liquids Swaps
2008	4.5 MMGal	$0.87 Gal	Liquids Swaps

*	Average contract prices are not meaningful due to the varying nature of each contract.

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

On December 4, 2000, the APSC authorized Alagasco to engage in energy risk-management activities to manage the utility’s cost of gas supply. As required by SFAS No. 133, Alagasco recognizes all derivatives as either assets or liabilities on the balance sheet with a corresponding regulatory asset or liability. Any gains or losses are passed through to customers using the mechanisms of the GSA in compliance with Alagasco’s APSC-approved tariff. In accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” at March 31, 2007, Alagasco recognized a $15.3 million unrealized derivative gain in accounts receivable with a corresponding current regulatory liability of $15.3 million representing the fair value of derivatives. At December 31, 2006, Alagasco recognized an $11.5 million unrealized derivative loss in accounts payable with a corresponding current regulatory asset of $11.5 million representing the fair value of derivatives.

4. RECONCILIATION OF EARNINGS PER SHARE

(in thousands, except per share amounts)	Three months ended March 31, 2007			Three months ended March 31, 2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS	$103,882	71,482	$1.45	$87,494	73,268	$1.19
Effect of Dilutive Securities
Performance share awards		327			359

Stock options		237			360
Restricted stock		78			107

Diluted EPS	$103,882	72,124	$1.44	$87,494	74,094	$1.18

For the three months ended March 31, 2007, the Company had 232,285 options that were excluded from the computation of diluted EPS. The Company had no options that were excluded from the computation of diluted EPS as of March 31, 2006. For the three months ended March 31, 2007 and 2006, the Company had no shares of non-vested restricted stock that were excluded from the computation of diluted EPS.

5. SEGMENT INFORMATION

The Company principally is engaged in two business segments: the development, acquisition, exploration and production of oil and gas in the continental United States (oil and gas operations) and the purchase, distribution and sale of natural gas in central and north Alabama (natural gas distribution).

	Three months ended March 31,
(in thousands)	2007	2006
Operating revenues from continuing operations
Oil and gas operations	$194,033	$169,519
Natural gas distribution	298,628	318,623

Total	$492,661	$488,142

Operating income (loss) from continuing operations
Oil and gas operations	$105,301	$88,539
Natural gas distribution	68,437	63,727
Eliminations and corporate expenses	(540)	(531)

Total	$173,198	$151,735

Other income (expense)
Oil and gas operations	$(7,504)	$(9,287)
Natural gas distribution	(4,035)	(3,639)
Eliminations and other	(316)	227

Total	$(11,855)	$(12,699)

Income from continuing operations before income taxes	$161,343	$139,036

(in thousands)	March 31, 2007	December 31, 2006
Identifiable assets
Oil and gas operations	$1,775,947	$1,822,216
Natural gas distribution	919,319	994,125

Subtotal	2,695,266	2,816,341
Eliminations and other	93,938	20,546

Total	$2,789,204	$2,836,887

6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following:

	Three months ended March 31,
(in thousands)	2007	2006
Net Income	$103,882	$87,494
Other comprehensive income (loss)
Current period change in fair value of derivative instruments, net of tax of ($20.2) million and $22.2 million	(32,982)	36,244
Reclassification adjustment for derivative instruments, net of tax of ($10.5) million and $7 million	(17,110)	11,443

Pension and postretirement plans, net of tax of $1 million	1,859	—

Comprehensive Income	$55,649	$135,181

Accumulated other comprehensive income (loss) consisted of the following:

(in thousands)	March 31, 2007	December 31, 2006
Unrealized gain on hedges, net of tax of $0.3 million and $31 million	$463	$50,555
Pension and postretirement plans, net of tax of ($11.5) million and ($12.5) million	(21,318)	(23,177)

Accumulated Other Comprehensive Income (Loss)	$(20,855)	$27,378

7. STOCK COMPENSATION

1997 Stock Incentive Plan

Stock Options: The 1997 Stock Incentive Plan provided for the grant of incentive stock options, non-qualified stock options, or a combination thereof to officers and key employees. Options granted under the Plan provide for the purchase of Company common stock at not less than the fair market value on the date the option is granted. The sale or transfer of the shares is limited during certain periods. All outstanding options vest within three years from date of grant and expire 10 years from the grant date. The Company granted 232,285 shares during the three months ended March 31, 2007 with a weighted average grant-date fair value of $17.33.

Restricted Stock: In addition, the 1997 Stock Incentive Plan provided for the grant of restricted stock. In the three months ended March 31, 2007, 6,805 shares were awarded. These awards were valued based on the quoted market price of the Company’s common stock at the date of grant and have a three year vesting period.

2004 Stock Appreciation Rights Plan

The Energen 2004 Stock Appreciation Rights Plan provided for the payment of cash incentives measured by the long-term appreciation of Company stock. These awards are liability awards which settle in cash and are re-measured each reporting period until settlement. During the first quarter of 2007, 85,906 awards with a weighted average grant-date fair value of $18.70 were granted with stock appreciation rights. These awards have a three year vesting period.

2005 Petrotech Incentive Plan

The Energen Resources’ 2005 Petrotech Incentive Plan provided for the grant of stock equivalent units. These awards are liability awards which settle in cash and are re-measured each reporting period until settlement. During the first quarter of 2007, Energen Resources awarded 5,242 Petrotech units with a weighted average grant-date fair value of $49.65. These awards have a three year vesting period.

8. LONG-LIVED ASSETS AND DISCONTINUED OPERATIONS

The Company applies SFAS No. 144, which retains the previous asset impairment requirements of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” for loss recognition when the carrying value of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In addition, SFAS No. 144 requires that gains and losses on the sale of certain oil and gas properties and writedowns of certain properties held-for-sale be reported as discontinued operations, with income or loss from operations of the associated properties reported as income or loss from discontinued operations. The results of operations for held-for-sale properties are reclassified and reported as discontinued operations for prior periods in accordance with SFAS No. 144. Energen Resources may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. All assets held-for-sale must be reported at the lower of the carrying amount or fair value. Energen Resources had no property sales under the provisions of SFAS No. 144 during the three months ended March 31, 2007 and 2006.

The following were the results of operations from discontinued operations:

	Three months ended March 31,
(in thousands, except per share data)	2007	2006
Oil and gas revenues	$(2)	$—

Pretax gain (loss) from discontinued operations	$2	$(11)
Income tax expense (benefit)	1	(4)

Income (Loss) From Discontinued Operations	1	(7)

Gain (loss) on disposal of discontinued operations	—	—
Income tax expense (benefit)	—	—

Gain (Loss) on Disposal of Discontinued Operations	—	—

Total Income (Loss) From Discontinued Operations	$1	$(7)

Diluted Earnings Per Average Common Share
Income (Loss) from Discontinued Operations	$—	$—
Gain (Loss) on Disposal of Discontinued Operations	—	—

Total Income (Loss) from Discontinued Operations	$—	$—

Basic Earnings Per Average Common Share
Income (Loss) from Discontinued Operations	$—	$—
Gain (Loss) on Disposal of Discontinued Operations	—	—

Total Income (Loss) from Discontinued Operations	$—	$—

9. EMPLOYEE BENEFIT PLANS

The components of net pension expense for the Company’s two defined benefit non-contributory pension plans and certain nonqualified supplemental pension plans were:

	Three Months Ended March 31,
(in thousands)	2007	2006
Components of net periodic benefit cost:
Service cost	$1,703	$1,620
Interest cost	2,794	2,666
Expected long-term return on assets	(3,267)	(2,997)
Actuarial loss	1,223	1,232
Prior service cost amortization	229	181
Transition amortization	—	1

Net periodic expense	$2,682	$2,703

The Company is not required to make pension contributions in 2007 and does not currently plan on making discretionary contributions to the qualified pension plans. For the three months ended March 31, 2007, the Company made contributions aggregating $3.2 million to the nonqualified supplemental retirement plans. The Company expects to make additional discretionary contributions of approximately $0.5 million to nonqualified supplemental retirement plan assets through the remainder of 2007. The Company recognized a settlement charge of $2.1 million in the first quarter of 2007 due to the payment of lump sums from the nonqualified supplemental retirement plans to certain key executives. This charge represented an acceleration of the unamortized actuarial losses as required under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

The components of net periodic postretirement benefit expense for the Company’s postretirement benefit plans were:

	Three Months Ended March 31,
(in thousands)	2007	2006
Components of net periodic benefit cost:
Service cost	$256	$313
Interest cost	923	939
Expected long-term return on assets	(1,250)	(1,204)
Actuarial gain	(315)	(169)
Transition amortization	479	480

Net periodic expense	$93	$359

For the three months ended March 31, 2007, the Company made contributions aggregating $0.3 million to the postretirement benefit plan assets. The Company expects to make additional discretionary contributions of approximately $0.7 million to postretirement benefit plan assets through the remainder of 2007.

10. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Certain of Alagasco’s long-term gas procurement contracts for the supply, storage and delivery of natural gas include fixed charges of approximately $214 million through October 2015. Alagasco also is committed to purchase minimum quantities of gas at market-related prices or to pay certain costs in the event the minimum quantities are not taken. These purchase commitments are 152.5 Bcf through April 2015.

Alagasco purchases gas as an agent for certain of its large commercial and industrial customers. Alagasco has in certain instances provided commodity-related guarantees to the counterparties in order to facilitate these agency purchases. Liabilities existing for gas delivered to customers subject to these guarantees are included in the consolidated balance sheet. In the event the customer for whom the guarantee was entered fails to take delivery of the gas, Alagasco can sell such gas for the customer, with the customer liable for any resulting loss. Although the substantial majority of purchases under these guarantees are for the customers’ current monthly consumption and are at current market prices, in some instances, the purchases are for an extended term at a fixed price. At March 31, 2007, the fixed price purchases under these guarantees had a maximum term outstanding through March 2008 and an aggregate purchase price of $4 million with a market value of $4.4 million.

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

Jefferson County, Alabama

In January 2006, RGGS Land and Minerals LTD, L.P. (RGGS) filed a lawsuit in Jefferson County, Alabama, alleging breach of contract with respect to Energen Resources’ calculation of certain allowed costs and failure to pay in a timely manner certain amounts due RGGS under a mineral lease. RGGS seeks a declaratory judgment with respect to the parties’ rights under the lease, reformation of the lease, monetary damages and termination of Energen Resources’ rights under the lease. The Occluded Gas Lease dated January 1, 1986 was originally between Energen Resources and United States Steel Corporation (U.S. Steel) as lessor. RGGS became the lessor under the lease as a result of a 2004 conveyance from U.S. Steel to RGGS. Approximately 120,000 acres in Jefferson and Tuscaloosa counties, Alabama, are subject to the lease. Separately on February 6, 2006, Energen Resources received notice of immediate lease termination from RGGS. During 2006, Energen Resources’ production associated with the lease was approximately 10 Bcf.

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

Legacy Litigation

During recent years, numerous lawsuits have been filed against oil production companies in Louisiana for restoration of oilfield properties. These suits are referred to in the industry as “legacy litigation” because they usually involve operations that were conducted on the affected properties many years earlier. Energen Resources is or has been a party to several legacy litigation lawsuits, most of which result from the operations of predecessor companies. Based upon information presently available, and in light of available legal and other defenses, contingent liabilities arising from legacy litigation in excess of the Company’s accrued provision for estimated liability are not considered material to the Company’s financial position.

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

A discussion of certain litigation in the state of Louisiana related to the restoration of oilfield properties is included above under Legal Matters.

Alagasco is in the chain of title of nine former manufactured gas plant sites (four of which it still owns), and five manufactured gas distribution sites (one of which it still owns). An investigation of the sites does not indicate the present need for remediation activities. Management expects that, should remediation of any such sites be required in the future, Alagasco’s share, if any, of such costs will not materially affect the financial position of Alagasco.

11. REGULATORY ASSETS AND LIABILITIES

The following table details regulatory assets and liabilities on the balance sheets:

(in thousands)	March 31, 2007		December 31, 2006
	Current	Noncurrent	Current	Noncurrent
Regulatory assets:
Pension asset	$—	$28,074	$—	$28,476
Accretion and depreciation for asset retirement obligation	—	10,041	—	9,803
Gas supply adjustment	2,920	—	23,595	—
Risk management activities	—	—	11,543	—
Other	322	70	341	106

Total regulatory assets	$3,242	$38,185	$35,479	$38,385

Regulatory liabilities:
Enhanced stability reserve	$3,951	$—	$3,951	$—
Risk management activities	15,262	—	—	—
RSE adjustment	643	—	1,460	—
Unbilled service margin	8,508	—	27,233	—
Asset removal costs, net	—	116,825	—	114,520
Asset retirement obligation	—	13,022	—	12,833

Pension liability and postretirement benefits	—	7,220	—	7,220
Other	33	1,073	1,227	893

Total regulatory liabilities	$28,397	$138,140	$33,871	$135,466

12. ACQUISITION AND DISPOSITIONS OF OIL AND GAS PROPERTIES

In October 2006, Energen Resources sold a 50 percent interest in its lease position in various shale plays in Alabama to Chesapeake Energy Corporation (Chesapeake) for cash and a carried drilling interest. In addition, the two companies have signed an agreement to form an area of mutual interest (AMI) to focus on the further exploration and development of these shale plays throughout Alabama and a part of Georgia. Energen Resources received $75 million in cash from Chesapeake for a 50 percent interest in Energen Resources’ existing shale lease position of approximately 200,000 net acres in Alabama. Chesapeake also will pay for Energen Resources’ first $15 million of future drilling costs. Energen Resources had a gain of approximately $34.5 million after-tax in the fourth quarter of 2006 resulting from this sale of its lease position.

In December 2006, Energen Resources completed a purchase which expanded its operations in the San Juan Basin from Dominion Resources Inc. effective December 1, 2006 for approximately $30 million. Energen used its available cash and existing lines of credit to finance the acquisition.

13. LONG-TERM DEBT

In January 2007, Alagasco issued $45 million of long-term debt with an interest rate of 5.9% due January 15, 2037. Alagasco used these long-term debt proceeds to redeem the $34.4 million of 6.75% Notes, maturing September 1, 2031 and $10 million of 7.97% Medium-Term Notes maturing September 23, 2026.

In March 2007, Energen provided notice to the Bank of New York Trust Company of an April 19, 2007 voluntary redemption of $10 million Medium-Term Notes, Series A, with an annual interest rate of 8.09% due September 15, 2026. Associated with this redemption, the Company will incur a call premium of 4.045%.

In April 2007, Energen provided notice to the Bank of New York Trust Company of a May 15, 2007 voluntary redemption of the $100 million Floating Rate Senior Notes due November 15, 2007.

14. RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD (FASB)

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (FIN 48) as of January 1, 2007. This Interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, the Company recognized an approximate $1.2 million increase in the liability for unrecognized tax benefits and a decrease to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company’s unrecognized tax benefits totaled $7.7 million, of which $3.9 million would favorably impact the Company’s effective tax rate, if recognized. The remaining $3.8 million of liability for unrecognized tax benefits represents a reclassification from previously established deferred tax liabilities pursuant to the adoption of FIN 48. The Company’s tax returns for years 2003-2005 remain open to examination by the Internal Revenue Service and major state taxing jurisdictions. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company recognized approximately $484,000 in potential interest (net of tax benefit) and penalties associated with uncertain tax positions. The change in the unrecognized tax benefit within the next 12 months is not expected to be material to the financial statements.

During September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or a liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this Statement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to measure financial instruments and certain other items at fair value to mitigate volatility in reported earnings. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this Statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in the Form 10-K for the year ended December 31, 2006, except as follows:

As of January 1, 2007, the Company accounts for uncertain tax positions in accordance with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (FIN 48). The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding income tax exposures. Interpretation of and guidance surrounding income tax laws and regulation change over time. As such, it is possible that changes in the Company’s subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. Additional information related to the Company’s uncertain tax position is provided in Note 14 to the Unaudited Condensed Financial Statements.

RESULTS OF OPERATIONS

Energen’s net income totaled $103.9 million ($1.44 per diluted share) for the three months ended March 31, 2007 and compared favorably with net income of $87.5 million ($1.18 per diluted share) for the same period in the prior year. Energen Resources Corporation, Energen’s oil and gas subsidiary, had net income for the three months ended March 31, 2007, of $63.2 million compared with $49.7 million in the same quarter in the previous year. Energen Resources reported income from continuing operations of $63.2 million in the current quarter as compared with $49.8 million in the same quarter last year. Significantly higher commodity prices (approximately $13 million after-tax) and increased production volumes (approximately $2 million after-tax) were partially offset by increased lease operating expenses (approximately $1 million after-tax), increased depreciation, depletion and amortization (DD&A) expense (approximately $2 million after-tax) and increased administrative expenses (approximately $3 million after-tax). Energen’s natural gas utility, Alagasco, reported net income of $40.3 million in the first quarter of 2007 compared to a net income of $37.4 million in the same period last year largely reflecting the utility’s ability to earn on a higher level of equity.

Oil and Gas Operations

Revenues from oil and gas operations rose 14.5 percent to $194 million for the three months ended March 31, 2007 largely as a result of increased commodity prices as well as the impact of higher production volumes. During the current quarter, revenue per unit of production for natural gas rose 4.8 percent to $7.93 per thousand cubic feet (Mcf), while oil revenue per unit of production increased 27 percent to $58.36 per barrel. Natural gas liquids revenue per unit of production increased 37.9 percent to an average price of $0.80 per gallon.

Production increased primarily due to additional development activities in the San Juan Basin partially offset by normal production declines. Natural gas production from continuing operations in the first quarter rose 1.4 percent to 15.5 billion cubic feet (Bcf) and oil volumes increased 1.1 percent to 927 thousand barrels (MBbl). Natural gas liquids production increased 13.9 percent to 18.9 million gallons (MMgal) primarily related to development activity in the San Juan Basin. Natural gas comprised approximately 65 percent of Energen Resources’ production for the current quarter.

Energen Resources periodically enters into derivative commodity instruments that qualify as cash flow hedges under Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge its exposure to price fluctuations to its estimated oil, natural gas and natural gas liquids production. Energen Resources applies SFAS No. 133 which requires all derivatives to be recognized on the balance sheet and measured at fair value. If a derivative is designated as a cash flow hedge, the effectiveness of the hedge, or the degree that the gain (loss) for the hedging instrument offsets the loss (gain) on the hedged item is measured at each reporting period. The effective portion of the gain or loss on the derivative instrument is recognized in other comprehensive income (OCI) as a component of equity and subsequently reclassified into earnings as operating revenues when the forecasted transaction affects earnings. The ineffective portion of a derivative’s change in fair value is required to be recognized in operating revenues immediately. Derivatives that do not qualify for hedge treatment under SFAS No. 133 must be recorded at fair value with gains or losses recognized in operating revenues in the period of change. The Company recorded an after-tax gain of approximately $91,000 during the first quarter of 2007 on contracts which did not meet the definition of cash flow hedges under SFAS No. 133. For the three months ended March 31, 2007, the Company recorded a $0.7 million after-tax loss for the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges.

Operations and maintenance (O&M) expense increased $6.1 million for the quarter. Lease operating expense (excluding production taxes) increased by $1.5 million for the quarter primarily due to higher transportation costs related to increased San Juan Basin production, increased ad valorem taxes and higher maintenance expense in the Permian Basin; partially offsetting these increases was lower workover expense in the current period primarily in the San Juan Basin. Administrative expense increased $4.5 million for the three months ended March 31, 2007 largely due to labor-related costs. Exploration expense remained stable in the first quarter of 2007.

Energen Resources’ DD&A expense for the quarter rose $2.9 million. The average depletion rate for the current quarter was $1.09 per Mcfe as compared to $0.99 per Mcfe in the same period a year ago. The increase in the current quarter expense was largely due to higher rates resulting from a decline in year-end reserve prices and higher development costs.

Energen Resources’ expense for taxes other than income taxes was $1.3 million lower in the first quarter and primarily reflected production-related taxes that were lower due to decreased natural gas and oil commodity market prices; these decreases were partially offset by higher production volumes and increased natural gas liquids commodity market prices. Commodity market prices exclude the effects of derivative instruments.

Energen Resources may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. With respect to developed properties, sales may occur as a result of, but not limited to, disposing of non-strategic or marginal assets and accepting offers where the buyer gives greater value to a property than does Energen Resources. The Company is required to reflect gains and losses on the dispositions of these assets, the impairments on certain properties held-for-sale, and income or loss from the operations of the associated held-for-sale properties as discontinued operations under the provisions of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Energen Resources had no property sales under the provisions of SFAS No. 144 during the three months ended March 31, 2007 and 2006.

Natural Gas Distribution

Natural gas distribution revenues decreased $20 million for the quarter largely due to a decrease in commodity gas costs and a slight decrease in customer usage. For the quarter, weather was comparable with the same period last year. Residential sales volumes declined 0.9 percent and commercial and industrial customer sales volumes decreased 1.4 percent. Transportation volumes increased 0.5 percent in period comparisons. A decline in gas costs partially offset by a slight increase in gas purchase volumes resulted in a 13.4 percent decrease in cost of gas for the quarter. Utility gas costs include commodity cost, risk management gains and losses and the provisions of the GSA rider. The GSA rider in Alagasco’s rate schedule provides for a pass-through of gas price fluctuations to customers without markup. Alagasco’s tariff provides a temperature adjustment to certain customers’ bills designed to substantially remove the effect of departures from normal temperatures. The temperature adjustment applies primarily to residential, small commercial and small industrial customers.

As discussed more fully in Note 2 to the Unaudited Condensed Financial Statements, Alagasco is subject to regulation by the Alabama Public Service Commission (APSC). On June 10, 2002, the APSC issued an order to extend Alagasco’s rate-setting mechanism. Under the terms of that extension, RSE will continue after January 1, 2008, unless, after notice to Alagasco and a hearing, the Commission votes to either modify or discontinue its operation.

O&M expense increased 4.8 percent in the current quarter primarily due to increased labor-related expense and higher insurance costs partially offset by decreased bad debt expense. A 7.5 percent increase in depreciation expense in the current quarter was primarily due to normal extension and replacement of the utility’s distribution system and replacement of its support systems. Taxes other than income taxes primarily reflected various state and local business taxes as well as payroll-related taxes. State and local business taxes generally are based on gross receipts and fluctuate accordingly.

Non-Operating Items

Interest expense for the Company decreased $1 million in the first quarter of 2007 primary due to lower borrowings at Energen Resources. Income tax expense for the Company increased $5.9 million in the current quarter largely due to higher pre-tax income.

FINANCIAL POSITION AND LIQUIDITY

Cash flows from operations for the year-to-date were $188.8 million as compared to $167.6 million in the prior period. Operating cash flow benefited from higher realized commodity prices and production volumes at Energen Resources. The Company’s working capital needs were also highly influenced by the timing of payments. Working capital needs at Alagasco were primarily affected by decreased gas costs compared to the prior period and decreased storage gas inventory.

The Company had a net outflow of cash from investing activities of $66.4 million for the three months ended March 31, 2007 primarily due to additions of property, plant and equipment. Energen Resources invested $53.4 million in capital expenditures primarily related to the development of oil and gas properties. Utility capital expenditures totaled $14.8 million in the year-to-date and primarily represented expansion and replacement of its distribution system and support facilities.

The Company used $64.2 million for financing activities in the year-to-date primarily due to the repayment of short-term borrowings and dividends paid to common shareholders. The January 2007 issuance by Alagasco of $45 million in long-term debt with an interest rate of 5.9% due January 15, 2037 was largely offset by the redemption of $34.4 million of 6.75% Notes maturing September 1, 2031 and $10 million of 7.97% Medium-Term Notes maturing September 23, 2026.

FUTURE CAPITAL RESOURCES AND LIQUIDITY

Energen plans to continue investing significant capital in Energen Resources’s oil and gas production operations. In the three-year period ending December 31, 2009, the Company expects to invest approximately $660 million in its four major areas of operation. For 2007, the Company expects its oil and gas capital spending to total approximately $275 million, including $260 million for the development of existing properties. Capital investment at Energen Resources in 2008 is expected to approximate $190 million, including $185 million for the development of existing properties.

The Company also may allocate additional capital during this three-year period for other oil and gas activities such as property acquisitions and the exploration and development of potential shale plays primarily in Alabama. Energen Resources may evaluate acquisition opportunities which arise in the marketplace and from time to time will pursue acquisitions that meet Energen’s acquisition criteria. Energen Resources’ ability to invest in property acquisitions is subject to market conditions and industry trends. Property acquisitions are not included in the aforementioned estimate of oil and gas investments and could result in capital expenditures different from those outlined above. In October 2006, Energen Resources sold to Chesapeake Energy Corporation (Chesapeake) a 50 percent interest in its unproved lease position of approximately 200,000 acres in various shale plays in Alabama for $75 million and a $15 million carried drilling interest. In addition, the two companies signed an agreement to form an area of mutual interest (AMI) through which they will pursue new leases, exploration, development and operations on a 50-50 basis, for at least the next 10 years. Energen Resources and Chesapeake continue to lease shared acreage in the AMI, which encompasses Alabama and some of Georgia in advance of drilling. Energen Resources’ net acreage position as of April 15, 2007, totaled approximately 180,000 acres and represents multiple shale opportunities. The Company has not included in its capital spending estimates above any amounts associated with future potential development and/or exploratory drilling in the AMI.

To finance capital spending at Energen Resources, the Company primarily expects to use internally generated cash flow supplemented by its short-term credit facilities. The Company also may issue long-term debt and equity periodically to replace short-term obligations, enhance liquidity and provide for permanent financing. Energen has $100 million Floating Rate Senior Notes due November 2007 that it plans to voluntarily redeem in May 2007. In March 2007, Energen provided notice to the Bank of New York Trust Company of an April 19, 2007 voluntary redemption of $10 million Medium-Term Notes, Series A, with an annual interest rate of 8.09% due September 15, 2026. Energen currently has available short-term credit facilities aggregating $415 million to help finance its growth plans and operating needs.

Energen also plans to consider stock repurchases as a capital investment option over the next 24-36 months. In May 2006, Energen began a buy-back of its common stock under an existing stock repurchase plan. In June 2006, the Company’s Board of Directors authorized an additional 9 million shares of common stock for repurchase. Energen may buy shares from time to time on the open market or in negotiated purchases. The timing and amounts of any repurchases are subject to changes in market conditions. During 2006, the Company purchased 2.2 million shares at an average price of $39.08 per share. The Company did not repurchase shares of common stock for this program during the first quarter of 2007. The Company plans to continue utilizing internally generated cash flow to fund any future stock repurchases.

Energen Resources has experienced various market driven conditions generally caused by the increased commodity price environment including, but not limited to, higher workover and maintenance expenses, increased taxes and other field-service-related expenses. The Company anticipates influences such as weather, natural disasters, changes in global economics and political unrest will continue to contribute to increased price volatility in the near term. Commodity price volatility will affect the Company’s revenue and associated cash flow available for investment.

Energen Resources hedges its exposure to estimated commodity production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Such instruments may include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange (NYMEX) and over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. In some contracts, the amount of credit allowed before collateral must be posted for out-of-the-money hedges varies depending on the credit rating of the Company or Alagasco. In cases where this arrangement exists, generally the credit ratings must be maintained at investment grade status to have any available counterparty credit. Adverse changes to the Company’s credit rating will result in decreasing amounts of credit available under these contracts. The counterparties for these contracts do not extend credit to the Company in the event credit ratings are below investment grade. At March 31, 2007, Energen Resources was in a net gain position in the aggregate with its counterparties and was not required to post collateral. Energen Resources used various counterparties for its over-the-counter derivatives as of March 31, 2007. The Company believes the creditworthiness of these counterparties is satisfactory. These hedge transactions are pursuant to standing authorizations by the Board of Directors, which do not permit speculative positions.

Energen Resources entered into the following transactions for the remainder of 2007 and subsequent years:

Production Period	Total Hedged Volumes	Average Contract Price	Description
Natural Gas
2007	9.7 Bcf	$9.28 Mcf	NYMEX Swaps
	22.1 Bcf	$7.83 Mcf	Basin Specific Swaps
2008	3.6 Bcf	$8.47 Mcf	NYMEX Swaps
2008	*7.2 Bcf	$7.98 Mcf	Basin Specific Swaps
Oil
2007	2,035 MBbl	$70.00 Bbl	NYMEX Swaps
2008	1,920 MBbl	$66.89 Bbl	NYMEX Swaps
2008	*240 MBbl	$70.50 Bbl	NYMEX Swaps
2009	900 MBbl	$56.25 Bbl	NYMEX Swaps
Oil Basis Differential
2007	1,774 MBbl	**	Basis Swaps
2008	1,020 MBbl	**	Basis Swaps

2008	*240 MBbl	**	Basis Swaps
Natural Gas Liquids
2007	33.6 MMGal	$0.93 Gal	Liquids Swaps
2008	4.5 MMGal	$0.87 Gal	Liquids Swaps

*	Contracts entered into subsequent to March 31, 2007.
**	Average contract prices are not meaningful due to the varying nature of each contract.

Realized prices are anticipated to be lower than NYMEX prices due to basis differences and other factors.

The Company’s efforts to minimize commodity price volatility through hedging is reflected in Alagasco’s current rates. Alagasco’s rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider which permits the pass-through to customers for changes in the cost of gas supply. The GSA rider is designed to capture the Company’s cost of natural gas and provides for a pass-through of gas cost fluctuations to customers without markup; the cost of gas includes the commodity cost, pipeline capacity, transportation and fuel costs, and risk management gains and losses. Sustained high prices may decrease Alagasco’s customer base and could result in a further decline of per customer use and number of customers. The utility will continue to monitor its bad debt reserve and will make adjustments as required based on the evaluation of its receivables which are impacted by natural gas prices.

Alagasco maintains an investment in storage gas that is expected to average approximately $62 million in 2007 but will vary depending upon the price of natural gas. During 2007 and 2008, Alagasco plans to invest an estimated $59 million and $62 million, respectively, in utility capital expenditures for normal distribution and support systems. Over the three-year period ending December 31, 2009, Alagasco anticipates capital investments of approximately $185 million. The utility anticipates funding these capital requirements through internally generated capital and the utilization of short-term credit facilities. Alagasco issued $45 million in long-term debt in January 2007 and recalled $34.4 million of 6.75% Notes maturing September 1, 2031 and $10 million of 7.97% Medium-Term Notes maturing September 23, 2026 in the same period in order to capitalize on lower interest rates.

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

Dividends

Energen expects to pay annual cash dividends of $0.46 per share on the Company’s common stock in 2007. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and is based upon business conditions, results of operations, financial conditions and other factors.

Contractual Cash Obligations and Other Commitments

In the course of ordinary business activities, Energen enters into a variety of contractual cash obligations and other commitments. There have been no material changes to the contractual cash obligations of the Company since December 31, 2006.

Recent Pronouncements of the Financial Accounting Standards Board (FASB)

The Company adopted the provisions of FIN 48 as of January 1, 2007. This Interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, the Company recognized an approximate $1.2 million increase in the liability for unrecognized tax benefits and a decrease to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company’s unrecognized tax benefits totaled $7.7 million, of which $3.9 million would favorably impact the Company’s effective tax rate, if recognized. The remaining $3.8 million of liability for unrecognized tax benefits represents a reclassification from previously established deferred tax liabilities pursuant to the adoption of FIN 48. The Company’s tax returns for years 2003-2005 remain open to examination by the Internal Revenue Service and major state taxing jurisdictions. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company recognized approximately $484,000 in potential interest (net of tax benefit) and penalties associated with uncertain tax positions. The change in the unrecognized tax benefit within the next 12 months is not expected to be material to the financial statements.

During September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or a liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this Statement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to measure financial instruments and certain other items at fair value to mitigate volatility in reported earnings. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this Statement.

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

All statements based on future expectations rather than on historical facts are forward-looking statements that are dependent on certain events, risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, economic and competitive conditions, inflation rates, legislative and regulatory changes, financial market conditions, the Company’s ability to access the capital markets, future business decisions, utility customer growth and retention and usage per customer, litigation results and other uncertainties, all of which are difficult to predict.

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

Energen Resources’ Production: There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserve and production estimates. In the event Energen Resources is unable to fully invest its planned development, acquisition, and exploratory expenditures, future operating revenues, production, and proved reserves could be negatively affected. The drilling of development and exploratory wells can involve significant risks, including those related to timing, success rates and cost overruns, and these risks can be affected by lease and rig availability, complex geology and other factors.

Energen Resources’ Hedging: Although Energen Resources makes use of futures, swaps, options and fixed-price contracts to mitigate price risk, fluctuations in future commodity prices could materially affect the Company’s financial position, results of operations and cash flows; furthermore, such risk mitigation activities may cause the

Company’s financial position and results of operations to be materially different from results that would have been obtained had such risk mitigation activities not occurred. The effectiveness of such risk-mitigation assumes that counterparties maintain satisfactory credit quality. The effectiveness of such risk mitigation also assumes that actual sales volumes will generally meet or exceed the volumes subject to the futures, swaps, options and fixed-price contracts. A substantial failure to meet sales volume targets, whether caused by miscalculations, weather events, natural disaster, accident, criminal act or otherwise, could leave Energen Resources financially exposed to its counterparties and result in material adverse financial consequences to Energen Resources and the Company. The adverse effect could be increased if the adverse event was widespread enough to move market prices against Energen Resources’ position.

Alagasco’s Hedging: Similarly, although Alagasco makes use of futures, swaps and fixed-price contracts to mitigate gas supply cost risk, fluctuations in future gas supply costs could materially affect its financial position and rates to customers. The effectiveness of Alagasco’s risk mitigation assumes that its counterparties in such activities maintain satisfactory credit quality. The effectiveness of such risk mitigation also assumes that Alagasco’s actual gas supply needs will generally meet or exceed the volumes subject to the futures, swaps and fixed-price contracts. A substantial failure to experience projected gas supply needs, whether caused by miscalculations, weather events, natural disaster, accident, mechanical failure, criminal act or otherwise, could leave Alagasco financially exposed to its counterparties and result in material adverse financial consequences to Alagasco and the Company. The adverse effect could be increased if the adverse event was widespread enough to move market prices against Alagasco’s position.

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

Alagasco’s Service Territory: Alagasco’s utility customers are geographically concentrated in central and north Alabama. Significant economic, weather, natural disaster, criminal act or other events that adversely affect this region could adversely affect Alagasco and the Company.

SELECTED BUSINESS SEGMENT DATA

ENERGEN CORPORATION

(Unaudited)

	Three months ended March 31,
(in thousands, except sales price data)	2007	2006
Oil and Gas Operations
Operating revenues from continuing operations
Natural gas	$123,225	$116,084
Oil	54,084	42,142
Natural gas liquids	15,042	9,677
Other	1,682	1,616

Total	$194,033	$169,519

Production volumes from continuing operations
Natural gas (MMcf)	15,547	15,327
Oil (MBbl)	927	917
Natural gas liquids (MMgal)	18.9	16.6
Production volumes from continuing operations (MMcfe)	23,806	23,209
Total production volumes (MMcfe)	23,805	23,209
Revenue per unit of production including effects of all derivative instruments
Natural gas (Mcf)	$7.93	$7.57
Oil (barrel)	$58.36	$45.94
Natural gas liquids (gallon)	$0.80	$0.58
Revenue per unit of production including effects of qualifying cash flow hedges
Natural gas (Mcf)	$7.92	$7.57
Oil (barrel)	$58.36	$45.94
Natural gas liquids (gallon)	$0.80	$0.58
Revenue per unit of production excluding effects of all derivative instruments
Natural gas (Mcf)	$6.56	$8.00
Oil (barrel)	$52.79	$56.54
Natural gas liquids (gallon)	$0.75	$0.71
Other data from continuing operations
Lease operating expense (LOE)
LOE and other	$35,409	$33,862
Production taxes	12,011	13,093

Total	$47,420	$46,955

Depreciation, depletion and amortization	$26,473	$23,551
Capital expenditures	$53,395	$44,905
Exploration expenditures	$97	$109
Operating income	$105,301	$88,539
Natural Gas Distribution
Operating revenues
Residential	$203,798	$218,506
Commercial and industrial	77,722	84,557
Transportation	14,567	12,735
Other	2,541	2,825

Total	$298,628	$318,623

Gas delivery volumes (MMcf)
Residential	11,579	11,685
Commercial and industrial	4,872	4,941

Transportation	13,420	13,359

Total	29,871	29,985

Other data
Depreciation and amortization	$11,547	$10,746
Capital expenditures	$14,967	$18,845
Operating income	$68,437	$63,727

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

See Note 3, Derivative Commodity Instruments, in the Notes to the Unaudited Condensed Financial Statements for details related to the Company’s hedging activities.

The Company’s interest rate exposure as of March 31, 2007, was minimal since approximately 85 percent of long-term debt obligations were at fixed rates.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs**
January 1, 2007 through January 31, 2007	108,046	*	$46.27	—	8,992,700
February 1, 2007 through February 28, 2007	—		—	—	8,992,700
March 1, 2007 through March 31, 2007	30,523	*	$48.18	—	8,992,700

Total	138,569		$46.69	—	8,992,700

*	Acquired in connection with tax withholdings and payment of exercise price on stock compensation plans.
**

By resolution adopted May 24, 1994, and supplemented by resolutions adopted April 26, 2000 and June 24, 2006, the Board of Directors authorized the Company to repurchase up to 12,564,400 shares of the Company’s common stock. The resolutions do not have an expiration date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders held on April 25, 2007, Energen shareholders took the following actions:

a.	Elected the following Directors to serve for three-year terms expiring in 2010:

	Director	Votes cast for	Votes withheld
	Stephen D. Ban	60,118,303	2,713,158
	Julian W. Banton	60,646,650	2,184,811
	T. Michael Goodrich	60,659,285	2,172,176
	Wm. Michael Warren, Jr.	59,068,210	3,763,251

	Elected the following Director to serve for a one-year term expiring in 2008:

	Director	Votes cast for	Votes withheld
	James T. McManus II	59,944,857	2,886,604

b.

Approved amendments to change in control and related provisions of the 1997 Stock Incentive Plan and continued the Plan’s qualification for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended:

	Votes cast for amendment	58,630,575
	Votes cast against amendment	3,724,136
	Abstentions	476,750

c.	Re-approved the Annual Incentive Compensation Plan to continue the Plan’s qualification for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended:

	Votes cast for amendment	60,317,976

	Votes cast against amendment	2,099,819
	Abstentions	413,666

d.	Ratified of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2007:

	Votes cast for amendment	62,509,710
	Votes cast against amendment	208,010
	Abstentions	113,741

ITEM 6. EXHIBITS

10		- Energen Corporation 1997 Stock Incentive Plan (As Amended Effective January 1, 2007)

31	(a)	- Section 302 Certificate required by Rule 13a-14(a) or Rule 15d-14(a)

31	(b)	- Section 302 Certificate required by Rule 13a-14(a) or Rule 15d-14(a)

32		- Section 906 Certificate pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGEN CORPORATION ALABAMA GAS CORPORATION

May 8, 2007	By	/s/ Wm. Michael Warren, Jr.
Wm. Michael Warren, Jr.
Chairman and Chief Executive Officer
of Energen Corporation, Chairman and Chief Executive Officer of Alabama
Gas Corporation

May 8, 2007	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr.
Vice President, Chief Financial Officer
and Treasurer of Energen Corporation
and Alabama Gas Corporation

May 8, 2007	By	/s/ Grace B. Carr
Grace B. Carr
Vice President and Controller of Energen
Corporation

May 8, 2007	By	/s/ Paula H. Rushing
Paula H. Rushing
Vice President-Finance of Alabama Gas
Corporation