Form 10-Q
period 2007-09-30
ENERGEN CORP; ALABAMA GAS CORP
filed 2007-11-06
CIK 277595, 3146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number	Registrant	State of Incorporation	IRS Employer Identification Number
1-7810	Energen Corporation	Alabama	63-0757759
2-38960	Alabama Gas Corporation	Alabama	63-0022000

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

Energen Corporation YES ☐    NO ☒

Alabama Gas Corporation YES ☐    NO ☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of October 30, 2007

Energen Corporation	$0.01 par value	71,787,138 shares
Alabama Gas Corporation	$0.01 par value	1,972,052 shares

ENERGEN CORPORATION AND ALABAMA GAS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

ENERGEN CORPORATION

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2007	2006	2007	2006
Operating Revenues
Oil and gas operations	$208,423	$171,516	$605,812	$510,213
Natural gas distribution	67,599	71,195	477,793	503,014

Total operating revenues	276,022	242,711	1,083,605	1,013,227

Operating Expenses
Cost of gas	31,088	32,311	252,584	284,192
Operations and maintenance	84,857	78,836	251,011	231,720
Depreciation, depletion and amortization	41,457	35,676	118,184	104,472
Taxes, other than income taxes	18,988	19,338	71,170	73,450
Accretion expense	1,000	881	2,921	2,691

Total operating expenses	177,390	167,042	695,870	696,525

Operating Income	98,632	75,669	387,735	316,702

Other Income (Expense)
Interest expense	(11,418)	(12,267)	(35,655)	(37,810)
Other income	885	448	2,396	1,410
Other expense	(244)	(207)	(626)	(708)

Total other expense	(10,777)	(12,026)	(33,885)	(37,108)

Income From Continuing Operations Before Income Taxes	87,855	63,643	353,850	279,594
Income tax expense	29,841	22,346	124,052	101,194

Income From Continuing Operations	58,014	41,297	229,798	178,400

Discontinued Operations, Net of Taxes
Income (loss) from discontinued operations	2	2	3	(6)
Gain on disposal of discontinued operations	18	53	18	53

Income From Discontinued Operations	20	55	21	47

Net Income	$58,034	$41,352	$229,819	$178,447

Diluted Earnings Per Average Common Share
Continuing operations	$0.80	$0.56	$3.18	$2.42
Discontinued operations	—	—	—	—

Net Income	$0.80	$0.56	$3.18	$2.42

Basic Earnings Per Average Common Share
Continuing operations	$0.81	$0.57	$3.21	$2.45
Discontinued operations	—	—	—	—

Net Income	$0.81	$0.57	$3.21	$2.45

Dividends Per Common Share	$0.115	$0.11	$0.345	$0.33

Diluted Average Common Shares Outstanding	72,275	73,191	72,173	73,671

Basic Average Common Shares Outstanding	71,623	72,228	71,566	72,839

The accompanying notes are an integral part of these condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

ENERGEN CORPORATION

(Unaudited)

(in thousands)	September 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$2,711	$10,307
Accounts receivable, net of allowance for doubtful accounts of $12,648 at September 30, 2007, and $13,961 at December 31, 2006	168,250	329,766
Inventories, at average cost
Storage gas inventory	79,408	68,769
Materials and supplies	11,705	9,281
Liquified natural gas in storage	3,532	3,766
Regulatory asset	11,936	35,479
Deferred income taxes	19,496	—
Prepayments and other	27,892	32,211

Total current assets	324,930	489,579

Property, Plant and Equipment
Oil and gas properties, successful efforts method	2,408,996	2,163,065
Less accumulated depreciation, depletion and amortization	634,973	559,059

Oil and gas properties, net	1,774,023	1,604,006

Utility plant	1,097,790	1,060,562
Less accumulated depreciation	439,427	421,075

Utility plant, net	658,363	639,487

Other property, net	10,324	8,921

Total property, plant and equipment, net	2,442,710	2,252,414

Other Assets
Regulatory asset	30,568	38,385
Prepaid pension costs and postretirement assets	21,329	19,975
Deferred charges and other	43,991	36,534

Total other assets	95,888	94,894

TOTAL ASSETS	$2,863,528	$2,836,887

The accompanying notes are an integral part of these condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

ENERGEN CORPORATION

(Unaudited)

(in thousands, except share and per share data)	September 30, 2007	December 31, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Long-term debt due within one year	$10,000	$100,000
Notes payable to banks	88,000	58,000
Accounts payable	152,074	194,448
Accrued taxes	50,735	42,960
Customers’ deposits	20,080	21,094
Amounts due customers	17,555	14,382
Accrued wages and benefits	19,315	24,548
Regulatory liability	12,876	33,871
Deferred income taxes	—	15,354
Other	68,080	65,985

Total current liabilities	438,715	570,642

Long-term debt	562,503	582,490

Deferred Credits and Other Liabilities
Asset retirement obligation	59,187	53,980
Pension liabilities	31,774	32,504
Regulatory liability	139,276	135,466
Deferred income taxes	240,415	241,146
Other	27,982	18,590

Total deferred credits and other liabilities	498,634	481,686

Commitments and Contingencies
Shareholders’ equity
Preferred stock, cumulative $0.01 par value, 5,000,000 shares authorized	—	—
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized, 74,143,736 shares issued at September 30, 2007, and 73,699,244 shares issued at December 31, 2006	741	737
Premium on capital stock	426,696	412,989
Capital surplus	2,802	2,802
Retained earnings	1,048,688	844,880
Accumulated other comprehensive gain (loss), net of tax
Unrealized gain (loss) on hedges	(406)	50,555
Pension and postretirement plans	(21,488)	(23,177)
Deferred compensation plan	16,032	13,956
Treasury stock, at cost (3,374,708 shares at September 30, 2007, and 3,253,337 shares at December 31, 2006)	(109,389)	(100,673)

Total shareholders’ equity	1,363,676	1,202,069

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,863,528	$2,836,887

The accompanying notes are an integral part of these condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

ENERGEN CORPORATION

(Unaudited)

Nine months ended September 30, (in thousands)	2007	2006
Operating Activities
Net income	$229,819	$178,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	118,184	104,472
Deferred income taxes	(2,153)	62,298
Change in derivative fair value	(1,079)	(72)
Gain on sale of assets	(368)	(125)
Other, net	13,194	3,216
Net change in:
Accounts receivable, net	104,218	129,062
Inventories	(12,829)	(8,909)
Accounts payable	(80,636)	(36,839)
Amounts due customers	19,721	(30,767)
Other current assets and liabilities	(3,339)	(903)

Net cash provided by operating activities	384,732	399,880

Investing Activities
Additions to property, plant and equipment	(253,821)	(207,135)
Acquisitions, net of cash acquired	(40,324)	(4,334)
Proceeds from sale of assets	1,058	184
Other, net	(2,184)	(1,783)

Net cash used in investing activities	(295,271)	(213,068)

Financing Activities
Payment of dividends on common stock	(24,830)	(24,132)
Issuance of common stock	1,503	356
Purchase of treasury stock	—	(40,895)
Payments of long-term debt	(155,109)	(15,400)
Proceeds from issuance of long-term debt	45,000	—
Debt issuance costs	(494)	—
Net change in short-term debt	30,000	(111,000)
Tax benefit on stock compensation	5,870	1,220
Other	1,003	—

Net cash used in financing activities	(97,057)	(189,851)

Net change in cash and cash equivalents	(7,596)	(3,039)
Cash and cash equivalents at beginning of period	10,307	8,714

Cash and Cash Equivalents at End of Period	$2,711	$5,675

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF INCOME

ALABAMA GAS CORPORATION

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Operating Revenues	$67,599	$71,195	$477,793	$503,014

Operating Expenses
Cost of gas	31,088	32,311	252,584	284,192
Operations and maintenance	32,467	30,348	98,199	94,614
Depreciation	11,847	11,201	35,101	32,880
Income taxes
Current	(12,963)	(10,525)	12,335	15,308
Deferred, net	6,596	5,677	6,003	2,186
Taxes, other than income taxes	5,870	6,256	32,175	33,811

Total operating expenses	74,905	75,268	436,397	462,991

Operating Income (Expense)	(7,306)	(4,073)	41,396	40,023

Other Income (Expense)
Allowance for funds used during construction	180	286	492	764
Other income	581	399	1,484	1,070
Other expense	(244)	(207)	(594)	(701)

Total other income	517	478	1,382	1,133

Interest Charges
Interest on long-term debt	2,963	3,220	8,956	9,702
Other interest expense	789	858	2,656	2,289

Total interest charges	3,752	4,078	11,612	11,991

Net Income (Loss)	$(10,541)	$(7,673)	$31,166	$29,165

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED BALANCE SHEETS

ALABAMA GAS CORPORATION

(Unaudited)

(in thousands)	September 30, 2007	December 31, 2006
ASSETS
Property, Plant and Equipment
Utility plant	$1,097,790	$1,060,562
Less accumulated depreciation	439,427	421,075

Utility plant, net	658,363	639,487

Other property, net	159	163

Current Assets
Cash and cash equivalents	1,658	8,765
Accounts receivable
Gas	62,845	159,101
Other	6,098	10,708
Allowance for doubtful accounts	(11,900)	(13,200)
Inventories, at average cost
Storage gas inventory	79,408	68,769
Materials and supplies	3,871	4,199
Liquified natural gas in storage	3,532	3,766
Deferred income taxes	13,590	13,251
Regulatory asset	11,936	35,479
Prepayments and other	3,276	3,557

Total current assets	174,314	294,395

Other Assets
Regulatory asset	30,568	38,385
Prepaid pension costs and postretirement assets	17,974	15,369
Deferred charges and other	7,155	6,326

Total other assets	55,697	60,080

TOTAL ASSETS	$888,533	$994,125

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED BALANCE SHEETS

ALABAMA GAS CORPORATION

(Unaudited)

(in thousands, except share data)	September 30, 2007	December 31, 2006
LIABILITIES AND CAPITALIZATION
Capitalization
Preferred stock, cumulative $0.01 par value, 120,000 shares authorized	$—	$—
Common shareholder’s equity
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,972,052 shares issued at September 30, 2007 and December 31, 2006	20	20
Premium on capital stock	31,682	31,682
Capital surplus	2,802	2,802
Retained earnings	257,081	250,560

Total common shareholder’s equity	291,585	285,064
Long-term debt	208,647	208,756

Total capitalization	500,232	493,820

Current Liabilities
Notes payable to banks	54,000	58,000
Accounts payable	41,384	118,936
Affiliated companies	2,941	18,130
Accrued taxes	33,246	37,813
Customers’ deposits	20,080	21,094
Amounts due customers	17,555	14,382
Accrued wages and benefits	7,117	9,714
Regulatory liability	12,876	33,871
Other	9,364	8,225

Total current liabilities	198,563	320,165

Deferred Credits and Other Liabilities
Deferred income taxes	48,323	42,195
Regulatory liability	139,276	135,466
Other	2,139	2,479

Total deferred credits and other liabilities	189,738	180,140

Commitments and Contingencies
TOTAL LIABILITIES AND CAPITALIZATION	$888,533	$994,125

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS

ALABAMA GAS CORPORATION

(Unaudited)

Nine months ended September 30, (in thousands)	2007	2006
Operating Activities
Net income	$31,166	$29,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,101	32,880
Deferred income taxes	6,003	2,186
Other, net	1,467	(2,259)
Net change in:
Accounts receivable	77,469	109,070
Inventories	(10,077)	(7,653)
Accounts payable	(69,232)	(43,315)
Amounts due customers	19,721	(30,767)
Other current assets and liabilities	(8,479)	69

Net cash provided by operating activities	83,139	89,376

Investing Activities
Additions to property, plant and equipment	(45,031)	(58,111)
Other, net	(1,781)	(1,565)

Net cash used in investing activities	(46,812)	(59,676)

Financing Activities
Payment of dividends on common stock	(24,645)	(22,875)
Payments of long-term debt	(45,109)	(5,400)
Proceeds from issuance of long-term debt	45,000	—
Debt issuance costs	(494)	—
Net advances from (to) affiliates	(15,189)	8,689
Net change in short-term debt	(4,000)	(13,000)
Other	1,003	—

Net cash used in financing activities	(43,434)	(32 586)

Net change in cash and cash equivalents	(7,107)	(2 886)
Cash and cash equivalents at beginning of period	8,765	7,169

Cash and Cash Equivalents at End of Period	$1,658	$4,283

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ENERGEN CORPORATION AND ALABAMA GAS CORPORATION

1.	BASIS OF PRESENTATION

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

All of Alagasco’s utility operations are conducted in the state of Alabama. Alagasco is subject to regulation by the Alabama Public Service Commission (APSC) which established the Rate Stabilization and Equalization (RSE) rate-setting process in 1983. RSE was extended with modifications in 2002, 1996, 1990, 1987 and 1985. On June 10, 2002, the APSC extended Alagasco’s rate-setting methodology, RSE, without change, for a six-year period through January 1, 2008. Under the terms of that extension, RSE will continue after January 1, 2008, unless, after notice to the Company and a hearing, the APSC votes to either modify or discontinue its operations. Alagasco’s allowed range of return on average equity remains 13.15 percent to 13.65 percent throughout the term of the order, subject to change in the event that the APSC, following a generic rate of return hearing, adjusts the equity returns of all major energy utilities operating under a similar methodology. Under RSE, the APSC conducts quarterly reviews to determine, based on Alagasco’s projections and year-to-date performance, whether Alagasco’s return on average equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4 percent of prior-year revenues. As of September 30, 2007, Alagasco had a $3.6 million pre-tax reduction in revenues to bring the return on average equity to midpoint within the allowed range of return. A corresponding reduction in rates is effective October 1, 2007 and December 1, 2007, under the provisions of RSE. Alagasco did not have a reduction in rates related to the return on average equity for the rate year ended 2006. A $14.3 million and a $15.8 million annual increase in revenues became effective December 1, 2006 and 2005, respectively. RSE limits the utility’s equity upon which a return is permitted to 60 percent of total capitalization and provides for certain cost control measures designed to monitor Alagasco’s operations and maintenance (O&M) expense. Under the inflation-based cost control measurement established by the APSC, if the percentage change in O&M expense per customer falls within a range of 1.25 points above or below the percentage change in the Consumer Price Index For All Urban Consumers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. Alagasco’s O&M expense fell within the index range for the rate year ended September 30, 2007. The increase in O&M expense per customer was above the index range for the rate year ended September 30, 2006; as a result, the utility had a $1.5 million pre-tax decrease in revenues with the related rate reduction effective December 1, 2006.

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

Energen Resources Corporation, Energen’s oil and gas subsidiary, periodically enters into derivative commodity instruments that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge its exposure to price fluctuations on oil, natural gas and natural gas liquids production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Such instruments may include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange (NYMEX) and over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. In some contracts, the amount of credit allowed before collateral must be posted for out-of-the-money hedges varies depending on the credit rating of the Company or Alagasco. At September 30, 2007, the counterparty agreements under which the Company had active positions did not include collateral posting requirements. Energen Resources was in a net gain position with four of its counterparties and a net loss with the remaining three. The Company believes the creditworthiness of these counterparties is satisfactory.

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

As of September 30, 2007, $6.6 million, net of tax, of deferred net gains on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified and reported in earnings as operating revenues during the next twelve-month period. The actual amount that will be reclassified to earnings over the next year could vary materially from this amount due to changes in market conditions. Gains and losses on derivative instruments that are not accounted for as cash flow hedge transactions, as well as the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges, are included in operating revenues in the consolidated financial statements. For the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges, Energen Resources recorded a $0.1 million after-tax loss for the three months ended September 30, 2007, and a $0.4 million after-tax gain year-to-date. The Company recorded a $0.3 million after-tax gain year-to-date on contracts which did not meet the definition of cash flow hedges under SFAS No. 133. As of September 30, 2007, all of the Company’s hedges met the definition of a cash flow hedge. The Company had a net $0.3 million deferred tax asset and a net $31 million deferred tax liability included in current and noncurrent deferred income taxes on the consolidated balance sheets related to derivative items included in OCI as of September 30, 2007 and December 31, 2006, respectively. At September 30, 2007, and December 31, 2006, the Company had $20.8 million and $93.3 million, respectively, of current unrealized derivative gains recorded in accounts receivable. The Company had $5.5 million of non-current unrealized derivative gains recorded in deferred charges and other as of September 30, 2007. The Company also had $11.7 million and $0.7 million of current unrealized derivative losses recorded in accounts payable at September 30, 2007 and December 31, 2006, respectively, and $16.8 million and $11.9 million, respectively, of non-current unrealized derivative losses recorded in deferred credits and other liabilities.

Energen Resources entered into the following transactions for the remainder of 2007 and subsequent years:

Production Period	Total Hedged Volumes	Average Contract Price	Description
Natural Gas
2007	3.1 Bcf	$9.27 Mcf	NYMEX Swaps
	7.4 Bcf	$7.83 Mcf	Basin Specific Swaps
2008	29.2 Bcf	$8.55 Mcf	NYMEX Swaps
	14.5 Bcf	$7.66 Mcf	Basin Specific Swaps
2009	14.4 Bcf	$7.92 Mcf	Basin Specific Swaps
Gas Basis Differential
2008	10.8 Bcf	*	Basis Swaps
Oil
2007	671 MBbl	$69.94 Bbl	NYMEX Swaps
2008	2,973 MBbl	$68.82 Bbl	NYMEX Swaps
2009	1,620 MBbl	$64.23 Bbl	NYMEX Swaps
Oil Basis Differential
2007	584 MBbl	*	Basis Swaps
2008	2,398 MBbl	*	Basis Swaps
2009	1,620 MBbl	*	Basis Swaps
Natural Gas Liquids
2007	11.2 MMGal	$0.93 Gal	Liquids Swaps
2008	41.3 MMGal	$0.93 Gal	Liquids Swaps

*	Average contract prices are not meaningful due to the varying nature of each contract.

All hedge transactions are subject to the Company’s risk management policy, approved by the Board of Directors, which does not authorize speculative positions. The Company formally documents all relationships between hedging instruments and hedged items at the inception of the hedge, as well as its risk management objective and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness in hedging the exposure to the hedged transaction’s variability in cash flows attributable to the hedged risk will be assessed and measured. Both at the inception of the hedge and on an ongoing basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company discontinues hedge accounting if a derivative has ceased to be a highly effective hedge. The maximum term over which Energen Resources has hedged exposures to the variability of cash flows is through December 31, 2009.

On December 4, 2000, the APSC authorized Alagasco to engage in energy risk-management activities to manage the utility’s cost of gas supply. As required by SFAS No. 133, Alagasco recognizes all derivatives as either assets or liabilities on the balance sheet with a corresponding regulatory asset or liability. Any gains or losses are passed through to customers using the mechanisms of the GSA in compliance with Alagasco’s APSC-approved tariff. In accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” at September 30, 2007, Alagasco recognized a $3.2 million unrealized derivative loss in accounts payable with a corresponding current regulatory asset of $3.2 million representing the fair value of derivatives. At December 31, 2006, Alagasco recognized an $11.5 million unrealized derivative loss in accounts payable with a corresponding current regulatory asset of $11.5 million representing the fair value of derivatives.

4.	RECONCILIATION OF EARNINGS PER SHARE

(in thousands, except per share amounts)	Three months ended September 30, 2007			Three months ended September 30, 2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS	$58,034	71,623	$0.81	$41,352	72,228	$0.57
Effect of Dilutive Securities
Performance share awards		353			504
Stock options		211			337
Non-vested restricted stock		88			122

Diluted EPS	$58,034	72,275	$0.80	$41,352	73,191	$0.56

(in thousands, except per share amounts)	Nine months ended September 30, 2007			Nine months ended September 30, 2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS	$229,819	71,566	$3.21	$178,447	72,839	$2.45
Effect of Dilutive Securities
Performance share awards		334			411
Stock options		192			316
Non-vested restricted stock		81			105

Diluted EPS	$229,819	72,173	$3.18	$178,447	73,671	$2.42

For the three months and nine months ended September 30, 2007, the Company had 7,260 options and 239,545 options, respectively, that were excluded from the computation of diluted EPS, as their effect were non-dilutive. The Company had no options that were excluded from the computation of diluted EPS for the three months and the nine months ended September 30, 2006. For the three months and nine months ended September 30, 2007 and the three months ended September 30, 2006, the Company had no shares of non-vested restricted stock that were excluded from the computation of diluted EPS. For the nine months ended September 30, 2006, the Company had 13,500 shares of non-vested restricted stock that were excluded from the computation of diluted EPS.

5.	SEGMENT INFORMATION

The Company principally is engaged in two business segments: the development, acquisition, exploration and production of oil and gas in the continental United States (oil and gas operations) and the purchase, distribution and sale of natural gas in central and north Alabama (natural gas distribution).

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Operating revenues from continuing operations
Oil and gas operations	$208,423	$171,516	$605,812	$510,213
Natural gas distribution	67,599	71,195	477,793	503,014

Total	$276,022	$242,711	$1,083,605	$1,013,227

Operating income (loss) from continuing operations
Oil and gas operations	$112,899	$85,239	$329,672	$260,916
Natural gas distribution	(13,673)	(8,921)	59,734	57,517
Eliminations and corporate expenses	(594)	(649)	(1,671)	(1,731)

Total	$98,632	$75,669	$387,735	$316,702

Other income (expense)
Oil and gas operations	$(7,567)	$(7,985)	$(23,406)	$(25,995)

Natural gas distribution	(3,235)	(3,600)	(10,230)	(10,858)
Eliminations and other	25	(441)	(249)	(255)

Total	$(10,777)	$(12,026)	$(33,885)	$(37,108)

Income from continuing operations before income taxes	$87,855	$63,643	$353,850	$279,594

(in thousands)	September 30, 2007	December 31, 2006
Identifiable assets
Oil and gas operations	$1,935,949	$1,822,216
Natural gas distribution	888,533	994,125

Subtotal	2,824,482	2,816,341
Eliminations and other	39,046	20,546

Total	$2,863,528	$2,836,887

6.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following:

	Three months ended September 30,
(in thousands)	2007	2006
Net Income	$58,034	$41,352
Other comprehensive income (loss)
Current period change in fair value of derivative instruments, net of tax of $6.8 million and $42.4 million	11,110	69,160
Reclassification adjustment for derivative instruments, net of tax of ($7.9) million and $1.7 million	(12,929)	2,732
Pension and postretirement plans, net of tax of $0.4 million and $3.2 million	(810)	5,972

Comprehensive Income	$55,405	$119,216

	Nine months ended September 30,
(in thousands)	2007	2006
Net Income	$229,819	$178,447
Other comprehensive income (loss)
Current period change in fair value of derivative instruments, net of tax of ($5.9) million and $66.3 million	(9,640)	108,097
Reclassification adjustment for derivative instruments, net of tax of ($25.3) million and $9.7 million	(41,321)	15,855
Pension and postretirement plans, net of tax of $0.9 million and $3.2 million	1,689	5,972

Comprehensive Income	$180,547	$308,371

Accumulated other comprehensive income (loss) consisted of the following:

(in thousands)	September 30, 2007	December 31, 2006
Unrealized gain on hedges, net of tax of ($0.3) million and $31 million	$(406)	$50,555
Pension and postretirement plans, net of tax of ($11.6) million and ($12.5) million	(21,488)	(23,177)

Accumulated Other Comprehensive Income (Loss)	$(21,894)	$27,378

7.	STOCK COMPENSATION

1997 Stock Incentive Plan

Stock Options: The 1997 Stock Incentive Plan provided for the grant of incentive stock options, non-qualified stock options, or a combination thereof to officers and key employees. Options granted under the Plan provide for the purchase of Company common stock at not less than the fair market value on the date the option is granted. The sale or transfer of the shares is limited during certain periods. All outstanding options vest within three years from date of grant and expire 10 years from the grant date. The Company granted 232,285 non-qualified option shares during the first quarter of 2007 and 7,260 shares during the second quarter of 2007 with a weighted average grant-date fair value of $17.33 and $20.05, respectively.

Restricted Stock: In addition, the 1997 Stock Incentive Plan provided for the grant of restricted stock. In the nine months ended September 30, 2007, 6,805 shares were awarded. These awards were valued based on the quoted market price of the Company’s common stock at the date of grant and have a three year vesting period.

2004 Stock Appreciation Rights Plan

The Energen 2004 Stock Appreciation Rights Plan provided for the payment of cash incentives measured by the long-term appreciation of Company stock. These awards are liability awards which settle in cash and are re-measured each reporting period until settlement. During 2007 year-to-date, 85,906 awards with a weighted average grant-date fair value of $22.34 were granted with stock appreciation rights. These awards have a three year vesting period.

2005 Petrotech Incentive Plan

The Energen Resources’ 2005 Petrotech Incentive Plan provided for the grant of stock equivalent units. These awards are liability awards which settle in cash and are re-measured each reporting period until settlement. During the nine months ended September 30, 2007, Energen Resources awarded 5,242 Petrotech units with a weighted average grant-date fair value of $56.05. These awards have a three year vesting period.

8.	LONG-LIVED ASSETS AND DISCONTINUED OPERATIONS

The Company applies SFAS No. 144, which retains the previous asset impairment requirements of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” for loss recognition when the carrying value of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In addition, SFAS No. 144 requires that gains and losses on the sale of certain oil and gas properties and writedowns of certain properties held-for-sale be reported as discontinued operations, with income or loss from operations of the associated properties reported as income or loss from discontinued operations. The results of operations for held-for-sale properties are reclassified and reported as discontinued operations for prior periods in accordance with SFAS No. 144. Energen Resources may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. All assets held-for-sale must be reported at the lower of the carrying amount or fair value. Energen Resources had no property sales under the provisions of SFAS No. 144 during the three months and nine months ended September 30, 2007 and 2006.

9.	EMPLOYEE BENEFIT PLANS

The components of net pension expense for the Company’s two defined benefit non-contributory pension plans and certain nonqualified supplemental pension plans were:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$1,703	$1,613	$5,109	$4,839
Interest cost	2,771	2,679	8,336	8,037
Expected long-term return on assets	(3,267)	(2,997)	(9,802)	(8,991)
Actuarial loss	1,145	1,314	3,512	3,942
Prior service cost amortization	229	1	688	543

Transition amortization	—	181	—	3
Settlement charge	3,532	326	5,657	326

Net periodic expense	$6,113	$3,117	$13,500	$8,699

In September 2007, the Company made a discretionary contribution of $6 million to the assets of a defined benefit qualified pension plan. The Company is not required to make pension contributions and does not currently plan on making additional discretionary contributions during 2007. The Company made benefit payments aggregating $0.5 million and $3.8 million for the three and nine months ended September 30, 2007, respectively, to retirees of the nonqualified supplemental retirement plans and expects to make additional benefit payments of approximately $0.3 million through the remainder of 2007. The Company recognized a settlement charge of $0.3 million in the third quarter of 2007 and $2.4 million in the year-to-date for the payment of lump sums from the nonqualified supplemental retirement plans. The Company also recognized a settlement charge of $3.2 million in the third quarter of 2007 for the payment of lump sums from a defined benefit pension plan. This charge represented an acceleration of the unamortized actuarial losses as required under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

The components of net periodic postretirement benefit expense for the Company’s postretirement benefit plans were:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$256	$304	$767	$912
Interest cost	923	920	2,769	2,761
Expected long-term return on assets	(1,250)	(1,214)	(3,751)	(3,643)
Actuarial gain	(315)	(220)	(945)	(663)
Transition amortization	479	479	1,438	1,438

Net periodic expense	$93	$269	$278	$805

For the three months and nine months ended September 30, 2007, the Company made contributions aggregating $0.2 million and $0.7 million, respectively, to the postretirement benefit plan assets. The Company expects to make additional discretionary contributions of approximately $0.3 million to postretirement benefit plan assets through the remainder of 2007.

10.	COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Certain of Alagasco’s long-term gas procurement contracts for the supply, storage and delivery of natural gas include fixed charges of approximately $192 million through October 2015. Alagasco also is committed to purchase minimum quantities of gas at market-related prices or to pay certain costs in the event the minimum quantities are not taken. These purchase commitments are 138.4 Bcf through April 2015.

Alagasco purchases gas as an agent for certain of its large commercial and industrial customers. Alagasco has in certain instances provided commodity-related guarantees to the counterparties in order to facilitate these agency purchases. Liabilities for gas delivered to customers subject to these guarantees are included in the balance sheets. In the event the customer fails to take delivery of the gas, Alagasco can sell such gas for the customer, with the customer liable for any resulting loss. Although the substantial majority of purchases under these guarantees are for the customers’ current monthly consumption and are at current market prices, in some instances, the purchases are for an extended term at a fixed price. At September 30, 2007, the fixed price purchases under these guarantees had a maximum term outstanding through October 2008 and an aggregate purchase price of $11.5 million with a market value of $10.8 million.

During 2007, Energen Resources entered into an agreement through March 2009 to secure a drilling rig necessary to execute a portion of its drilling plans. In the unlikely event that Energen Resources discontinues use of the drilling rig, Energen Resources’ total resulting exposure could be as much as approximately $11 million depending on the contractors ability to remarket the drilling rig.

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

RGGS has adopted positions contrary to the seventeen years of course of dealing between Energen Resources and its original contracting partner, U.S. Steel. The Company believes that RGGS’ assertions are without merit and that the notice of lease termination is ineffective. Energen Resources intends to vigorously defend its rights under the lease. The Company remains in possession of the lease, believes that the likelihood of a judgment in favor of RGGS is remote and has made no material accrual with respect to the litigation or purported lease termination.

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

11.	REGULATORY ASSETS AND LIABILITIES

The following table details regulatory assets and liabilities on the balance sheets:

(in thousands)	September 30, 2007		December 31, 2006
	Current	Noncurrent	Current	Noncurrent
Regulatory assets:
Pension asset	$—	$19,999	$—	$28,476
Accretion and depreciation for asset retirement obligation	—	10,517	—	9,803
Gas supply adjustment	8,489	—	23,595	—
Risk-management activities	3,224	—	11,543	—
Other	223	52	341	106

Total regulatory assets	$11,936	$30,568	$35,479	$38,385

Regulatory liabilities:
Enhanced stability reserve	$3,951	$—	$3,951	$—
RSE adjustment	3,754	—	1,460	—
Unbilled service margin	5,138	—	27,233	—
Asset removal costs, net	—	121,826	—	114,520
Asset retirement obligation	—	13,401	—	12,833
Pension liability and postretirement benefits	—	3,031	—	7,220
Other	33	1,018	1,227	893

Total regulatory liabilities	$12,876	$139,276	$33,871	$135,466

12.	ACQUISITION AND DISPOSITIONS OF OIL AND GAS PROPERTIES

In May 2007, Energen Resources purchased oil properties in the Permian Basin for $18 million. To finance the acquisition, Energen used its available cash and existing lines of credit.

During year ended September 30, 2007, Energen Resources capitalized approximately $23 million of unproved leaseholds costs, largely shale related.

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

13.	LONG-TERM DEBT

In May 2007, Energen voluntarily called $100 million Floating Rate Senior Notes due November 15, 2007.

In April 2007, Energen voluntarily redeemed $10 million of Medium-Term Notes, Series A, with an annual interest rate of 8.09% due September 15, 2026. Associated with this redemption, the Company incurred a call premium of 4.045%.

In January 2007, Alagasco issued $45 million of long-term debt with an interest rate of 5.9% due January 15, 2037. Alagasco used these long-term debt proceeds to redeem the $34.4 million of 6.75% Notes, maturing September 1, 2031 and $10 million of 7.97% Medium-Term Notes maturing September 23, 2026.

14.	RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD (FASB)

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (FIN 48) as of January 1, 2007. This Interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, the Company recognized an approximate $1.2 million increase in the liability for unrecognized tax benefits and a decrease to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company’s unrecognized tax benefits totaled $7.7 million, of which $3.9 million would favorably impact the Company’s effective tax rate, if recognized. The remaining $3.8 million of liability for unrecognized tax benefits represents a reclassification from previously established deferred tax liabilities pursuant to the adoption of FIN 48. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company recognized approximately $484,000 in potential interest (net of tax benefit) and penalties associated with uncertain tax positions. The Company’s tax returns for years 2004-2006 remain open to examination by the Internal Revenue Service and major state taxing jurisdictions. The Company recognized approximately $1.8 million of previously unrecognized tax benefits in the current quarter as the result of the statute of limitations expiring for federal and state tax returns prior to 2004. This change recognized in the current quarter and the change in the unrecognized tax benefit expected within the next 12 months is not considered material to the financial statements.

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

As of January 1, 2007, the Company accounts for uncertain tax positions in accordance with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (FIN 48). The application of income tax law is inherently complex; laws and regulation in this area are voluminous and often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding income tax exposures. Interpretations and guidance related to income tax laws and regulation change over time. As such, it is possible that changes in the Company’s subjective assumptions and judgments could materially affect amounts recognized in the consolidated balance sheets and statements of income. Additional information related to the Company’s uncertain tax position is provided in Note 14 to the Unaudited Condensed Financial Statements.

RESULTS OF OPERATIONS

Energen’s net income totaled $58 million ($0.80 per diluted share) for the three months ended September 30, 2007 and compared favorably with net income of $41.4 million ($0.56 per diluted share) for the same period in the prior year. Energen Resources Corporation, Energen’s oil and gas subsidiary, had net income for the three months ended September 30, 2007, of $69.3 million as compared with $49.9 million in the same quarter in the previous year. Energen Resources reported income from continuing operations of $69.3 million in the current quarter compared with $49.8 million in the same quarter last year. Significantly higher commodity prices (approximately $18 million after-tax) and increased production volumes (approximately $6 million after-tax) were partially offset by increased lease operating expenses (approximately $2 million after-tax) and increased depreciation, depletion and amortization (DD&A) expense (approximately $3 million after-tax). In addition, the Section 199 Domestic Production Activities Deduction tax benefit on qualified oil and gas production income increased in the current quarter (approximately $2 million after-tax) as compared to the same period in the prior year. Energen’s natural gas utility, Alagasco, reported a net loss of $10.5 million in the third quarter of 2007 compared to a net loss of $7.7 million in the same period last year. Alagasco had a reduction in net income in period comparisons related to various components of the utility’s rate methodology at the end of the year for rate-setting purposes (approximately $2 million after-tax). In addition, net income was affected by the timing of the recovery of earnings on a higher level of equity in quarter comparisons. The utility historically records a net loss in the third quarter when the heating load is at its lowest level of the year.

For the 2007 year-to-date, Energen’s net income totaled $229.8 million ($3.18 per diluted share) and compared favorably to net income of $178.4 million ($2.42 per diluted share) for the same period in the prior year. Energen Resources had net income for the nine months ended September 30, 2007, of $199.4 million as compared with $150.1 million in the previous period. Energen Resources generated income from continuing operations of $199.4 million in the current year-to-date as compared with $150 million in the same period last year primarily as a result of higher commodity prices (approximately $52 million after-tax), increased production volumes (approximately $8 million after-tax) and the Section 199 deduction (approximately $5 million after-tax) partially offset by the impact of increased lease operating expenses (approximately $8 million after-tax), higher DD&A expense (approximately $7 million after-tax) and increased administrative expenses (approximately $3 million after-tax). Alagasco’s net income of $31.2 million increased in the current year-to-date compared to net income of $29.2 million in the same period in the previous year. The utility’s ability to earn on a higher level of equity as well as the end of the year rate-setting mechanisms affected net income in period comparisons. In addition, net income in the prior year was negatively affected by customer conservation related to high gas costs during the winter heating season.

Oil and Gas Operations

Revenues from oil and gas operations rose 21.5 percent to $208.4 million for the three months ended September 30,

2007 and 18.7 percent to $605.8 million in the year-to-date largely as a result of increased commodity prices as well as the impact of higher production volumes. During the current quarter, revenue per unit of production for natural gas rose 10.1 percent to $7.49 per thousand cubic feet (Mcf), while oil revenue per unit of production increased 26.5 percent to $65.06 per barrel. Natural gas liquids revenue per unit of production increased 23.6 percent to an average price of $0.89 per gallon. In the year-to-date, revenue per unit of production for natural gas increased 10.5 percent to $7.78 per thousand cubic feet (Mcf), oil revenue per unit of production increased 25.8 percent to $62.58 per barrel and natural gas liquids revenue per unit of production rose 26.9 percent to an average price of $0.85 per gallon.

Production increased primarily due to additional development activities in the San Juan and Permian basins partially offset by normal production declines. Natural gas production from continuing operations in the third quarter rose 3.1 percent to 16.5 billion cubic feet (Bcf), while oil volumes increased 13.3 percent to 1,025 thousand barrels (MBbl). Natural gas liquids production decreased 3.9 percent to 19.6 million gallons (MMgal). For the year-to-date, natural gas production from continuing operations increased 1.4 percent to 47.7 Bcf, oil volumes rose 5.9 percent to 2,898 MBbl and natural gas liquids production increased 1 percent to 57.6 MMgal. Natural gas comprised approximately 65 percent of Energen Resources’ production for the current quarter and the year-to-date.

Energen Resources periodically enters into derivative commodity instruments that qualify as cash flow hedges under Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge its exposure to price fluctuations to its estimated oil, natural gas and natural gas liquids production. Energen Resources applies SFAS No. 133 which requires all derivatives to be recognized on the balance sheet and measured at fair value. If a derivative is designated as a cash flow hedge, the effectiveness of the hedge, or the degree that the gain (loss) for the hedging instrument offsets the loss (gain) on the hedged item, is measured at each reporting period. The effective portion of the gain or loss on the derivative instrument is recognized in other comprehensive income (OCI) as a component of equity and subsequently reclassified into earnings as operating revenues when the forecasted transaction affects earnings. The ineffective portion of a derivative’s change in fair value is required to be recognized in operating revenues immediately. Derivatives that do not qualify for hedge treatment under SFAS No. 133 must be recorded at fair value with gains or losses recognized in operating revenues in the period of change. The Company recorded an after-tax gain of approximately $0.3 million year-to-date on contracts which did not meet the definition of cash flow hedges under SFAS No. 133. For the three months and nine months ended September 30, 2007, the Company recorded a $0.1 million after-tax loss and a $0.4 million after-tax gain, respectively, for the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges.

Operations and maintenance (O&M) expense increased $3.9 million for the quarter and $15.7 million in the year-to-date. Lease operating expense (excluding production taxes) increased by $3.4 million for the quarter largely due to higher field services costs and increased repairs and maintenance expense in the Permian and the San Juan basins. In the year-to-date, lease operating expense (excluding production taxes) rose $12.4 million primarily due to a general rise in field services costs, additional compression costs, increased repair and maintenance expense in the Permian Basin and higher transportation costs related to increased San Juan Basin production. Administrative expense increased $1 million and $5.1 million for the three and nine months ended September 30, 2007, respectively, largely due to increased labor-related expenses. Exploration expense declined $0.6 million in the third quarter of 2007 and $1.8 million in the year-to-date primarily due to decreased exploratory efforts.

Energen Resources’ DD&A expense for the quarter rose $5.1 million and increased $11.5 million year-to-date. The average depletion rate for the current quarter was $1.14 per Mcfe as compared to $0.98 per Mcfe in the same period a year ago. For the nine months ended September 30, 2007, the average depletion rate was $1.11 as compared to $0.98 in the previous period. The increase in the current quarter and year-to-date per unit depletion expense was largely due to higher rates resulting from a decline in year-end reserve prices combined with higher development costs. Increased production volumes also contributed to the increase in DD&A expense in the quarter and year-to-date comparisons.

Energen Resources’ expense for taxes other than income taxes was $0.1 million higher in the third quarter largely due to production-related taxes that were higher as a result of increased oil and natural gas liquid commodity market prices partially offset by decreased natural gas commodity market prices. For the nine months ended

September 30, 2007, the $0.6 million decrease in taxes other than income taxes primarily reflected lower production-related taxes due to decreased natural gas and oil commodity market prices; these decreases were partially offset by higher production volumes and increased natural gas liquids commodity market prices. Commodity market prices exclude the effects of derivative instruments.

Energen Resources may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. With respect to developed properties, sales may occur as a result of, but not limited to, disposing of non-strategic or marginal assets and accepting offers where the buyer gives greater value to a property than does Energen Resources. The Company is required to reflect gains and losses on the dispositions of these assets, the impairments on certain properties held-for-sale, and income or loss from the operations of the associated held-for-sale properties as discontinued operations under the provisions of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Energen Resources had no property sales under the provisions of SFAS No. 144 during the three months and nine months ended September 30, 2007 and 2006.

Natural Gas Distribution

Natural gas distribution revenues decreased $3.6 million for the quarter largely due to a $2.1 million reduction to revenue in period comparisons related to the utility’s rate setting mechanisms at the end of the rate year. For the quarter ending September 30, 2007, Alagasco had a $3.6 million reduction in revenues to bring the return on average equity to midpoint in the allowed range of return. Alagasco’s O&M expense per customer exceeded its inflation-based cost control measure at the end of the 2006 rate year; as a result the utility had a $1.5 million decrease in revenues in the three months ending September 30, 2006. Revenues were also affected in quarter period comparisons by the timing of the utility’s earning on a higher level of equity. For the third quarter, weather was comparable with the same period last year. Residential sales volumes decreased 4 percent, commercial and industrial customer sales volumes decreased 0.9 percent while transportation volumes declined 1.7 percent in period comparisons. Revenues for the year-to-date declined $25.2 million largely due to a decrease in gas costs and the adjustments for rate-setting purposes as described above. For the nine months ended September 30, 2007, weather that was 1.2 percent warmer than in the previous period contributed to a 1.7 percent decline in residential sales volumes and a 2.2 percent decrease in commercial and industrial customer sales volumes. Transportation volumes increased 1.2 percent in period comparisons. A decline in gas costs primarily resulted in a 3.8 percent decrease in cost of gas for the quarter and an 11.1 percent decrease year-to-date. Utility gas costs include commodity cost, risk management gains and losses and the provisions of the GSA rider. The GSA rider in Alagasco’s rate schedule provides for a pass-through of gas price fluctuations to customers without markup. Alagasco’s tariff provides a temperature adjustment to certain customers’ bills designed to substantially remove the effect of departures from normal temperatures. The temperature adjustment applies primarily to residential, small commercial and small industrial customers.

As discussed more fully in Note 2 to the Unaudited Condensed Financial Statements, Alagasco is subject to regulation by the Alabama Public Service Commission (APSC). On June 10, 2002, the APSC issued an order to extend Alagasco’s rate-setting mechanism. Under the terms of that extension, RSE will continue after January 1, 2008, unless, after notice to Alagasco and a hearing, the APSC votes to either modify or discontinue its operation.

O&M expense increased 7 percent in the current quarter primarily due to increased labor-related costs, including a settlement charge for a defined benefit pension plan. In the nine months ended September 30, 2007, O&M expense rose 3.8 percent primarily due to higher labor-related costs, including settlement charges for the nonqualified supplemental retirement plans and the defined benefit pension plans, partially offset by decreased bad debt expense. A 5.8 percent increase in depreciation expense in the current quarter and a 6.8 percent increase in the year-to-date was primarily due to normal extension and replacement of the utility’s distribution system and replacement of its support systems. Taxes other than income taxes primarily reflected various state and local business taxes as well as payroll-related taxes. State and local business taxes generally are based on gross receipts and fluctuate accordingly.

Non-Operating Items

Interest expense for the Company decreased $0.8 million in the third quarter of 2007 largely due to the May 2007 voluntary call of the $100 million Floating Rate Senior Notes due November 15, 2007, partially offset by higher borrowings at Energen Resources. For the year-to-date, interest expense declined $2.2 million primarily due to lower borrowings at Energen Resources along with decreased interest expense related to the redemption of the $100 million Floating Rate Senior Notes. Income tax expense for the Company increased $7.5 million in the current quarter and $22.9 million year-to-date largely due to higher pre-tax income partially offset by the after-tax impact of the Section 199 deduction.

FINANCIAL POSITION AND LIQUIDITY

Cash flows from operations for the year-to-date were $384.7 million as compared to $399.9 million in the prior period. Operating cash flow benefited from higher realized commodity prices and production volumes at Energen Resources partially offset by an increase in income taxes payable related to depreciation and basis differences in the current period and the prior period utilization of minimum tax credit. The Company’s working capital needs were also highly influenced by the timing of payments. Working capital needs at Alagasco were primarily affected by decreased gas costs compared to the prior period and the timing of recovery of gas costs from customers compared to the prior period.

The Company had a net outflow of cash from investing activities of $295.3 million for the nine months ended September 30, 2007 primarily due to additions of property, plant and equipment. Energen Resources invested $254.8 million in capital expenditures primarily related to the development of oil and gas properties including an $18 million acquisition in the Permian Basin and approximately $22 million of unproved leaseholds, primarily shale related. Utility capital expenditures totaled $45 million in the year-to-date and primarily represented expansion and replacement of its distribution system and support facilities.

The Company used $97.1 million for net financing activities in the year-to-date primarily for the payment of dividends to common shareholders and the early redemption of $100 million Floating Rate Senior Notes due November 15, 2007, $34.4 million of 6.75% Notes maturing September 1, 2031, $10 million of Medium-Term Notes, Series A, with an annual interest rate of 8.09% due September 15, 2026 and $10 million of 7.97% Medium-Term Notes maturing September 23, 2026. Partially offsetting these uses of cash was the January 2007 issuance by Alagasco of $45 million in long-term debt with an interest rate of 5.9% due January 15, 2037.

FUTURE CAPITAL RESOURCES AND LIQUIDITY

Energen plans to continue investing significant capital in Energen Resources’s oil and gas production operations. In the three-year period ending December 31, 2009, the Company expects to invest approximately $860 million primarily in its four major areas of operation. For 2007, the Company expects its oil and gas capital spending to total approximately $330 million, including $275 million for the development of existing properties, $18 million for an acquisition in the Permian Basin in May 2007 and approximately $23 million in capitalized unproved leasehold costs. Capital investment at Energen Resources in 2008 is expected to approximate $300 million, including approximately $285 million for the development of existing properties.

The Company also may allocate additional capital during this three-year period for other oil and gas activities such as property acquisitions, additional accelerated development of existing properties and the exploration and development of potential shale plays primarily in Alabama. Energen Resources may evaluate acquisition opportunities which arise in the marketplace and from time to time will pursue acquisitions that meet Energen’s acquisition criteria. Energen Resources’ ability to invest in property acquisitions is subject to market conditions and industry trends. Property acquisitions are not included in the aforementioned estimate of oil and gas investments and could result in capital expenditures different from those outlined above. In October 2006, Energen Resources sold to Chesapeake Energy Corporation (Chesapeake) a 50 percent interest in its unproved lease position of approximately 200,000 acres in various shale plays in Alabama for $75 million and a $15 million carried drilling interest. In addition, the two companies signed an agreement to form an area of mutual interest (AMI) through which they will pursue new leases, exploration, development and operations on a 50-50 basis, for at least the next 10 years. Energen Resources and Chesapeake continue to lease shared acreage in the AMI, which encompasses Alabama and some of Georgia in advance of drilling. As of October 12, 2007, Energen Resources’ net acreage position totaled approximately 250,000 acres and represents multiple shale opportunities. The Company has not included in its capital spending estimates discussed above any amounts associated with exploratory drilling in the AMI and/or future potential development.

To finance capital spending at Energen Resources, the Company primarily expects to use internally generated cash flow supplemented by its short-term credit facilities. The Company also may issue long-term debt and equity periodically to replace short-term obligations, enhance liquidity and provide for permanent financing.

Energen also plans to consider stock repurchases as a capital investment. In May 2006, Energen began a buy-back of its common stock under an existing stock repurchase plan. In June 2006, the Company’s Board of Directors authorized an additional 9 million shares of common stock for repurchase. Energen may buy shares from time to time on the open market or in negotiated purchases. The timing and amounts of any repurchases are subject to changes in market conditions. During 2006, the Company purchased 2.2 million shares at an average price of $39.08 per share. The Company did not repurchase shares of common stock for this program during the nine months ended September 30, 2007. The Company currently plans to continue utilizing internally generated cash flow to fund any future stock repurchases.

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

Energen Resources hedges its exposure to estimated commodity production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Such instruments may include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange (NYMEX) and over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. In some contracts, the amount of credit allowed before collateral must be posted for out-of-the-money hedges varies depending on the credit rating of the Company or Alagasco. At September 30, 2007, the counterparty agreements under which the Company had active positions did not include collateral posting requirements. Energen Resources was in a net gain position with four of its counterparties and a net loss with the remaining three. The Company believes the creditworthiness of these counterparties is satisfactory. These hedge transactions are pursuant to standing authorizations by the Board of Directors, which do not authorize speculative positions.

Energen Resources entered into the following transactions for the remainder of 2007 and subsequent years:

Production Period	Total Hedged Volumes	Average Contract Price	Description
Natural Gas
2007	3.1 Bcf	$9.27 Mcf	NYMEX Swaps
2007	7.4 Bcf	$7.83 Mcf	Basin Specific Swaps
2008	29.2 Bcf	$8.55 Mcf	NYMEX Swaps
2008	14.5 Bcf	$7.66 Mcf	Basin Specific Swaps
2008	*1.6 Bcf	$8.08 Mcf	NYMEX Swaps
2008	*4.3 Bcf	$7.08 Mcf	Basin Specific Swaps
2009	14.4 Bcf	$7.92 Mcf	Basin Specific Swaps
2009	*10.3 Bcf	$7.65 Mcf	Basin Specific Swaps
Gas Basis Differential
2008	10.8 Bcf	**	Basis Swaps
2008	*1.2 Bcf	**	Basis Swaps
Oil
2007	671 MBbl	$69.94 Bbl	NYMEX Swaps
2008	2,973 MBbl	$68.82 Bbl	NYMEX Swaps
2008	*82 MBbl	$83.95 Bbl	NYMEX Swaps
2009	1,620 MBbl	$64.23 Bbl	NYMEX Swaps
2009	*480 MBbl	$82.40 Bbl	NYMEX Swaps
Oil Basis Differential
2007	584 MBbl	**	Basis Swaps

2008	2,398 MBbl	**	Basis Swaps
2008	1,620 MBbl	**	Basis Swaps
Natural Gas Liquids
2007	11.2 MMGal	$0.93 Gal	Liquids Swaps
2008	41.3 MMGal	$0.93 Gal	Liquids Swaps
2008	*6.4 MMGal	$1.15 Gal	Liquids Swaps
2009	*10.1 MMGal	$1.05 Gal	Liquids Swaps

*	Contracts entered into subsequent to September 30, 2007.

**	Average contract prices are not meaningful due to the varying nature of each contract.

Realized prices are anticipated to be lower than NYMEX prices due to basis differences and other factors.

The Company’s efforts to minimize commodity price volatility through hedging is reflected in Alagasco’s current rates. Alagasco’s rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider which permits the pass-through to customers for changes in the cost of gas supply. The GSA rider is designed to capture the Company’s cost of natural gas and provides for a pass-through of gas cost fluctuations to customers without markup; the cost of gas includes the commodity cost, pipeline capacity, transportation and fuel costs, and risk management gains and losses. Sustained higher natural gas prices may decrease Alagasco’s customer base and could result in a further decline of per customer use and number of customers. The utility will continue to monitor its bad debt reserve and will make adjustments as required based on the evaluation of its receivables which are impacted by natural gas prices.

Alagasco maintains an investment in storage gas that is expected to average approximately $62 million in 2007 but will vary depending upon the price of natural gas. During 2007 and 2008, Alagasco plans to invest an estimated $61 million and $62 million, respectively, in utility capital expenditures for normal distribution and support systems. Over the three-year period ending December 31, 2009, Alagasco anticipates capital investments of approximately $189 million. The utility anticipates funding these capital requirements through internally generated capital and the utilization of short-term credit facilities. Alagasco issued $45 million in long-term debt with an interest rate of 5.9% in January 2007 and redeemed $34.4 million of 6.75% Notes maturing September 1, 2031 and $10 million of 7.97% Medium-Term Notes maturing September 23, 2026 in the same period in order to capitalize on lower interest rates.

Access to capital is an integral part of the Company’s business plan. The Company regularly provides information to corporate rating agencies related to current business activities and future performance expectations. Moody’s Investors Services (Moody’s) recently reevaluated the business and financial profiles of the Company. On September 25, 2007, Moody’s downgraded the debt rating of Energen to Baa3 senior unsecured from Baa2. Energen’s debt rating of Baa3 remains investment grade and reflects Moody’s assignment of increased exposure to the Company related to the growth of its oil and gas operations. Moody’s also confirmed the debt rating of Alagasco during this review as A1 senior unsecured. On October 31, 2007, Standard & Poor’s affirmed its BBB+ corporate credit rating on Energen and Alagasco; the outlook remained stable. While the Company expects to have ongoing access to its short-term credit facilities and the broader long-term markets, continued access could be adversely affected by future economic and business conditions and credit rating downgrades. To help finance its growth plans and operating needs, the Company currently has available short-term credit facilities aggregating $415 million of which Energen has available $255 million, Alagasco has available $110 million and $50 million is available to either Company.

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

Recent Pronouncements of the Financial Accounting Standards Board (FASB)

The Company adopted the provisions of FIN 48 as of January 1, 2007. This Interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, the Company recognized an approximate $1.2 million increase in the liability for unrecognized tax benefits and a decrease to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company’s unrecognized tax benefits totaled $7.7 million, of which $3.9 million would favorably impact the Company’s effective tax rate, if recognized. The remaining $3.8 million of liability for unrecognized tax benefits represents a reclassification from previously established deferred tax liabilities pursuant to the adoption of FIN 48. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company recognized approximately $484,000 in potential interest (net of tax benefit) and penalties associated with uncertain tax positions. The Company’s tax returns for years 2004-2006 remain open to examination by the Internal Revenue Service and major state taxing jurisdictions. The Company recognized approximately $1.8 million of previously unrecognized tax benefits in the current quarter as the result of the statute of limitations expiring for federal and state tax returns prior to 2004. This change recognized in the current quarter and the change in the unrecognized tax benefit expected within the next 12 months is not considered material to the financial statements.

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

SELECTED BUSINESS SEGMENT DATA

ENERGEN CORPORATION

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except sales price data)	2007	2006	2007	2006
Oil and Gas Operations
Operating revenues from continuing operations
Natural gas	$123,499	$108,795	$371,436	$331,073
Oil	66,689	46,529	181,388	136,146
Natural gas liquids	17,486	14,668	49,076	38,152
Other	749	1,524	3,912	4,842

Total	$208,423	$171,516	$605,812	$510,213

Production volumes from continuing operations
Natural gas (MMcf)	16,495	16,004	47,732	47,056
Oil (MBbl)	1,025	905	2,898	2,736
Natural gas liquids (MMgal)	19.6	20.4	57.6	57.1
Production volumes from continuing operations (MMcfe)	25,445	24,340	73,350	71,625
Total production volumes (MMcfe)	25,445	24,340	73,349	71,624
Revenue per unit of production including effects of all derivative instruments
Natural gas (Mcf)	$7.49	$6.80	$7.78	$7.04
Oil (barrel)	$65.06	$51.43	$62.58	$49.75
Natural gas liquids (gallon)	$0.89	$0.72	$0.85	$0.67
Revenue per unit of production including effects of qualifying cash flow hedges
Natural gas (Mcf)	$7.49	$6.80	$7.78	$7.04
Oil (barrel)	$65.06	$51.43	$62.45	$49.75
Natural gas liquids (gallon)	$0.89	$0.72	$0.85	$0.67
Revenue per unit of production excluding effects of all derivative instruments
Natural gas (Mcf)	$5.82	$6.10	$6.45	$6.70
Oil (barrel)	$69.70	$64.94	$60.91	$61.91
Natural gas liquids (gallon)	$0.99	$0.88	$0.89	$0.81
Other data from continuing operations
Lease operating expense (LOE)
LOE and other	$38,706	$35,305	$113,236	$100,789
Production taxes	$12,968	$12,602	$38,568	$38,454

Total	$51,674	$47,907	$151,804	$139,243

Depreciation, depletion and amortization	$29,610	$24,475	$83,083	$71,592
Capital expenditures	$94,274	$61,049	$254,795	$156,606
Exploration expenditures	$1,396	$1,986	$1,671	$3,512
Operating income	$112,899	$85,239	$329,672	$260,916
Natural Gas Distribution
Operating revenues
Residential	$35,685	$36,635	$306,312	$322,635
Commercial and industrial	21,384	22,300	130,279	139,713
Transportation	10,575	10,115	36,509	33,111
Other	(45)	2,145	4,693	7,555

Total	$67,599	$71,195	$477,793	$503,014

Gas delivery volumes (MMcf)
Residential	1,537	1,601	16,303	16,581
Commercial and industrial	1,520	1,534	8,373	8,559

Transportation	12,779	12,999	38,396	37,947

Total	15,836	16,134	63,072	63,087

Other data
Depreciation and amortization	$11,847	$11,201	$35,101	$32,880
Capital expenditures	$14,023	$18,512	$45,596	$58,947
Operating income	$(13,673)	$(8,921)	$59,734	$57,517

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Energen Resources periodically enters into derivative commodity instruments that qualify as cash flow hedges under Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge its exposure to price fluctuations to its estimated oil, natural gas and natural gas liquids production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its gas supply exposure. Such instruments may include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange (NYMEX) and over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. These counterparties have been deemed creditworthy by the Company and have agreed in certain instances to post collateral with the Company when unrealized gains on hedges exceed certain specified contractual amounts. Notwithstanding these agreements, the Company is at risk for economic loss based upon the creditworthiness of its counterparties. In some contracts, the amount of credit allowed before Energen Resources and Alagasco must post collateral for out-of-the-money hedges varies depending on the credit rating of the Company or Alagasco. All hedge transactions are subject to the Company’s risk management policy and approved by the Board of Directors, which does not authorize speculative positions. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge. The maximum term over which Energen Resources has hedged exposures to the variability of cash flows is through December 31, 2009.

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

The Company’s interest rate exposure as of September 30, 2007, was minimal as all long-term debt obligations were at fixed rates.

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

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Progams**
July 1, 2007 through July 31, 2007	—		—	—	8,992,700
August 1, 2007 through August 31, 2007	1,580	*	$55.74	—	8,992,700
September 1, 2007 through September 30, 2007	246	*	$54.67	—	8,992,700

Total	1,826		$55.60	—	8,992,700

*	Acquired in connection with tax withholdings and payment of exercise price on stock compensation plans.

**

By resolution adopted May 24, 1994, and supplemented by resolutions adopted April 26, 2000 and June 24, 2006, the Board of Directors authorized the Company to repurchase up to 12,564,400 shares of the Company’s common stock. The resolutions do not have an expiration date.

ITEM 6.	EXHIBITS

3	- Alabama Gas Corporation By-Laws as Amended through October 24, 2007

31(a)	- Section 302 Certificate required by Rule 13a-14(a) or Rule 15d-14(a)

31(b)	- Section 302 Certificate required by Rule 13a-14(a) or Rule 15d-14(a)

32	- Section 906 Certificate pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGEN CORPORATION ALABAMA GAS CORPORATION

November 6, 2007	By	/s/ James T. McManus, II
James T. McManus, II Chief Executive Officer and President of Energen Corporation and Chief Executive Officer of Alabama Gas Corporation

November 6, 2007	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr. Vice President, Chief Financial Officer and Treasurer of Energen Corporation and Alabama Gas Corporation

November 6, 2007	By	/s/ Grace B. Carr
Grace B. Carr Vice President and Controller of Energen Corporation

November 6, 2007	By	/s/ Paula H. Rushing
Paula H. Rushing Vice President-Finance of Alabama Gas Corporation

(This page intentionally left blank.)