Form 10-Q
period 2014-03-31
ENERGEN CORP; ALABAMA GAS CORP
filed 2014-05-09
CIK 277595, 3146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _______________

Commission File Number	Registrant	State of Incorporation	IRS Employer Identification Number
1-7810	Energen Corporation	Alabama	63-0757759
2-38960	Alabama Gas Corporation	Alabama	63-0022000
605 Richard Arrington Jr. Boulevard North
Birmingham, Alabama 35203-2707
Telephone Number (205) 326-2700
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

Energen Corporation - Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Alabama Gas Corporation - Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Energen Corporation	YES	☐	NO	☒
Alabama Gas Corporation	YES	☐	NO	☒
Number of shares outstanding of each of the registrant’s classes of common stock as of May 1, 2014.

Energen Corporation	$0.01 par value	72,781,704 shares
Alabama Gas Corporation	$0.01 par value	1,972,052 shares

ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ENERGEN CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
	Three months ended
	March 31,
(in thousands, except per share data)	2014	2013
Operating Revenues
Oil and gas operations	$297,278	$236,331
Natural gas distribution	263,900	237,685
Total operating revenues	561,178	474,016
Operating Expenses
Cost of gas	128,114	95,442
Operations and maintenance	155,072	140,712
Depreciation, depletion and amortization	135,697	105,828
Taxes, other than income taxes	35,853	28,157
Accretion expense	1,843	1,687
Total operating expenses	456,579	371,826
Operating Income	104,599	102,190
Other Income (Expense)
Interest expense	(17,640)	(16,752)
Other income	1,384	1,734
Other expense	(54)	(69)
Total other expense	(16,310)	(15,087)
Income From Continuing Operations Before Income Taxes	88,289	87,103
Income tax expense	32,797	32,409
Income From Continuing Operations	55,492	54,694
Discontinued Operations, net of tax
Income (loss) from discontinued operations	(1,126)	1,998
Loss on disposal of discontinued operations	(1,050)	—
Income (Loss) From Discontinued Operations	(2,176)	1,998
Net Income	$53,316	$56,692

Diluted Earnings Per Average Common Share
Continuing operations	$0.76	$0.75
Discontinued operations	(0.03)	0.03
Net Income	$0.73	$0.78
Basic Earnings Per Average Common Share
Continuing operations	$0.76	$0.76
Discontinued operations	(0.03)	0.03
Net Income	$0.73	$0.79
Dividends Per Common Share	$0.150	$0.145
Diluted Average Common Shares Outstanding	73,045	72,288
Basic Average Common Shares Outstanding	72,629	72,143

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

ENERGEN CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	Three months ended
	March 31,
(in thousands)	2014	2013
Net Income	$53,316	$56,692
Other comprehensive income (loss):
Cash flow hedges:
Current period change in fair value of derivative commodity instruments, net of tax of $1 and ($16,424), respectively	2	(26,798)
Reclassification adjustment for derivative commodity instruments, net of tax of ($1,541) and ($6,570), respectively	(2,513)	(10,720)
Current period change in fair value of interest rate swap, net of tax of ($62) and ($11), respectively	(115)	(20)
Reclassification adjustment for interest rate swap, net of tax of $157 and $143, respectively	289	266
Total cash flow hedges	(2,337)	(37,272)
Pension and postretirement plans:
Amortization of net obligation at transition, net of tax of $3 and $26, respectively	6	48
Amortization of prior service cost, net of tax of $26 and $27, respectively	48	51
Amortization of net loss, including settlement charges, net of tax of $2,994 and $920, respectively	5,559	1,709
Total pension and postretirement plans	5,613	1,808
Comprehensive Income	$56,592	$21,228

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

ENERGEN CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(in thousands)	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$35,343	$5,555
Accounts receivable, net of allowance for doubtful accounts of $5,684 and $5,694 at March 31, 2014 and December 31, 2013, respectively	299,118	257,545
Inventories
Storage gas inventory	19,444	32,095
Materials and supplies	16,071	16,601
Liquified natural gas in storage	1,381	3,634
Regulatory assets	1,283	2,756
Income tax receivable	848	5,765
Assets held for sale	1,871	51,104
Deferred income taxes	53,843	41,299
Prepayments and other	9,827	10,877
Total current assets	439,029	427,231
Property, Plant and Equipment
Oil and gas properties, successful efforts method	7,130,801	6,864,375
Less accumulated depreciation, depletion and amortization	1,898,950	1,776,802
Oil and gas properties, net	5,231,851	5,087,573
Utility plant	1,503,696	1,491,433
Less accumulated depreciation	615,519	605,924
Utility plant, net	888,177	885,509
Other property, net	33,690	30,556
Total property, plant and equipment, net	6,153,718	6,003,638
Other Assets
Regulatory assets	82,570	84,890
Other postretirement assets	35,769	35,351
Long-term derivative instruments	2,638	5,439
Deferred charges and other	66,666	65,663
Total other assets	187,643	191,343
TOTAL ASSETS	$6,780,390	$6,622,212

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

ENERGEN CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	March 31, 2014	December 31, 2013
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Long-term debt due within one year	$60,000	$60,000
Notes payable to banks	575,000	539,000
Accounts payable	300,069	250,756
Accrued taxes	55,534	36,228
Customer deposits	21,654	21,692
Amounts due customers	6,397	16,990
Accrued wages and benefits	17,758	33,884
Regulatory liabilities	80,698	49,006
Royalty payable	61,344	51,519
Liabilities related to assets held for sale	3,410	18,545
Other	28,620	32,273
Total current liabilities	1,210,484	1,109,893
Long-term debt	1,328,442	1,343,464
Deferred Credits and Other Liabilities
Asset retirement obligations	110,729	108,533
Pension liabilities	72,465	67,675
Regulatory liabilities	83,240	94,125
Long-term derivative instruments	1,011	398
Deferred income taxes	1,037,898	1,013,245
Other	24,994	26,860
Total deferred credits and other liabilities	1,330,337	1,310,836
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, cumulative, $0.01 par value, 5,000,000 shares authorized	—	—
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized, 75,651,310 shares and 75,574,156 shares issued at March 31, 2014 and December 31, 2013, respectively	757	756
Premium on capital stock	528,632	520,909
Capital surplus	2,802	2,802
Retained earnings	2,519,025	2,476,616
Accumulated other comprehensive income (loss), net of tax
Unrealized gain on hedges, net	10,851	13,362
Pension and postretirement plans	(26,632)	(32,245)
Interest rate swap	(1,010)	(1,184)
Deferred compensation plan	3,241	3,259
Treasury stock, at cost: 2,965,849 shares and 2,967,999 shares at March 31, 2014 and December 31, 2013, respectively	(126,539)	(126,256)
Total shareholders’ equity	2,911,127	2,858,019
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,780,390	$6,622,212

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

ENERGEN CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three months ended March 31, (in thousands)	2014	2013
Operating Activities
Net income	$53,316	$56,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	137,449	115,295
Accretion expense	2,095	1,997
Deferred income taxes	10,531	29,028
Bad debt expense	461	218
Exploratory expense	1,277	541
Change in derivative fair value	39,555	37,977
(Gain) loss on sale of assets	995	(656)
Stock-based compensation expense	5,228	3,063
Other, net	15,716	7,839
Net change in:
Accounts receivable	(50,857)	(35,312)
Inventories	15,434	26,338
Accounts payable	30,842	9,670
Amounts due customers, including gas supply pass-through	27,098	10,254
Income tax receivable	4,917	4,781
Pension and other postretirement benefit contributions	(3,880)	(10,334)
Other current assets and liabilities	6,774	4,062
Net cash provided by operating activities	296,951	261,453
Investing Activities
Additions to property, plant and equipment	(282,334)	(297,301)
Acquisitions, net of cash acquired	(6,537)	(13,146)
Proceeds from sale of assets	8,019	1,370
Purchase of short-term investments	(84,000)	—
Sale of short-term investments	84,000	—
Other, net	(122)	(362)
Net cash used in investing activities	(280,974)	(309,439)
Financing Activities
Payment of dividends on common stock	(10,907)	(10,473)
Issuance of common stock	3,060	—
Reduction of long-term debt	(15,028)	(10)
Net change in short-term debt	36,000	69,000
Tax benefit on stock compensation	686	68
Net cash provided by financing activities	13,811	58,585
Net change in cash and cash equivalents	29,788	10,599
Cash and cash equivalents at beginning of period	5,555	9,704
Cash and cash equivalents at end of period	$35,343	$20,303

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

ALABAMA GAS CORPORATION
CONDENSED STATEMENTS OF INCOME
(Unaudited)
	Three months ended
	March 31,
(in thousands)	2014	2013
Operating Revenues	$263,900	$237,685
Operating Expenses
Cost of gas	128,114	95,442
Operations and maintenance	36,224	38,017
Depreciation and amortization	11,325	10,729
Income taxes
Current	25,217	25,921
Deferred	1,267	3,020
Taxes, other than income taxes	15,886	14,204
Total operating expenses	218,033	187,333
Operating Income	45,867	50,352
Other Income (Expense)
Allowance for funds used during construction	73	219
Other income	1,508	750
Other expense	(455)	(69)
Total other income	1,126	900
Interest Expense
Interest on long-term debt	3,376	3,378
Other interest expense	589	652
Total interest expense	3,965	4,030
Net Income	$43,028	$47,222

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALABAMA GAS CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

(in thousands)	March 31, 2014	December 31, 2013
ASSETS
Property, Plant and Equipment
Utility plant	$1,503,696	$1,491,433
Less accumulated depreciation	615,519	605,924
Utility plant, net	888,177	885,509
Other property, net	40	41
Current Assets
Cash	34,069	3,032
Accounts receivable
Gas	109,601	103,301
Other	5,104	5,447
Affiliated companies	3,967	4,662
Allowance for doubtful accounts	(5,000)	(5,000)
Inventories
Storage gas inventory	19,444	32,095
Materials and supplies	5,188	5,471
Liquified natural gas in storage	1,381	3,634
Regulatory assets	1,283	2,756
Income tax receivable	—	3,644
Deferred income taxes	19,820	20,049
Prepayments and other	3,768	4,654
Total current assets	198,625	183,745
Other Assets
Regulatory assets	82,570	84,890
Other postretirement assets	26,813	26,457
Deferred charges and other	17,117	17,433
Total other assets	126,500	128,780
TOTAL ASSETS	$1,213,342	$1,198,075

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALABAMA GAS CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	March 31, 2014	December 31, 2013
LIABILITIES AND CAPITALIZATION
Capitalization
Preferred stock, cumulative, $0.01 par value, 120,000 shares authorized	$—	$—
Common shareholder’s equity
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,972,052 shares issued at March 31, 2014 and December 31, 2013	20	20
Premium on capital stock	31,682	31,682
Capital surplus	2,802	2,802
Retained earnings	382,309	350,076
Total common shareholder’s equity	416,813	384,580
Long-term debt	249,895	249,923
Total capitalization	666,708	634,503
Current Liabilities
Notes payable to banks	—	50,000
Accounts payable	52,938	48,653
Accrued taxes	47,247	28,027
Customer deposits	21,654	21,692
Amounts due customers	6,397	16,990
Accrued wages and benefits	6,343	7,682
Regulatory liabilities	80,698	49,006
Other	10,155	10,113
Total current liabilities	225,432	232,163
Deferred Credits and Other Liabilities
Deferred income taxes	206,669	205,631
Pension liabilities	19,982	20,191
Regulatory liabilities	83,240	94,125
Other	11,311	11,462
Total deferred credits and other liabilities	321,202	331,409
Commitments and Contingencies
TOTAL LIABILITIES AND CAPITALIZATION	$1,213,342	$1,198,075

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALABAMA GAS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three months ended March 31, (in thousands)	2014	2013
Operating Activities
Net income	$43,028	$47,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,325	10,729
Deferred income taxes	1,267	3,020
Bad debt expense	466	217
Gain on sale of assets	(612)	—
Other, net	1,902	3,685
Net change in:
Accounts receivable	(20,830)	(23,409)
Inventories	15,187	23,317
Accounts payable	6,242	(11,306)
Amounts due customers, including gas supply pass-through	27,098	10,254
Income tax receivable	3,644	2,762
Pension and other postretirement benefit contributions	(1,590)	(5,365)
Other current assets and liabilities	18,769	24,183
Net cash provided by operating activities	105,896	85,309
Investing Activities
Additions to property, plant and equipment	(15,465)	(19,046)
Proceeds from sale of assets	706	—
Other, net	723	886
Net cash used in investing activities	(14,036)	(18,160)
Financing Activities
Payment of dividends on common stock	(10,795)	(8,438)
Reduction of long-term debt	(28)	(10)
Net change in short-term debt	(50,000)	(47,000)
Net cash used in financing activities	(60,823)	(55,448)
Net change in cash and cash equivalents	31,037	11,701
Cash and cash equivalents at beginning of period	3,032	5,559
Cash and cash equivalents at end of period	$34,069	$17,260

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
ENERGEN CORPORATION AND ALABAMA GAS CORPORATION

1. BASIS OF PRESENTATION

The unaudited condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2013, 2012 and 2011, included in the 2013 Annual Report of Energen Corporation (the Company) and Alabama Gas Corporation (Alagasco) on Form 10-K. Alagasco has a September 30 fiscal year for rate-setting purposes (rate year) and reports on a calendar year for the Securities and Exchange Commission and all other financial accounting reporting purposes. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required for complete financial statements. The Company’s natural gas distribution business is seasonal in character and influenced by weather conditions. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year. All adjustments to the unaudited condensed financial statements that are, in the opinion of management, necessary for a fair statement of the results for the interim periods have been recorded. Such adjustments consist of normal recurring items. Certain reclassifications were made to conform prior years’ financial statements to the current-quarter presentation.

2. REGULATORY MATTERS

Alagasco is subject to regulation by the Alabama Public Service Commission (APSC) which established the Rate Stabilization and Equalization (RSE) rate-setting process in 1983. Alagasco’s current RSE order has a term extending through September 30, 2018 and will continue beyond September 30, 2018, unless the APSC enters an order to the contrary in a manner consistent with law. In the event of unforeseen circumstances, whether physical or economic, of the nature of force majeure and including a change in control the APSC and Alagasco will consult in good faith with respect to modifications, if any. Effective January 1, 2014, Alagasco’s allowed range of return on average common equity is 10.5 percent to 10.95 percent with an adjusting point of 10.8 percent. The previous allowed range of return on average common equity was 13.15 percent to 13.65 percent through December 31, 2013. Alagasco is eligible to receive a performance-based adjustment of 5 basis points to the return on equity adjusting point, based on meeting certain customer satisfaction criteria. Under RSE, the APSC conducts quarterly reviews to determine whether Alagasco’s return on average common equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4 percent of prior-year revenues. During the three months ended March 31, 2014 and 2013, Alagasco had net pre-tax reductions in revenues of $16.2 million and $2.4 million, respectively, to bring the return on average common equity to midpoint within the allowed range of return. Under the provisions of RSE, an $8.5 million decrease, $10.3 million increase and $7.8 million increase in revenues became effective January 1, 2014, December 1, 2013 and 2012, respectively. The equity upon which a return will be permitted cannot exceed 56.5 percent of total capitalization, subject to certain adjustments.

The inflation-based Cost Control Mechanism (CCM), established by the APSC, allows for annual increases to operations and maintenance (O&M) expense. The CCM range is Alagasco’s 2007 actual rate year O&M expense (Base Year) inflation-adjusted using the June Consumer Price Index For All Urban Consumers each rate year plus or minus 1.75 percent (Index Range). If rate year O&M expense falls within the Index Range, no adjustment is required. If rate year O&M expense exceeds the Index Range, three-quarters of the difference is returned to customers through future rate adjustments. To the extent that rate year O&M is less than the Index Range, the utility benefits by one-half of the difference through future rate adjustments. Certain items that fluctuate based on situations demonstrated to be beyond Alagasco’s control may be excluded from the CCM calculation.

Alagasco’s rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply. Alagasco’s tariff provides a temperature adjustment mechanism, also included in the GSA, which is designed to moderate the impact of departures from normal temperatures on Alagasco’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers. Other non-temperature weather related conditions that may affect customer usage are not included in the temperature adjustment.

The APSC approved an Enhanced Stability Reserve (ESR) in 1998, which was subsequently modified and expanded in 2010. As currently approved, the ESR provides deferred treatment and recovery for the following: (1) extraordinary O&M expenses related to environmental response costs; (2) extraordinary O&M expenses related to self insurance costs that exceed $1 million per occurrence; (3) extraordinary O&M expenses, other than environmental response costs and self insurance costs, resulting from a single force majeure event or multiple force majeure events greater than $275,000 and $412,500, respectively, during a rate year; and (4) negative individual large commercial and industrial customer budget revenue variances that exceed $350,000 during a rate year. Charges to the ESR are subject to certain limitations which may disallow deferred treatment and which prescribe the timing of recovery. Funding to the ESR is provided as a reduction to the refundable negative salvage balance over its nine year term beginning December 1, 2010. Subsequent to the nine year period and subject to APSC authorization, Alagasco expects to be able to recover underfunded ESR balances over a five year amortization period with an annual limitation of $660,000. Amounts in excess of this limitation are deferred for recovery in future years.

3. DERIVATIVE COMMODITY INSTRUMENTS

Energen Resources Corporation, Energen’s oil and gas subsidiary, periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on oil, natural gas liquids and natural gas production. Such instruments may include over-the-counter (OTC) swaps and basis swaps typically executed with investment and commercial banks and energy-trading firms. Derivative transactions are pursuant to standing authorizations by the Board of Directors, which do not authorize speculative positions.

The Company is at risk for economic loss based upon the creditworthiness of its counterparties. Energen Resources was in a net gain position with two of its active counterparties and in a net loss position with the remaining twelve at March 31, 2014. The largest counterparty net gain position at March 31, 2014, Macquarie Bank Limited, constituted approximately $3.0 million of Energen Resources’ total net loss on fair value of derivatives.

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

Prior to June 30, 2013, the Company utilized cash flow hedge accounting where applicable for its derivative transactions. The effective portion of the gain or loss on the derivative instrument was recognized in accumulated other comprehensive income as a component of shareholders’ equity and subsequently reclassified as operating revenues when the forecasted transaction affects earnings. The ineffective portion of a derivative’s change in fair value was required to be recognized in operating revenues immediately. All other derivative transactions not designated as cash flow hedge accounting are accounted for as mark-to-market transactions with gains or losses recognized in operating revenues in the period of change.

Effective March 31, 2013 and June 30, 2013, Energen Resources dedesignated from cash flow hedge accounting 5,078 thousand barrels (MBbl) and 2,353 MBbl, respectively, of various New York Mercantile Exchange (NYMEX) oil contracts associated with the Permian Basin due to lack of correlation. Gains and losses from inception of the hedge to the dedesignation date were frozen and will remain in accumulated other comprehensive income until the forecasted transactions actually occur. Subsequent gains or losses will be accounted for as mark-to-market and recognized immediately through operating revenues.

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

The following tables detail the fair values of derivative commodity instruments on the balance sheets:

(in thousands)	March 31, 2014
Derivative assets or (liabilities) not designated as hedging instruments
Accounts receivable	$17,522
Long-term asset derivative instruments	4,989
Total derivative assets	22,511
Accounts receivable	(14,165)	*
Long-term asset derivative instruments	(2,351)	*
Accounts payable	(52,602)
Long-term liability derivative instruments	(802)
Total derivative liabilities	(69,920)
Total derivatives not designated	$(47,409)

(in thousands)	December 31, 2013
Derivative assets or (liabilities) not designated as hedging instruments
Accounts receivable	$36,224
Long-term asset derivative instruments	7,992
Total derivative assets	44,216
Accounts receivable	(18,761)	*
Long-term asset derivative instruments	(2,553)	*
Accounts payable	(30,302)
Total derivative liabilities	(51,616)
Total derivatives not designated	$(7,400)
*Amounts classified in accordance with accounting guidance which permits offsetting fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.

The Company had a net $6.7 million and a net $8.2 million deferred tax liability included in current deferred income taxes on the balance sheets related to derivative items included in accumulated other comprehensive income as of March 31, 2014, and December 31, 2013, respectively.

The following table details the effect of derivative commodity instruments in cash flow hedging relationships on the financial statements:

(in thousands)	Location on Statements of Income	Three months ended March 31, 2014	Three months ended March 31, 2013
Net gain (loss) recognized in other comprehensive income on derivatives (effective portion), net of tax of $1 and ($16,424)	—	$2	$(26,798)
Gain reclassified from accumulated other comprehensive income into income (effective portion)	Operating revenues	$4,054	$17,824
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Operating revenues	$—	$(534)

The following table details the effect of open and closed derivative commodity instruments not designated as hedging instruments on the income statement:

(in thousands)	Location on Statements of Income	Three months ended March 31, 2014	Three months ended March 31, 2013
Loss recognized in income on derivatives	Operating revenues	$(57,446)	$(31,501)

As of March 31, 2014, $10.9 million, net of tax, of deferred net gains on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified and reported in earnings as operating revenues during the next twelve-month period. As of March 31, 2014, the Company had 7.4 million barrels (MMBbl) and 7.3 MMBbl of oil swaps which expire during 2014 and 2015, respectively, that are considered mark-to-market transactions. The Company had 44.9 billion cubic feet (Bcf) and 12.0 Bcf of natural gas and natural gas basis swaps which expire during 2014 and 2015, respectively, that are considered mark-to-market transactions. During 2013, the Company had a discontinuance of hedge accounting when Energen Resources determined it was probable certain forecasted volumes would not occur due to certain properties being sold. This discontinuance of hedge accounting resulted in $2.6 million after-tax losses being recognized into operating revenues during the three months ended March 31, 2014.

As of March 31, 2014, Energen Resources entered into the following transactions for the remainder of 2014 and subsequent years:

Production Period	Total Hedged Volumes		Average Contract Price	Description
Oil
2014	7,392	MBbl	$92.65 Bbl	NYMEX Swaps
2015	7,260	MBbl	$89.07 Bbl	NYMEX Swaps
Natural Gas
2014	7.9	Bcf	$4.55 Mcf	NYMEX Swaps
2014	23.5	Bcf	$4.60 Mcf	Basin Specific Swaps - San Juan
2014	7.4	Bcf	$3.81 Mcf	Basin Specific Swaps - Permian
2015	12.0	Bcf	$4.05 Mcf	Basin Specific Swaps - San Juan
Natural Gas Basis Differential
2014	4.6	Bcf	$(0.09) Mcf	San Juan Basis Swaps
2014	1.5	Bcf	$(0.17) Mcf	Permian Basis Swaps

As of March 31, 2014, the maximum term over which Energen Resources has hedged exposures to the variability of cash flows is through December 31, 2015.

The following sets forth derivative assets and liabilities that were measured at fair value on a recurring basis:

	March 31, 2014
(in thousands)	Level 2*	Level 3*	Total
Current assets	$(6,646)	$10,003	$3,357
Noncurrent assets	1,192	1,446	2,638
Current liabilities	(42,531)	(10,071)	(52,602)
Noncurrent liabilities	(802)	—	(802)
Net derivative asset (liability)	$(48,787)	$1,378	$(47,409)

	December 31, 2013
(in thousands)	Level 2*	Level 3*	Total
Current assets	$(1,658)	$19,121	$17,463
Noncurrent assets	4,383	1,056	5,439
Current liabilities	(28,414)	(1,888)	(30,302)
Net derivative asset (liability)	$(25,689)	$18,289	$(7,400)
*Amounts classified in accordance with accounting guidance which permits offsetting fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.

The Company has prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its derivative instruments. The Company estimates that a 10 percent increase or decrease in commodity prices would result in an approximate $18 million change in the fair value of open Level 3 derivative contracts. The resulting impact upon the results of operations would be an approximate $18 million associated with open Level 3 mark-to-market derivative contracts. Liquidity requirements to meet the obligation would not be significantly impacted as gains and losses on the derivative contracts would be similarly offset by sales at the spot market price.

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 derivative commodity instruments as follows:

	Three months ended	Three months ended
(in thousands)	March 31, 2014	March 31, 2013
Balance at beginning of period	$18,289	$89,019
Realized gains (losses)	(3,019)	27,107
Unrealized losses relating to instruments held at the reporting date*	(16,835)	(63,482)
Settlements during period	2,943	(26,185)
Balance at end of period	$1,378	$26,459
*Includes $13.2 million and $12.4 million in mark-to-market losses for the three months ended March 31, 2014 and 2013, respectively.

The tables below set forth quantitative information about the Company’s Level 3 fair value measurements of derivative commodity instruments as follows:

(in thousands)	Fair Value as of March 31, 2014	Valuation Technique*	Unobservable Input*	Range
Natural Gas Basis - San Juan
2014	$5,326	Discounted Cash Flow	Forward Basis	($0.06 - $0.09) Mcf
2015	$(129)	Discounted Cash Flow	Forward Basis	($0.14) Mcf
Natural Gas Basis - Permian
2014	$(3,819)	Discounted Cash Flow	Forward Basis	($0.12 - $0.13) Mcf
*Discounted cash flow represents an income approach in calculating fair value including the referenced unobservable input and a discount reflecting credit quality of the counterparty.

The tables below set forth information about the offsetting of derivative assets and liabilities as follows:

	March 31, 2014
				Gross Amounts Not Offset in the Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets	$22,511	$(16,516)	$5,995	$—	$—	$5,995
Derivative liabilities	$69,920	$(16,516)	$53,404	$—	$—	$53,404

	December 31, 2013
				Gross Amounts Not Offset in the Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets	$44,215	$(21,313)	$22,902	$—	$—	$22,902
Derivative liabilities	$51,615	$(21,313)	$30,302	$—	$—	$30,302

4. RECONCILIATION OF EARNINGS PER SHARE (EPS)

	Three months ended			Three months ended
(in thousands, except per share amounts)	March 31, 2014			March 31, 2013
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS	$53,316	72,629	$0.73	$56,692	72,143	$0.79
Effect of dilutive securities
Stock options		296			144
Non-vested restricted stock		44			1
Performance share awards		76			—
Diluted EPS	$53,316	73,045	$0.73	$56,692	72,288	$0.78

The Company had the following shares that were excluded from the computation of diluted EPS, as their effect was non-dilutive:

	Three months ended March 31,
(in thousands)	2014	2013
Stock options	111,554	988,087
Performance share awards	68,250	161,249

5. SEGMENT INFORMATION

The Company is principally engaged in two business segments: the development, exploration and production of oil and gas in the continental United States (oil and gas operations) and the purchase, distribution and sale of natural gas in central and north Alabama (natural gas distribution).

	Three months ended
	March 31,
(in thousands)	2014	2013
Operating revenues from continuing operations
Oil and gas operations	$297,278	$236,331
Natural gas distribution	263,900	237,685
Total	$561,178	$474,016
Operating income (loss) from continuing operations
Oil and gas operations	$33,548	$23,181
Natural gas distribution	72,351	79,293
Eliminations and corporate expenses	(1,300)	(284)
Total	$104,599	$102,190
Other income (expense) from continuing operations
Oil and gas operations	$(13,819)	$(12,031)
Natural gas distribution	(2,839)	(3,130)
Eliminations and other	348	74
Total	$(16,310)	$(15,087)
Income from continuing operations before income taxes	$88,289	$87,103

(in thousands)	March 31, 2014	December 31, 2013
Identifiable assets
Oil and gas operations	$5,521,883	$5,379,135
Natural gas distribution	1,209,375	1,193,413
Eliminations and other	49,132	49,664
Total	$6,780,390	$6,622,212

6. STOCK COMPENSATION

Stock Incentive Plan
Stock Options: The Stock Incentive Plan provides for the grant of incentive stock options and non-qualified stock options to officers and key employees. Options granted under the Stock Incentive Plan provide for the purchase of Company common stock at not less than the fair market value on the date the option was granted. The sale or transfer of the shares is limited during certain periods. All outstanding options vest within three years from date of grant and expire 10 years from the grant date. The Company granted 107,868 non-qualified option shares during the first quarter of 2014 with a grant-date fair value of $27.57.

Restricted Stock: Additionally, the Stock Incentive Plan provides for the grant of restricted stock units. In January 2014, the Company awarded 41,664 restricted stock units with a grant-date fair value of $70.68. These awards were valued based on the quoted market price of the Company’s common stock at the date of grant and have a three year vesting period.

Performance Share Awards: The Stock Incentive Plan also provides for the grant of performance share awards, with each unit equal to the market value of one share of common stock, to eligible employees based on predetermined Company performance criteria at the end of an award period. The Stock Incentive Plan provides that payment of earned performance share awards be made in the form of Company common stock. Performance share awards are valued using the Monte Carlo model which uses historical volatility and other variables to estimate the probability of satisfying the market condition of the award. The Company granted 287 performance share awards during the first quarter of 2014 with a two year vesting period and a grant-date fair value of $118.99. The Company also granted 63,842 performance share awards during the first quarter of 2014 with a three year award period and a grant-date fair value of $93.13.

Stock Appreciation Rights Plan
The Energen Stock Appreciation Rights Plan provides for the payment of cash incentives measured by the long-term appreciation of Company common stock. These awards are liability awards which settle in cash and are re-measured each reporting period until settlement and have a three year vesting period. The Company granted 62,749 awards during the first quarter of 2014. These awards had a fair value of $35.04 as of March 31, 2014.

Petrotech Incentive Plan
The Energen Resources’ Petrotech Incentive Plan provides for the grant of stock equivalent units. These awards are liability awards which are re-measured each reporting period and settle in cash at completion of the vesting period. During the first quarter of 2014, Energen Resources awarded 28,840 Petrotech units with a fair value of $79.18 as of March 31, 2014, none of which included a market condition. Also awarded were 36,920 Petrotech units which included a market condition and had a fair value of $115.94 as of March 31, 2014. These awards have a three year vesting period.

Stock Repurchase Program
During the three months ended March 31, 2014, the Company had non-cash purchases of approximately $0.3 million of Company common stock in conjunction with tax withholdings on its non-qualified deferred compensation plan and other stock compensation. The Company utilized internally generated cash flows in payment of the related tax withholdings.

7. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for the Company’s two defined benefit non-contributory pension plans and certain non-qualified supplemental pension plans were as follows:

	Three months ended March 31,
(in thousands)	2014	2013
Components of net periodic benefit cost:
Service cost	$3,003	$3,602
Interest cost	2,575	2,718
Expected long-term return on assets	(2,848)	(3,713)
Actuarial loss amortization	2,256	3,690
Prior service cost amortization	118	122
Settlement charge	7,262	144
Net periodic expense	$12,366	$6,563

The Company anticipates required contributions of approximately $0.5 million during 2014 to the qualified pension plans. The Company expects sufficient funding credits, as established under Internal Revenue Code Section 430(f), exist to meet the required funding. Additionally, it is not anticipated that the funded status of the qualified pension plans will fall below statutory thresholds requiring accelerated funding or constraints on benefit levels or plan administration. The Company made a discretionary contribution of $3.0 million to the qualified pension plans in January 2014. During 2014, the Company may make discretionary contributions to the qualified pension plans depending on the amount and timing of employee retirements and market conditions. For the three months ended March 31, 2014, the Company made benefit payments aggregating $33,000 to retirees from the non-qualified supplemental retirement plans and expects to make additional benefit payments of approximately $0.2 million through the remainder of 2014. In the first quarter of 2014, the Company incurred a settlement charge of $17.1 million for the payment of lump sums from the qualified defined benefit pension plans, of which $6.9 million was expensed and $10.2 million was recognized as a pension asset in regulatory assets at Alagasco. Also in the first quarter of 2014, the Company incurred a settlement charge of $0.4 million for the payment of lump sums from the non-qualified supplemental retirement plans. In the first quarter of 2013, the Company incurred a settlement charge of $0.5 million for the payment of lump sums from the non-qualified supplemental retirement plans, of which $0.1 million was expensed and $0.4 million was recognized as a pension asset in regulatory assets at Alagasco.

The components of net periodic benefit cost for the Company’s postretirement benefit plans were as follows:

	Three months ended March 31,
(in thousands)	2014	2013
Components of net periodic benefit cost:
Service cost	$170	$444
Interest cost	754	869
Expected long-term return on assets	(1,412)	(1,242)
Actuarial gain amortization	(520)	—
Transition obligation amortization	27	324
Net periodic (income) expense	$(981)	$395

There are no required contributions to the postretirement benefit plans during 2014.

8. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Under various agreements for third-party gathering, treatment, transportation or other services, Energen Resources is committed to deliver minimum production volumes or to pay certain costs in the event the minimum quantities are not delivered. These delivery commitments are approximately 6.4 million barrels of oil equivalent (MMBOE) through September 2017.

Certain of Alagasco’s long-term contracts associated with the delivery and storage of natural gas include fixed charges of approximately $150 million through September 2024. During the three months ended March 31, 2014 and 2013, Alagasco recognized approximately $13.4 million and $14.4 million, respectively, of long-term commitments through expense and its regulatory accounts in the accompanying financial statements. Alagasco also is committed to purchase minimum quantities of gas at market-related prices or to pay certain costs in the event the minimum quantities are not taken. These purchase commitments are approximately 123 Bcf through August 2020.

Alagasco purchases gas as an agent for certain of its large commercial and industrial customers. Alagasco has, in certain instances, provided commodity-related guarantees to the counterparties in order to facilitate these agency purchases. Liabilities existing for gas delivered to customers subject to these guarantees are included in the balance sheets. In the event the customer for whom the guarantee was entered fails to take delivery of the gas, Alagasco can sell such gas for the customer, with the customer liable for any resulting loss. Although the substantial majority of purchases under these guarantees are for the customers’ current monthly consumption and are at current market prices, in some instances, the purchases are for an extended term at a fixed price. At March 31, 2014, the fixed price purchases under these guarantees had a maximum term outstanding through December 2014 with an aggregate purchase price and market value of $0.3 million.

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

On December 17, 2013, an incident occurred at a Housing Authority apartment complex in Birmingham, Alabama which resulted in one fatality, personal injuries and property damage. Alagasco is cooperating with the National Transportation Safety Board which is investigating the incident. Alagasco has been named as a defendant in several lawsuits arising from the incident and additional lawsuits and claims may be filed against Alagasco.

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
During January 2014, Energen Resources responded to a General Notice and Information Request from the Environmental Protection Agency (EPA) regarding the Reef Environmental Site in Sylacauga, Talladega County, Alabama. The letter identifies Energen Resources as a potentially responsible party (PRP) under The Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) for the cleanup of the Site. In 2008, Energen hired a third party to transport approximately 3,000 gallons of non-hazardous wastewater to Reef Environmental for wastewater treatment. Reef Environmental ceased operating its wastewater treatment system in 2010. Due to its one time use of Reef Environmental for a small volume of non-hazardous wastewater, Energen Resources has not accrued a liability for cleanup of the Site.

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

In 2012, Alagasco responded to an EPA Request for Information Pursuant to Section 104 of CERCLA relating to the 35th Avenue Superfund Site located in North Birmingham, Jefferson County, Alabama. The Request related to a former site of a manufactured gas distribution facility owned by Alagasco and located in the vicinity of the 35th Avenue Superfund Site. In September 2013, Alagasco received from the EPA a General Notice Letter and Invitation to Conduct a Removal Action at the 35th Avenue Superfund Site. The letter identifies Alagasco as a PRP under CERCLA for the cleanup of the Site or costs the EPA incurs in cleaning up the Site. The EPA also offered the PRP group the opportunity to conduct Phase I of the proposed removal action which involved removal activities at approximately 50 residences that purportedly exceed certain risk levels for contamination. Alagasco has discussed its designation as a PRP further with the EPA, and Alagasco has requested additional information from the EPA regarding its designation as a PRP. Alagasco has also been approached by a law firm regarding entry into an agreement to toll the statute of limitations with potential plaintiffs related to purported damages allegedly incurred by such potential plaintiffs in connection with the 35th Avenue Superfund Site, and is considering whether to enter into such a tolling arrangement. Alagasco has not been provided information at this time that would allow it to determine the extent, if any, of its potential liability with respect to the 35th Avenue Superfund Site and the proposed removal action, and therefore Alagasco has not agreed to undertake the proposed removal activities and no amount has been accrued as of March 31, 2014.

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

As a result of the audit, Energen Resources has been ordered by the ONRR to pay additional royalties on the specified U.S. federal leases in the amount of $142,000 and restructure its accounting for all federal leases in two counties in New Mexico from March 1, 2004, forward. The Company preliminarily estimates that application of the Order to all of the Company’s New Mexico federal leases would result in ONRR claims for up to approximately $23 million of additional royalties plus interest and penalties for the period from March 1, 2004, forward. The preliminary findings and subsequent Order (issued April 25, 2011) are contrary to deductions allowed under previous audits, retroactive in application and inconsistent with the Company’s understanding of industry practice. The Company is vigorously contesting the Order and has requested additional information from the ONRR and the Department to assist the Company in evaluating the ONRR Order and the Department’s findings. Management is unable, at this time, to determine a range of reasonably possible losses as a result of this Order, and no amount has been accrued as of March 31, 2014.

9. FINANCIAL INSTRUMENTS

The stated value of cash and cash equivalents, short-term investments, trade receivables (net of allowance), and short-term debt approximates fair value due to the short maturity of the instruments. The fair value of Energen’s long-term debt, including the current portion, was approximately $1,421.2 million and $1,420.7 million and had a carrying value of $1,388.9 million and $1,403.9 million at March 31, 2014 and December 31, 2013, respectively. The fair value of Alagasco’s fixed-rate long-term debt, including the current portion, was approximately $263.5 million and $258.8 million and had a carrying value of $249.9 million at March 31, 2014 and December 31, 2013, respectively. The fair values are based on market prices of similar debt issues having the same remaining maturities, redemption terms and credit rating. Short-term debt is classified as Level 1 fair value and long-term debt is classified as Level 2 fair value.

At March 31, 2014, the Company had interest rate swap agreements with a notional of $200 million. The interest rate swaps exchange a variable interest rate for a fixed interest rate of 2.6675 percent. The fair value of the Company’s interest rate swap was a $1.6 million and a $1.8 million liability at March 31, 2014 and December 31, 2013, respectively, and is classified as Level 2 fair value liability. The fair value of the Company’s interest rate swap is recognized on a gross basis on the consolidated balance sheet.

Finance Receivables: Alagasco finances third-party contractor sales of merchandise including gas furnaces and appliances. At March 31, 2014 and December 31, 2013, Alagasco’s finance receivable totaled $10.5 million and $10.8 million, respectively. These finance receivables currently have an average balance of approximately $3,000 with terms of up to 84 months. Financing is available only to qualified customers who meet creditworthiness thresholds for customer payment history and external agency credit reports. Alagasco relies upon ongoing payments as the primary indicator of credit quality during the term of each contract. The allowance for credit losses is recognized using an estimate of write-off percentages based on historical experience applied to an aging of the finance receivable balance. Delinquent accounts are evaluated on a case-by-case basis and, absent evidence of debt repayment after 90 days, are due in full and assigned to a third-party collection agency. The remaining finance receivable is written off approximately 12 months after being assigned to a third-party collection agency. Alagasco had finance receivables past due 90 days or more of $0.3 million and $0.4 million as of March 31, 2014 and December 31, 2013, respectively.

The following table sets forth a summary of changes in the allowance for credit losses as follows:

(in thousands)
Allowance for credit losses as of December 31, 2013	$423
Provision	(124)
Allowance for credit losses as of March 31, 2014	$299

10. EXPLORATORY COSTS

The Company capitalizes exploratory drilling costs until a determination is made that the well or project has either found proved reserves or is impaired. After an exploratory well has been drilled and found oil and natural gas reserves, a determination may be pending as to whether the oil and natural gas quantities can be classified as proved. In those circumstances, the Company continues to capitalize the drilling costs pending the determination of proved status if (i) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (ii) the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. Capitalized exploratory drilling costs are presented in oil and gas properties in the balance sheets. If the exploratory well is determined to be impaired, the impaired costs are charged to operations and maintenance expense. Other exploration costs, including geological and geophysical costs, are expensed as incurred.

The following table sets forth capitalized exploratory well costs and includes additions pending determination of proved reserves, reclassifications to proved reserves and costs charged to expense:

	Three months ended	Three months ended
(in thousands)	March 31, 2014	March 31, 2013
Capitalized exploratory well costs at beginning of period	$57,600	$79,791
Additions pending determination of proved reserves	164,842	95,861
Reclassifications due to determination of proved reserves	(112,474)	(69,477)
Capitalized exploratory well costs at end of period	$109,968	$106,175

The following table sets forth capitalized exploratory wells costs and includes amounts capitalized for a period greater than one year:

	Three months ended	Three months ended
(in thousands)	March 31, 2014	March 31, 2013
Exploratory wells in progress	$62,280	$21,676
Capitalized exploratory well costs capitalized for a period of one year or less	46,460	83,301
Capitalized exploratory well costs for a period greater than one year	1,228	1,198
Total capitalized exploratory well costs	$109,968	$106,175

At March 31, 2014, the Company had 45 gross exploratory wells either drilling or waiting on results from completion and testing. These wells are primarily located in the Permian Basin. The Company has one gross well capitalized greater than a year which is pending results from completion and testing. This well is currently waiting on facilities.

11. REGULATORY ASSETS AND LIABILITIES

The following table details regulatory assets and liabilities on the balance sheets:

(in thousands)	March 31, 2014		December 31, 2013
	Current	Noncurrent	Current	Noncurrent
Regulatory assets:
Pension assets	$1,258	$56,133	$325	$58,243
Accretion and depreciation of asset retirement obligations	—	18,436	—	18,046
Rate recovery of asset removal costs, net	—	4,001	—	4,601
Enhanced stability reserve	—	4,000	—	4,000
Gas supply adjustment	—	—	2,406	—
Other	25	—	25	—
Total regulatory assets	$1,283	$82,570	$2,756	$84,890
Regulatory liabilities:
RSE adjustment	$16,193	$—	$4,690	$—
Unbilled service margin	28,251	—	28,504	—
Postretirement liabilities	—	25,826	—	26,197
Gas supply adjustment	23,782	—	—	—
Refundable negative salvage	12,439	28,846	15,779	39,663
Asset retirement obligation	—	27,840	—	27,528
Other	33	728	33	737
Total regulatory liabilities	$80,698	$83,240	$49,006	$94,125

12. ASSET RETIREMENT OBLIGATIONS

The Company recognizes a liability for the fair value of asset retirement obligations (ARO) in the periods incurred. Subsequent to initial measurement, liabilities are accreted to their present value and capitalized costs are depreciated over the estimated useful lives of the related assets. Upon settlement of the liability, the Company may recognize a gain or loss for differences between estimated and actual settlement costs. The ARO fair value liability is recognized on a discounted basis incorporating an estimate of performance risk specific to the Company.

During the three months ended March 31, 2014, Energen Resources recognized amounts representing expected future costs associated with site reclamation, facilities dismantlement, and plug and abandonment of wells as follows:

(in thousands)
Balance as of December 31, 2013	$108,533
Liabilities incurred	766
Liabilities settled	(413)
Accretion expense	1,843
Balance as of March 31, 2014	$110,729

The Company recognizes conditional obligations if such obligations can be reasonably estimated and a legal requirement to perform an asset retirement activity exists. Alagasco accrues removal costs on certain gas distribution assets over the useful lives of its property, plant and equipment through depreciation expense in accordance with rates approved by the APSC. Alagasco recorded a conditional asset retirement obligation, on a discounted basis, of $27.8 million and $27.5 million to purge and cap its gas pipelines upon abandonment and to remediate other related obligations, as a regulatory liability as of March 31, 2014 and December 31, 2013, respectively. Regulatory assets for rate recovery of accumulated asset removal costs of $4.0 million and $4.6 million as of March 31, 2014 and December 31, 2013, are included as regulatory assets in noncurrent assets on the balance sheets. The costs associated with asset retirement obligations are either currently being recovered in rates or are probable of recovery in future rates.

13. ACQUISITION AND DISPOSITION OF PROPERTIES

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

During 2013, Energen also completed a total of approximately $31.3 million in various purchases of unproved leasehold properties.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides changes in the components of accumulated other comprehensive income (loss), net of the related income tax effects.

(in thousands)	Cash Flow Hedges	Pension and Postretirement Plans	Total
Balance as of December 31, 2013	$12,178	$(32,245)	$(20,067)
Other comprehensive loss before reclassifications	(113)	—	(113)
Amounts reclassified from accumulated other comprehensive income (loss)	(2,224)	5,613	3,389
Change in accumulated other comprehensive income (loss)	(2,337)	5,613	3,276
Balance as of March 31, 2014	$9,841	$(26,632)	$(16,791)

The following table provides details of the reclassifications out of accumulated other comprehensive income (loss).

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
(in thousands)	Amounts Reclassified		Line Item Where Presented
Gains and (losses) on cash flow hedges:
Derivative commodity instruments	$4,054	$17,290	Operating revenues
Interest rate swap	(446)	(409)	Interest expense
Total cash flow hedges	3,608	16,881
Income tax expense	(1,384)	(6,427)
Net of tax	2,224	10,454
Pension and postretirement plans:
Transition obligation	(10)	(74)	Operations and maintenance
Prior service cost	(74)	(78)	Operations and maintenance
Actuarial losses*	(1,290)	(2,254)	Operations and maintenance
Actuarial losses on settlement charges	(7,262)	—	Operations and maintenance
Actuarial losses on settlement charges*	—	(375)	Regulatory asset
Total pension and postretirement plans	(8,636)	(2,781)
Income tax benefit	3,023	973
Net of tax	(5,613)	(1,808)
Total reclassifications for the period	$(3,389)	$8,646
*In the first quarter of 2013, the Company incurred a settlement charge of $0.5 million for the payment of lump sums from the non-qualified supplemental retirement plans, of which $0.1 million is recognized in actuarial gains (losses) above and $0.4 million is recognized as a regulatory asset at Alagasco and reported in actuarial losses on settlement charges above.

15. DISCONTINUED OPERATIONS

In March 2014, Energen Resources completed the sale on its North Louisiana/East Texas natural gas and oil properties for $30.3 million (subject to closing adjustments). The sale had an effective date of December 1, 2013, and the proceeds from the sale were used to repay short-term obligations. During the third quarter of 2013, Energen Resources classified these natural gas and oil properties as held-for-sale and reflected the associated operating results in discontinued operations. Energen Resources recognized a non-cash impairment writedown on these properties in the first quarter of 2014 of $1.7 million pre-tax to adjust the carrying amount of these properties to their fair value based on an estimate of the selling price of the properties. This non-cash impairment writedown is reflected in loss on disposal of discontinued operations in the three months ended March 31, 2014. Energen Resources also recognized non-cash impairment writedowns on these properties in the third and fourth quarters of 2013 of $24.6 million pre-tax and $5.2 million pre-tax, respectively. Significant assumptions in valuing the proved reserves included the reserve quantities, anticipated operating costs, anticipated production taxes, future expected natural gas prices and basis differentials, anticipated production declines, and a discount rate of 10 percent commensurate with the risk of the underlying cash flow estimates. The impairment writedowns are classified as Level 3 fair value. At December 31, 2013, proved reserves associated with Energen’s North Louisiana/East Texas properties totaled 23 Bcf of natural gas and 91 MBbl of oil.

In October 2013, Energen Resources completed the sale of its Black Warrior Basin coalbed methane properties in Alabama for $160 million (subject to closing adjustments). The Company recorded a pre-tax gain on the sale of approximately $35 million in the fourth quarter of 2013 which was reflected in gain on disposal of discontinued operations in the year ended December 31, 2013. The sale had an effective date of July 1, 2013, and the proceeds from the sale were used to repay short-term obligations. The property was classified as held-for-sale and reflected in discontinued operations during the third quarter of 2013. At December 31, 2012, proved reserves associated with Energen’s Black Warrior Basin properties totaled 97 Bcf of natural gas.

The following table details held-for-sale properties by major classes of assets and liabilities:

(in thousands)	March 31, 2014
	Black Warrior Basin	North Louisiana/East Texas	Total
Accounts receivable	$—	$1,670	$1,670
Inventories	—	68	68
Other property, net	—	133	133
Total assets held-for-sale	—	1,871	1,871
Accounts payable	(2,172)	(10)	(2,182)
Royalty payable	—	(1,221)	(1,221)
Other current liabilities	—	(7)	(7)
Total liabilities held-for-sale	(2,172)	(1,238)	(3,410)
Total net held-for-sale properties	$(2,172)	$633	$(1,539)

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

	Three months ended
	March 31,
(in thousands, except per share data)	2014	2013
Oil and gas revenues	$4,821	$18,663
Pretax income (loss) from discontinued operations	$(2,078)	$3,168
Income tax expense (benefit)	(952)	1,170
Income (Loss) From Discontinued Operations	$(1,126)	$1,998
Loss on disposal of discontinued operations	$(1,667)	$—
Income tax benefit	(617)	—
Loss on Disposal of Discontinued Operations	$(1,050)	$—
Total Income (Loss) From Discontinued Operations	$(2,176)	$1,998
Diluted Earnings Per Average Common Share
Income (Loss) from Discontinued Operations	$(0.02)	$0.03
Loss on Disposal of Discontinued Operations	(0.01)	—
Total Income (Loss) From Discontinued Operations	$(0.03)	$0.03
Basic Earnings Per Average Common Share
Income (Loss) from Discontinued Operations	$(0.02)	$0.03
Loss on Disposal of Discontinued Operations	(0.01)	—
Total Income (Loss) From Discontinued Operations	$(0.03)	$0.03

16. RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update defines a discontinued operation as a disposal of a component or a group of components that is disposed of or is classified as held-for-sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendment is effective for all annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. The Company is currently evaluating the impact of this ASU.

17. SUBSEQUENT EVENTS

In April 2014, Energen signed a stock purchase agreement to sell Alagasco to The Laclede Group, Inc. (Laclede) for $1.6 billion, subject to closing adjustments, which includes an estimated $1.28 billion in cash and the assumption of $320 million in debt. This sale is expected to close during 2014. Energen plans to use cash proceeds from the sale to reduce long-term and short-term indebtedness.

Due to the sale of Alagasco discussed above, the Company has separated its qualified defined benefit plans and the postretirement health care and life insurance benefit plans into separate plans established for Energen and Alagasco. These separate plans will be remeasured effective April 30, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Energen’s net income totaled $53.3 million ($0.73 per diluted share) for the three months ended March 31, 2014 compared with net income of $56.7 million ($0.78 per diluted share) for the same period in the prior year. In the first quarter of 2014, Energen’s income from continuing operations totaled $55.5 million ($0.76 per diluted share) and compared with income from continuing operations of $54.7 million ($0.75 per diluted share) in the same period a year ago. Loss from discontinued operations for the current-quarter period was $2.2 million as compared with income of $2.0 million from the prior-year first quarter. Energen Resources Corporation, Energen’s oil and gas subsidiary, had net income for the three months ended March 31, 2014, of $10.0 million as compared with net income of $8.8 million in the same quarter in the previous year. Energen Resources generated net income from continuing operations of $12.2 million in the current quarter as compared with income of $6.8 million in the same quarter last year. This increase in net income from continuing operations was primarily the result of higher oil, natural gas liquids and natural gas production volumes (approximately $30 million after-tax), increased oil and natural gas commodity prices (approximately $5 million after-tax) and a year-over-year after-tax $4.4 million non-cash mark-to-market increase in derivatives (resulting from an after-tax $21.5 million non-cash mark-to-market loss on derivatives for the first quarter of 2014 and an after-tax $26 million non-cash mark-to-market loss on derivatives for the first quarter of 2013). Negatively affecting net income was the impact of higher depreciation, depletion and amortization (DD&A) expense (approximately $19 million after-tax), higher exploration expense (approximately $7 million after-tax), increased production taxes (approximately $4 million after-tax), and higher administrative expense (approximately $3 million after-tax). Energen’s natural gas utility, Alagasco, reported net income of $43.0 million in the first quarter of 2014 compared to net income of $47.2 million in the same period last year.

Oil and Gas Operations
Revenues from continuing oil and gas operations rose 25.8 percent to $297.3 million for the three months ended March 31, 2014 largely as a result of higher production volumes, increased realized oil and natural gas commodity prices and the non-cash mark-to-market increase in derivatives partially offset by decreased realized natural gas liquids commodity prices. During the current quarter, revenue per unit of production for oil rose 1.4 percent to $86.86 per barrel, while natural gas liquids revenue per unit of production fell 2.6 percent to an average price of $0.75 per gallon. Natural gas revenue per unit of production increased 8.2 percent to $4.51 per thousand cubic feet (Mcf). Revenues per unit of production include realized prices and the effects of designated cash flow hedges and exclude the impact of the non-cash mark-to-market hedges.

Production from continuing operations for the current quarter increased largely due to higher volumes related to increased field development in certain Permian Basin liquids-rich properties partially offset by normal production declines. Oil volumes in the first quarter increased 18.9 percent to 2,751 thousand barrels (MBbl), natural gas liquids production rose 37.3 percent to 37.9 million gallons (MMgal) and natural gas production in the first quarter rose 2.2 percent to 14.1 billion cubic feet (Bcf). Oil and natural gas liquids comprised approximately 61 percent of Energen Resources’ production from continuing operations for the current quarter.

Operations and maintenance (O&M) expense increased $15.1 million for the quarter. Lease operating expense (excluding production taxes) generally reflects year-over-year increases in the number of active wells resulting from Energen Resources’ ongoing development, exploratory and acquisition activities. Lease operating expense (excluding production taxes) decreased $0.1 million for the quarter largely due to lower ad valorem taxes (approximately $1.9 million) and decreased equipment rental expense (approximately $1.6 million) partially offset by higher workover and repair expense (approximately $1.4 million), additional other O&M expense (approximately $1.1 million) and increased labor costs (approximately $0.6 million). On a per unit basis, the average lease operating expense (excluding production taxes) for the current quarter was $12.49 per barrel of oil equivalent (BOE) as compared to $14.25 per BOE in the same period a year ago. Administrative expense increased $4.0 million for the three months ended March 31, 2014 largely due to increased costs from the Company’s benefit and performance-based compensation plans (approximately $4.1 million) and higher labor costs (approximately $1.7 million) partially offset by decreased legal expenses (approximately $1.2 million). Exploration expense increased $11.3 million in the first quarter of 2014 primarily due to higher delay rental payments and seismic costs.

Energen Resources’ DD&A expense for the quarter rose $29.3 million. The average depletion rate for the current quarter was $20.52 per BOE as compared to $17.84 per BOE in the same period a year ago. The increase in the current quarter per unit DD&A rate, which contributed approximately $16.1 million to the increase in DD&A expense, was largely due to higher rates resulting from an increase in development costs and greater oil volumes as a percent of total production. Higher production volumes contributed approximately $13.1 million to the increase in DD&A expense for the quarter.

Energen Resources’ expense for taxes other than income taxes was $6.0 million higher in the three months ended March 31, 2014 largely due to production-related taxes. In the quarter, higher oil, natural gas liquids and natural gas commodity market prices contributed approximately $4.1 million to the increase in production-related taxes and increased production volumes contributed approximately $1.9 million to the increase. Commodity market prices exclude the effects of derivative instruments for purposes of determining severance taxes.

Natural Gas Distribution
Natural gas distribution revenues increased $26.2 million for the quarter largely due to higher customer usage combined with an increase in the pass-through of gas costs partially offset by adjustments from the utility’s rate setting mechanisms. During the first quarter of 2014, Alagasco had a net $16.2 million pre-tax reduction in revenues to bring the return on average common equity to midpoint within the allowed range of return. During the first quarter of 2013, Alagasco had a net $2.4 million pre-tax reduction in revenues to bring the return on average common equity to midpoint within the allowed range of return. Weather, for the current quarter, that was 26.2 percent colder compared with the same period in the prior year contributed to a 25.7 percent increase in residential sales volumes and a 26.3 percent rise in commercial and industrial customer sales volumes. Transportation volumes decreased slightly in period comparisons. Increased gas purchase volumes and higher gas costs resulted in a 34.2 percent increase in cost of gas for the quarter. Utility gas costs include commodity cost, risk management gains and losses and the provisions of the Gas Supply Adjustment (GSA) rider. The GSA rider in Alagasco’s rate schedule provides for a pass-through of gas cost fluctuations to customers without markup. Alagasco’s tariff provides a temperature adjustment mechanism, also included in the GSA, that is designed to moderate the impact of departures from normal temperatures on Alagasco’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers.

O&M expense declined 4.7 percent in the current quarter primarily due to lower labor-related costs (approximately $1.9 million).

A 5.6 percent increase in depreciation expense in the current quarter was primarily due to the extension and replacement of the utility’s distribution system and replacement of its support systems. Taxes other than income taxes primarily reflected various state and local business taxes as well as payroll-related taxes. State and local business taxes generally are based on gross receipts and fluctuate accordingly.

Non-Operating Items
Interest expense for the Company rose $0.9 million in the first quarter of 2014 largely due to the December 2013, issuance of $600 million in Senior Term Loans with a floating interest rate due March 31, 2014 through December 17, 2017. The $600 million issuance includes $400 million with a floating rate of the London Interbank Offered Rate plus 1.625 percent, currently 1.778 percent at March 31, 2014 and $200 million swapped to a fixed rate at 2.6675 percent. These increases in interest expense for 2014 were partially offset by the October 2013 repayment of $50 million of 5 percent Notes, the December 2013 repayment of the Senior Term Loans of $300 million issued in November 2011 and lower short-term borrowings. Income tax expense for the Company increased $0.4 million in the current quarter largely due to higher pre-tax income.

FINANCIAL POSITION AND LIQUIDITY

Cash flows from operations for the year-to-date were $297.0 million as compared to $261.5 million in the prior period. The Company’s working capital needs were influenced by accrued taxes, commodity prices and the timing of payments and recoveries, including gas supply pass-through adjustments and refundable negative salvage costs. Working capital needs at Alagasco were additionally affected by higher gas costs and changes to storage gas inventory compared to the prior period.

The Company had a net outflow of cash from investing activities of $281.0 million for the three months ended March 31, 2014 primarily due to additions of property, plant and equipment of $289 million. Energen Resources incurred on a cash basis $273 million in capital expenditures primarily related to the acquisition and development of oil and gas properties. Energen Resources had cash proceeds in the first quarter of $7.3 million primarily from the sale of the North Louisiana/East Texas properties. Utility capital expenditures on a cash basis totaled $15.5 million year-to-date and primarily represented expansion and replacement of its distribution system and replacement of its support facilities and information systems.

The Company provided net cash of $13.8 million from financing activities in the year-to-date primarily due to an increase in short-term borrowings partially offset by the payment of dividends to common shareholders and the reduction of long-term debt for current maturities.

Oil and Gas Operations
The Company plans to continue investing significant capital in Energen Resources’ oil and gas production operations. For 2014, the Company expects its oil and gas capital spending to total approximately $1.3 billion, primarily all of which is for existing properties. On an annual basis, the development and exploration expenditures cannot be reasonably segregated as drilling and development throughout the course of the year may change the classification of locations currently identified as exploratory.

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

Discontinued Operations
In March 2014, Energen Resources completed the sale on its North Louisiana/East Texas natural gas and oil properties for $30.3 million (subject to closing adjustments). The sale had an effective date of December 1, 2013, and the proceeds from the sale were used to repay short-term obligations. During the third quarter of 2013, Energen Resources classified these natural gas and oil properties as held-for-sale and reflected the associated operating results in discontinued operations. Energen Resources recognized a non-cash impairment writedown on these properties in the first quarter of 2014 of $1.7 million pre-tax to adjust the carrying amount of these properties to their fair value based on an estimate of the selling price of the properties. This non-cash impairment writedown is reflected in loss on disposal of discontinued operations in the three months ended March 31, 2014. Energen Resources also recognized non-cash impairment writedowns on these properties in the third and fourth quarters of 2013 of $24.6 million pre-tax and $5.2 million pre-tax, respectively. At December 31, 2013, proved reserves associated with Energen’s North Louisiana/East Texas properties totaled 23 Bcf of natural gas and 91 MBbl of oil.

In October 2013, Energen Resources completed the sale of its Black Warrior Basin coalbed methane properties in Alabama for $160 million (subject to closing adjustments). The Company recorded a pre-tax gain on the sale of approximately $35 million in the fourth quarter of 2013 which was reflected in gain on disposal of discontinued operations in the year ended December 31, 2013. The sale had an effective date of July 1, 2013, and the proceeds from the sale were used to repay short-term obligations. The property was classified as held-for-sale and reflected in discontinued operations during the third quarter of 2013. At December 31, 2012, proved reserves associated with Energen’s Black Warrior Basin properties totaled 97 Bcf of natural gas.

Natural Gas Distribution
In April 2014, Energen signed a stock purchase agreement to sell Alagasco to The Laclede Group, Inc. (Laclede) for $1.6 billion, subject to closing adjustments, which includes an estimated $1.28 billion in cash and the assumption of $320 million in debt. This sale is expected to close during 2014. Energen plans to use cash proceeds from the sale to reduce long-term and short-term indebtedness.

Alagasco is subject to regulation by the Alabama Public Service Commission (APSC) which established the Rate Stabilization and Equalization (RSE) rate-setting process in 1983. Alagasco’s current RSE order has a term extending through September 30, 2018 and will continue beyond September 30, 2018, unless the APSC enters an order to the contrary in a manner consistent with law. In the event of unforeseen circumstances, whether physical or economic, of the nature of force majeure and including a change in control the APSC and Alagasco will consult in good faith with respect to modifications, if any. Effective January 1, 2014, Alagasco’s allowed range of return on average common equity is 10.5 percent to 10.95 percent with an adjusting point of 10.8 percent. The previous allowed range of return on average common equity was 13.15 percent to 13.65 percent through December 31, 2013. Alagasco is eligible to receive a performance-based adjustment of 5 basis points to the return on equity adjusting point, based on meeting certain customer satisfaction criteria. The equity upon which a return will be permitted cannot exceed 56.5 percent of total capitalization, subject to certain adjustments.

On June 28, 2010, the APSC approved a reduction in depreciation rates, effective June 1, 2010, for Alagasco with the revised prospective composite depreciation rate approximating 3.1 percent. Related to the lower depreciation rates, Alagasco refunded to eligible customers approximately $25.6 million of refundable negative salvage costs through a one-time bill credit in July 2010. Refunds of negative salvage costs to customers through lower tariff rates were $14.2 million, $16.3 million, $14.2 million, $22.2 million and $2.7 million for the periods January through March 2014, the years ended December 31, 2013, 2012, 2011 and in December 2010, respectively. Alagasco anticipates refunding approximately $12.4 million of refundable negative salvage costs through lower tariff rates over the next twelve months. An additional estimated $28.8 million of refundable negative salvage costs will be refunded to eligible customers on a declining basis through 2019 through lower tariff rates. The total amount refundable to customers is subject to adjustments over the remaining five year period for charges made to the Enhanced Stability Reserve and other APSC approved charges. The refunds as of March 31, 2014 and the remaining amount refundable over the entire nine year period are due to a re-estimation of future removal costs provided for through the prior depreciation rates. The re-estimation was primarily the result of Alagasco’s actual removal cost experience, combined with technology improvements and Alagasco’s system efficiency improvements, during the five years prior to the approval of the reduction in depreciation rates.

Alagasco maintains an investment in storage gas that is expected to average approximately $40 million in 2014 but will vary depending upon the price of natural gas. During 2014, Alagasco plans to invest approximately $74 million in capital expenditures for the normal needs of its distribution, support systems and technology-related projects and the construction of a service center to replace the Metro Operations Center sold during 2013. The utility anticipates funding these capital requirements through internally generated capital and the utilization of its credit facilities. Alagasco also may issue long-term debt periodically to replace short-term obligations, enhance liquidity and provide for permanent financing.

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

Derivative Commodity Instruments
Energen Resources periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on oil, natural gas liquids and natural gas production. Such instruments may include over-the-counter (OTC) swaps and basis swaps typically executed with investment and commercial banks and energy-trading firms. At March 31, 2014, the counterparty agreements under which the Company had active positions did not include collateral posting requirements. Energen Resources was in a net gain position with two of its active counterparties and in a net loss position with the remaining twelve at March 31, 2014. The Company is at risk for economic loss based upon the creditworthiness of its counterparties. Derivative transactions are pursuant to standing authorizations by the Board of Directors, which do not authorize speculative positions.

Energen Resources entered into the following transactions for the remainder of 2014 and subsequent years:

Production Period	Total Hedged Volumes		Average Contract Price	Description
Oil
2014	7,392	MBbl	$92.65 Bbl	NYMEX Swaps
2015	7,260	MBbl	$89.07 Bbl	NYMEX Swaps
2015	1,020	MBbl*	$90.99 Bbl	NYMEX Swaps
Oil Basis Differential
2014	600	MBbl*	$(3.30) Bbl	WTS/WTI Basis Swaps**
2014	1,200	MBbl*	$(3.08) Bbl	WTI/WTI Basis Swaps***
Natural Gas Liquids
2014	46	MBbl*	$0.93 Gal	Liquids Swaps
Natural Gas
2014	7.9	Bcf	$4.55 Mcf	NYMEX Swaps
2014	23.5	Bcf	$4.60 Mcf	Basin Specific Swaps - San Juan
2014	7.4	Bcf	$3.81 Mcf	Basin Specific Swaps - Permian
2015	12.0	Bcf	$4.05 Mcf	Basin Specific Swaps - San Juan
2015	11.0	Bcf*	$4.23 Mcf	Basin Specific Swaps - San Juan
2015	6.0	Bcf*	$4.20 Mcf	Basin Specific Swaps - Permian
Natural Gas Basis Differential
2014	4.6	Bcf	$(0.09) Mcf	San Juan Basis Swaps
2014	1.5	Bcf	$(0.17) Mcf	Permian Basis Swaps
*Contract entered into subsequent to March 31, 2014
**WTS - West Texas Sour/Midland, WTI - West Texas Intermediate/Cushing
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

The following sets forth derivative assets and liabilities that were measured at fair value on a recurring basis:

	March 31, 2014
(in thousands)	Level 2*	Level 3*	Total
Current assets	$(6,646)	$10,003	$3,357
Noncurrent assets	1,192	1,446	2,638
Current liabilities	(42,531)	(10,071)	(52,602)
Noncurrent liabilities	(802)	—	(802)
Net derivative asset (liability)	$(48,787)	$1,378	$(47,409)

	December 31, 2013
(in thousands)	Level 2*	Level 3*	Total
Current assets	$(1,658)	$19,121	$17,463
Noncurrent assets	4,383	1,056	5,439
Current liabilities	(28,414)	(1,888)	(30,302)
Net derivative asset (liability)	$(25,689)	$18,289	$(7,400)
*Amounts classified in accordance with accounting guidance which permits offsetting fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.

Level 3 assets and liabilities as of March 31, 2014, represent an immaterial amount of total assets and liabilities. Changes in fair value primarily result from price changes in the underlying commodity. The Company has prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its derivative instruments. The Company estimates that a 10 percent increase or decrease in commodity prices would result in an approximate $18 million change in the fair value of open Level 3 derivative contracts. The resulting impact upon the results of operations would be an approximate $18 million associated with open Level 3 mark-to-market derivative contracts. Liquidity requirements to meet the obligation would not be significantly impacted as gains and losses on the derivative contracts would be similarly offset by sales at the spot market price.

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

At March 31, 2014, the Company reported negative working capital of $771.5 million arising from current liabilities of $1,210.5 million exceeding current assets of $439.0 million. The negative working capital is primarily due to a $36 million increase in borrowings during the three months ended March 31, 2014 and a $628 million increase in borrowings during 2012 partially offset by a $104 million decrease in borrowings during 2013 under the syndicated credit facilities and in support of Energen’s capital projects. Generally accepted accounting principles require short-term classification for obligations such as these that are subject to the execution of individual notes with maturity dates less than one year. The syndicated credit facilities were entered into on October 30, 2012 and have a five-year term.

Working capital of Energen is also influenced by the fair value of the Company’s derivative financial instruments associated with future production. Energen’s accounts receivable and accounts payable at March 31, 2014 include $3.4 million and $52.6 million, respectively, associated with its derivative financial instruments. Working capital of Alagasco is additionally impacted by the recovery and pass-through of regulatory items and the seasonality of Alagasco’s business and reflects an expected pass-through to rate payers of $12.4 million in refundable negative salvage costs representing a reduction in future revenues through lower tariff rates. Energen and Alagasco rely upon cash flows from operations supplemented by their syndicated credit facilities to fund working capital needs. Negative working capital is expected to be positively impacted from the sale of Alagasco as previously discussed.

Credit Ratings
On April 8, 2014, following the announced sale of Alagasco, Moody’s Investors Service lowered Energen’s senior unsecured credit rating from Baa3 to Ba1 with a negative outlook. Alagasco’s senior unsecured credit rating, which is investment grade with a negative outlook, has been placed under review. On December 16, 2013, Standard & Poor’s (S&P) lowered its credit ratings for Energen and Alagasco from investment grade with a stable outlook to investment grade with a negative outlook. On April 9, 2014, S&P placed

Energen and Alagasco on CreditWatch with negative implications for Energen and positive implications for Alagasco. S&P expects to resolve the CreditWatch around the time of the close of the sale of Alagasco.

Dividends
Energen’s dividend policy is under review in connection with the pending sale of Alagasco. Dividends for the first quarter of 2014 were $0.15 per share on the Company’s common stock and a $0.15 per share dividend has been declared for the second quarter of 2014. Subsequent to the sale of Alagasco, the Company expects to substantially reduce the amount of its dividend payments with a focus on further development and exploration of its oil and natural gas properties. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and is based upon business conditions, results of operations, financial conditions and other factors.

Contractual Cash Obligations
In the course of ordinary business activities, Energen enters into a variety of contractual cash obligations and other commitments. There have been no material changes to the contractual cash obligations of the Company since December 31, 2013.

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

As a result of the audit, Energen Resources has been ordered by the ONRR to pay additional royalties on the specified U.S. federal leases in the amount of $142,000 and restructure its accounting for all federal leases in two counties in New Mexico from March 1, 2004 forward. The Company preliminarily estimates that application of the Order to all of the Company’s New Mexico federal leases would result in ONRR claims for up to approximately $23 million of additional royalties plus interest and penalties for the period from March 1, 2004 forward. The preliminary findings and subsequent Order (issued April 25, 2011) are contrary to deductions allowed under previous audits, retroactive in application and inconsistent with the Company’s understanding of industry practice. The Company is vigorously contesting the Order and has requested additional information from the ONRR and the Department to assist the Company in evaluating the ONRR Order and the Department’s findings. Management is unable, at this time, to determine a range of reasonably possible losses as a result of this Order, and no amount has been accrued as of March 31, 2014.

Recent Accounting Standards Updates
See Note 16, Recently Issued Accounting Standards, in the Notes to Unaudited Condensed Financial Statements for information regarding recently issued accounting standards.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

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

All statements based on future expectations rather than on historical facts are forward-looking statements that are dependent on certain events, risks and uncertainties (many of which are beyond our control) that could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, economic and competitive conditions, production levels, reserve levels, energy markets, supply and demand for and the price of energy commodities including oil, natural gas liquids and natural gas, fluctuations in the weather, drilling risks, costs associated with compliance with environmental and regulatory obligations, inflation rates, legislative and regulatory changes, financial market conditions, the Company’s ability to access the capital markets, acts of nature, sabotage, terrorism (including cyber-attacks) and other similar acts that disrupt operations or cause damage greater than covered by insurance, future business decisions, the proposed sale of Alagasco to The Laclede Group, Inc., utility customer growth and retention and usage per customer, litigation results and other factors and uncertainties discussed elsewhere in this report and in the Company’s other public filings and press releases, all of which are difficult to predict. While it is not possible to predict or identify all the factors that could cause the Company’s actual results to differ materially from expected or historical results, the Company has identified certain risk factors which may affect the Company’s future business and financial performance.

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

Commodity prices for crude oil and natural gas are volatile, and a substantial reduction in commodity prices could adversely affect the Company’s results and the carrying value of its oil and natural gas properties: The Company and Alagasco are significantly influenced by commodity prices. Historical markets for oil, natural gas liquids and natural gas have been volatile. Energen Resources’ revenues, operating results, profitability and cash flows depend primarily upon the prices realized for its oil, natural gas liquids and natural gas production. Additionally, downward commodity price trends may impact expected cash flows from future production and potentially reduce the carrying value of Company-owned oil and natural gas properties. Alagasco’s competitive position and customer demand is significantly influenced by prices for natural gas which are passed-through to customers.

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

Energen Resources’ hedging activities may prevent Energen Resources from benefiting fully from price increases and expose Energen Resources to other risks, including counterparty credit risk: Although Energen Resources makes use of futures, swaps, options, collars and fixed-price contracts to mitigate price risk, fluctuations in future oil, natural gas liquids and natural gas prices could materially affect the Company’s financial position, results of operations and cash flows; furthermore, such risk mitigation activities may cause the Company’s financial position and results of operations to be materially different from results that would have been obtained had such risk mitigation activities not occurred. The effectiveness of such risk mitigation assumes that counterparties maintain satisfactory credit quality. The effectiveness of such risk mitigation also assumes that actual sales volumes will generally meet or exceed the volumes subject to the futures, swaps, options, collars and fixed-price contracts. A substantial failure to meet sales volume targets, whether caused by miscalculations, weather events, natural disaster, accident, mechanical failure, criminal act or otherwise, could leave Energen Resources financially exposed to its counterparties and result in material adverse financial consequences to Energen Resources and the Company. The adverse effect could be increased if the adverse event was widespread enough to move market prices against Energen Resources’ position. In addition, various existing and pending financial reform rules and regulations could have an adverse effect on the ability of Energen Resources to use derivative instruments which could have a material adverse effect on our financial position, results of operations and cash flows.

The Company is exposed to counterparty credit risk as a result of its concentrated customer base: Revenues and related accounts receivable from oil and natural gas operations primarily are generated from the sale of produced oil, natural gas liquids and natural gas to a small number of energy marketing companies. Such sales are typically made on an unsecured credit basis with payment due the month following delivery. This concentration of sales to a limited number of customers in the energy marketing industry has the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, based on changes in economic, industry or other conditions specific to a single customer or to the energy marketing industry generally. Energen Resources considers the credit quality of its customers and, in certain instances, may require credit assurances such as a deposit, letter of credit or parent guarantee.

The Company’s operations depend upon the use of third-party facilities and an interruption of its ability to utilize these facilities may adversely affect its financial condition and results of operations: Energen Resources delivers to and Alagasco is served by third-party facilities. These facilities include third-party oil and natural gas gathering, transportation, processing and storage facilities. Energen Resources relies upon such facilities for access to markets for its production. Alagasco relies upon such facilities for access to natural gas supplies. Such facilities are typically limited in number and geographically concentrated. An extended interruption of access to or service from these facilities, whether caused by weather events, natural disaster, accident, mechanical failure, criminal act or otherwise could result in material adverse financial consequences to Energen Resources, Alagasco and the Company.

The Company’s oil and natural gas reserves are estimates, and actual future production may vary significantly and may also be negatively impacted by its inability to invest in production on planned timelines: There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserve and production estimates. In the event Energen Resources is unable to fully invest its planned development, acquisition and exploratory expenditures, future operating revenues, production, and proved reserves could be negatively affected. The drilling of development and exploratory wells can involve significant risks, including those related to timing, success rates and cost overruns, and these risks can be affected by lease and rig availability, complex geology and other factors. Anticipated drilling plans and capital expenditures may also change due to weather, manpower and equipment availability, changing emphasis by management and a variety of other factors which could result in actual drilling and capital expenditures being substantially different than currently planned.

The Company’s operations involve operational risk including risk of personal injury, property damage and environmental damage and its insurance policies do not cover all such risks: Inherent in the oil and natural gas production activities of Energen Resources and the natural gas distribution activities of Alagasco are a variety of hazards and operation risks, such as:

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

Successful completion of the Company’s pending sale of Alagasco is subject to various risks and conditions: In April 2014, the Company signed a stock purchase agreement to sell Alagasco to The Laclede Group, Inc. for $1.6 billion, subject to closing adjustments, which includes an estimated $1.28 billion in cash and the assumption of $320 million in debt. This sale is expected to close during 2014. The Company plans to use cash proceeds from the sale to reduce long-term and short-term indebtedness. The sale of Alagasco involves various inherent risks, such as the Company’s ability to obtain regulatory approvals from the Alabama Public Service Commission and under the Hart-Scott-Rodino Antitrust Improvement Act; the timing of and conditions imposed upon the Company by regulators in connection with such approvals; and satisfaction by the parties of contractual conditions to closing.

SELECTED BUSINESS SEGMENT DATA
ENERGEN CORPORATION
(Unaudited)
	Three months ended
	March 31,
(in thousands, except sales price data)	2014	2013
Oil and Gas Operations
Operating revenues from continuing operations
Oil	$217,493	$161,551
Natural gas liquids	28,686	21,116
Natural gas	51,252	53,216
Other	(153)	448
Total	$297,278	$236,331
Non-cash mark-to-market gains (losses) (included in operating revenues from continuing operations above)
Oil	$(21,464)	$(36,652)
Natural gas liquids	287	(21)
Natural gas	(12,504)	(4,375)
Total	$(33,681)	$(41,048)
Production volumes from continuing operations
Oil (MBbl)	2,751	2,314
Natural gas liquids (MMgal)	37.9	27.6
Natural gas (MMcf)	14,124	13,818
Production volumes from continuing operations (MBOE)	6,008	5,273
Total production volumes (MBOE)	6,162	5,921
Revenue per unit of production excluding effects of non-cash mark-to-market derivative instruments
Oil (per barrel)	$86.86	$85.65
Natural gas liquids (per gallon)	$0.75	$0.77
Natural gas (per Mcf)	$4.51	$4.17
Revenue per unit of production excluding effects of all derivative instruments
Oil (per barrel)	$92.24	$82.44
Natural gas liquids (per gallon)	$0.74	$0.68
Natural gas (per Mcf)	$4.88	$3.29
Other data from continuing operations
Lease operating expense
Lease operating expense and other	$75,012	$75,155
Production taxes	19,756	13,763
Total	$94,768	$88,918
Depreciation, depletion and amortization	$124,372	$95,099
Capital expenditures	$271,696	$285,053
Exploration expense	$12,814	$1,498
Operating income	$33,548	$23,181

Natural Gas Distribution
Operating revenues
Residential	$191,611	$162,739
Commercial and industrial	68,992	57,599
Transportation	18,034	18,240
Other	(14,737)	(893)
Total	$263,900	$237,685
Gas delivery volumes (MMcf)
Residential	13,053	10,382
Commercial and industrial	5,315	4,207
Transportation	12,782	12,790
Total	31,150	27,379
Other data
Depreciation and amortization	$11,325	$10,729
Capital expenditures	$13,594	$19,697
Operating income	$72,351	$79,293

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Energen Resources’ major market risk exposure is in the pricing applicable to its oil and natural gas production. Historically, prices received for oil and natural gas production have been volatile because of seasonal weather patterns, world and national supply-and-demand factors and general economic conditions. Crude oil prices also are affected by quality differentials, by worldwide political developments and by actions of the Organization of the Petroleum Exporting Countries. Basis differentials, like the underlying commodity prices, can be volatile because of regional supply-and-demand factors, including seasonal factors and the availability and price of transportation to consuming areas.

Energen Resources periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on oil, natural gas liquids and natural gas production. Such instruments may include over-the-counter swaps and basis swaps typically executed with investment and commercial banks and energy-trading firms. The counterparties to the commodity instruments are investment banks and energy-trading firms and are believed to be creditworthy by the Company. The Company is at risk for economic loss based upon the creditworthiness of its counterparties. All hedge transactions are subject to the Company’s risk management policy, approved by the Board of Directors, which does not permit speculative positions. The Company formally documents all relationships between hedging instruments and hedged items at the inception of the hedge, as well as its risk management objective and strategy for undertaking the hedge. As of March 31, 2014, the maximum term over which Energen Resources has hedged exposures to the variability of cash flows is through December 31, 2015.

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

The Company’s interest rate exposure as of March 31, 2014 primarily relates to its syndicated credit facilities with variable interest rates. The weighted average interest rate for amounts outstanding at March 31, 2014 was 1.40 percent. The Company’s interest rate exposure on long-term debt as of March 31, 2014 was minimal since approximately 86 percent of long-term debt obligations were at fixed rates.

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

(b)
During the most recent fiscal quarter covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b)
During the most recent fiscal quarter covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as discussed below, there have been no material changes to the risk factors of the Company since December 31, 2013.

Successful completion of the Company’s pending sale of Alagasco is subject to various risks and conditions: In April 2014, the Company signed a stock purchase agreement to sell Alagasco to The Laclede Group, Inc. for $1.6 billion, subject to closing adjustments, which includes an estimated $1.28 billion in cash and the assumption of $320 million in debt. This sale is expected to close during 2014. The Company plans to use cash proceeds from the sale to reduce long-term and short-term indebtedness. The sale of Alagasco involves various inherent risks, such as the Company’s ability to obtain regulatory approvals from the Alabama Public Service Commission and under the Hart-Scott-Rodino Antitrust Improvement Act; the timing of and conditions imposed upon the Company by regulators in connection with such approvals; and satisfaction by the parties of contractual conditions to closing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans**
January 1, 2014 through January 31, 2014	—		$—	—	8,992,700
February 1, 2014 through February 28, 2014	1,742	*	69.62	—	8,992,700
March 1, 2014 through March 31, 2014	2,230	*	81.03	—	8,992,700
Total	3,972		$76.03	—	8,992,700
*Acquired in connection with tax withholdings and payment of exercise price on stock compensation plans.
**By resolution adopted May 24, 1994, and supplemented by resolutions adopted April 26, 2000 and June 24, 2006, the Board of Directors authorized the Company to repurchase up to 12,564,400 shares of the Company’s common stock. The resolutions do not have an expiration date.

ITEM 6. EXHIBITS

10	-
Stock Purchase Agreement, dated as of April 5, 2014, by and among The Laclede Group, Inc., Energen Corporation and Alabama Gas Corporation, which was filed as Exhibit 2.1 to Energen’s and Alabama Gas Corporation’s Current Report on Form 8-K filed April 7, 2014

31(a)	-	Section 302 Energen Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31(b)	-	Section 302 Energen Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31(c)	-	Section 302 Alabama Gas Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31(d)	-	Section 302 Alabama Gas Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32(a)	-	Section 906 Energen Corporation Certification pursuant to 18 U.S.C. Section 1350
32(b)	-	Section 906 Alabama Gas Corporation Certification pursuant to 18 U.S.C. Section 1350
101	-	The financial statements and notes thereto from Energen Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 are formated in XBRL

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

ENERGEN CORPORATION ALABAMA GAS CORPORATION

May 9, 2014	By	/s/ J. T. McManus, II
J. T. McManus, II Chairman, Chief Executive Officer and President of Energen Corporation; Chairman and Chief Executive Officer of Alabama Gas Corporation

May 9, 2014	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr. Vice President, Chief Financial Officer and Treasurer of Energen Corporation and Alabama Gas Corporation

May 9, 2014	By	/s/ Russell E. Lynch, Jr.
Russell E. Lynch, Jr. Vice President and Controller of Energen Corporation

May 9, 2014	By	/s/ Leonarda M. DiChiara
Leonarda M. DiChiara Vice President and Controller of Alabama Gas Corporation