Form 10-Q
period 2014-09-30
ENERGEN CORP
filed 2014-11-07
CIK 277595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _______________

Commission file number 1-7810
Energen Corporation
(Exact name of registrant as specified in its charter)

Alabama	63-0757759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

605 Richard Arrington Jr. Boulevard North, Birmingham, Alabama 35203-2707	35203-2707
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code
(205) 326-2700

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding
12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Number of shares outstanding of each of the registrant’s classes of common stock as of October 31, 2014.

Energen Corporation	$0.01 par value	73,203,569

ENERGEN CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$1,321	$2,523
Short-term investments	18,000	—
Accounts receivable, net of allowance for doubtful accounts of $681 and $696 at September 30, 2014 and December 31, 2013, respectively	185,342	136,334
Inventories	14,373	11,130
Assets held for sale with prior period comparable	—	1,242,872
Deferred income taxes	8,085	21,250
Derivative instruments	30,195	17,463
Prepayments and other	31,205	9,989
Total current assets	288,521	1,441,561
Property, Plant and Equipment
Oil and natural gas properties, successful efforts method
Proved properties	7,635,488	6,695,400
Unproved properties	158,500	168,975
Less accumulated depreciation, depletion and amortization	2,336,114	1,776,802
Oil and natural gas properties, net	5,457,874	5,087,573
Other property and equipment, net	43,355	30,515
Total property, plant and equipment, net	5,501,229	5,118,088
Other postretirement assets	4,566	8,894
Noncurrent derivative instruments	5,758	5,439
Other assets	32,896	48,230
TOTAL ASSETS	$5,832,970	$6,622,212

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	September 30, 2014	December 31, 2013
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Long-term debt due within one year	$—	$60,000
Notes payable to banks	—	489,000
Accounts payable	110,955	78,178
Accrued taxes	227,180	8,201
Accrued wages and benefits	39,515	27,036
Accrued capital costs	131,792	93,623
Revenue and royalty payable	65,271	51,519
Liabilities related to assets held for sale with prior period comparable	—	831,570
Derivative instruments	808	30,302
Other	17,917	21,796
Total current liabilities	593,438	1,691,225
Long-term debt	632,458	1,093,541
Asset retirement obligations	115,431	108,533
Pension liabilities	41,264	47,484
Deferred income taxes	1,074,690	807,614
Noncurrent derivative instruments	640	398
Other long-term liabilities	13,801	15,398
Total liabilities	2,471,722	3,764,193
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, cumulative, $0.01 par value, 5,000,000 shares authorized	—	—
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 76,098,344 shares and 75,574,156 shares issued at September 30, 2014 and December 31, 2013, respectively	761	756
Premium on capital stock	561,826	523,711
Retained earnings	2,946,390	2,476,616
Accumulated other comprehensive income (loss), net of tax
Unrealized gain on hedges, net	3,618	13,362
Pension and postretirement plans	(26,313)	(32,245)
Interest rate swap	—	(1,184)
Deferred compensation plan	3,320	3,259
Treasury stock, at cost; 2,986,201 shares and 2,967,999 shares at September 30, 2014 and December 31, 2013, respectively	(128,354)	(126,256)
Total shareholders’ equity	3,361,248	2,858,019
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,832,970	$6,622,212

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Revenues
Oil, natural gas liquids and natural gas sales	$350,773	$360,507	$1,057,447	$927,746
Gain (loss) on derivative instruments, net	147,735	(88,192)	9,498	(51,904)
Loss on sale of assets and other	(747)	(277)	(1,809)	(492)
Total revenues	497,761	272,038	1,065,136	875,350
Operating Costs and Expenses
Oil, natural gas liquids and natural gas production	67,720	65,795	199,861	190,944
Production and ad valorem taxes	25,729	22,230	81,102	69,109
Depreciation, depletion and amortization	139,104	124,911	399,568	332,247
Asset impairment	179,074	—	179,074	—
Exploration	8,255	8,949	23,644	13,902
General and administrative	27,784	30,947	93,499	86,699
Accretion of discount on asset retirement obligations	1,924	1,771	5,650	5,187
Total costs and expenses	449,590	254,603	982,398	698,088
Operating Income	48,171	17,435	82,738	177,262
Other Income (Expense)
Interest expense	(11,522)	(10,149)	(27,374)	(30,232)
Other income	37	1,249	1,047	2,619
Total other expense	(11,485)	(8,900)	(26,327)	(27,613)
Income From Continuing Operations Before Income Taxes	36,686	8,535	56,411	149,649
Income tax expense	16,055	3,128	23,287	53,401
Income From Continuing Operations	20,631	5,407	33,124	96,248
Discontinued Operations, net of tax
Income (loss) from discontinued operations	(3,485)	(9,027)	30,435	39,891
Gain (loss) on disposal of discontinued operations	440,105	(15,678)	439,055	(15,678)
Income (Loss) From Discontinued Operations	436,620	(24,705)	469,490	24,213
Net Income (Loss)	$457,251	$(19,298)	$502,614	$120,461
Diluted Earnings Per Average Common Share
Continuing operations	$0.28	$0.07	$0.45	$1.33
Discontinued operations	5.94	(0.34)	6.41	0.34
Net Income (Loss)	$6.22	$(0.27)	$6.86	$1.67
Basic Earnings Per Average Common Share
Continuing operations	$0.28	$0.07	$0.45	$1.33
Discontinued operations	5.98	(0.34)	6.45	0.34
Net Income (Loss)	$6.26	$(0.27)	$6.90	$1.67
Dividends Per Common Share	$0.150	$0.145	$0.450	$0.435
Diluted Average Common Shares Outstanding	73,507	72,346	73,238	72,272
Basic Average Common Shares Outstanding	73,093	72,346	72,861	72,220

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Net Income (Loss)	$457,251	$(19,298)	$502,614	$120,461
Other comprehensive income (loss):
Cash flow hedges:
Current period change in fair value of derivative commodity instruments, net of tax of $18, $42, $25, and ($6,669), respectively	29	69	40	(10,882)
Reclassification adjustment for derivative commodity instruments, net of tax of ($2,277), ($3,205), ($5,997) and ($11,486), respectively	(3,715)	(5,229)	(9,784)	(18,740)
Current period change in fair value of interest rate swap, net of tax of $0, ($188), ($160) and ($23), respectively	—	(350)	(298)	(42)
Reclassification adjustment for interest rate swap, net of tax of $86, $156, $798 and $449, respectively	161	290	1,482	833
Total cash flow hedges	(3,525)	(5,220)	(8,560)	(28,831)
Pension and postretirement plans:
Amortization of net benefit obligation at transition, net of tax of ($1), $26, $6 and $77, respectively	(1)	48	11	143
Amortization of prior service cost, net of tax of $26, $28, $78 and $82, respectively	48	51	144	153
Amortization of net loss, including settlement charges, net of tax of $500, $729, $4,071 and $2,383, respectively	930	1,354	7,561	4,425
Current period change in fair value of pension and postretirement plans, net of tax of $190, $2,238, ($962) and $2,238, respectively	352	4,157	(1,784)	4,157
Total pension and postretirement plans	1,329	5,610	5,932	8,878
Comprehensive Income (Loss)	$455,055	$(18,908)	$499,986	$100,508

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine months ended September 30, (in thousands)	2014	2013
Operating Activities
Net income	$502,614	$120,461
Income from discontinued operations	(469,490)	(24,213)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	399,568	332,247
Asset impairment	179,074	—
Accretion of discount on asset retirement obligations	5,650	5,187
Deferred income taxes	287,855	58,665
Change in derivative fair value	(53,928)	53,581
(Gain) loss on sale of assets	105	(91)
Stock-based compensation expense	10,837	11,200
Exploration, including dry holes	10,808	8,759
Discontinued operations	112,180	149,462
Other, net	(1,972)	10,013
Net change in:
Accounts receivable	(28,486)	31,051
Inventories	(3,243)	7,836
Accounts payable	27,967	(58,003)
Income taxes	(266,229)	16,061
Pension and other postretirement benefit contributions	(2,397)	(5,484)
Other current assets and liabilities	(1,625)	11,284
Net cash provided by operating activities	709,288	728,016
Investing Activities
Additions to oil and natural gas properties	(906,166)	(894,713)
Acquisitions, net of cash acquired	(26,371)	(21,400)
Proceeds from sale of Alabama Gas Corporation and other assets	1,347,904	2,382
Purchase of short-term investments	(377,000)	—
Sale of short-term investments	359,000	—
Discontinued operations	(51,850)	(54,052)
Other, net	—	(405)
Net cash provided by (used in) investing activities	345,517	(968,188)
Financing Activities
Payment of dividends on common stock	(32,840)	(31,454)
Issuance of common stock	23,053	13,680
Reduction of long-term debt	(600,000)	—
Payment of debt issuance costs	(7,912)	—
Net change in credit facility	(410,100)	286,000
Tax benefit on stock compensation	3,873	2,710
Discontinued operations	(35,113)	(28,055)
Net cash provided by (used in) financing activities	(1,059,039)	242,881
Net increase (decrease) in cash and cash equivalents	(4,234)	2,709
Cash and cash equivalents at beginning of period	5,555	9,704
Cash and cash equivalents at end of period	$1,321	$12,413

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Energen Corporation (Energen or the Company) is an oil and natural gas exploration and production company primarily engaged in the exploration, development and production of oil and gas properties in the Permian Basin in west Texas and in the San Juan Basin in New Mexico and Colorado in the continental United States. Our operations are conducted substantially through our subsidiary Energen Resources Corporation (Energen Resources). The unaudited consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2013, 2012 and 2011, included in the 2013 Annual Report of Energen and Alabama Gas Corporation (Alagasco) on Form 10-K.

Prior to September 2, 2014, Energen owned Alagasco, which was engaged in the purchase, distribution and sale of natural gas principally in central and north Alabama. On September 2, 2014, Energen completed the transaction to sell Alagasco to The Laclede Group, Inc. (Laclede) for $1.6 billion, less the assumption of $267 million in debt. The net pre-tax proceeds to Energen totaled approximately $1.32 billion, subject to closing adjustments. This sale had an effective date of August 31, 2014. Energen used cash proceeds from the sale to reduce long-term and short-term indebtedness. During the second quarter of 2014, Energen classified Alagasco as held for sale with prior period comparable and reflected the associated operating results in discontinued operations. See Note 12, Discontinued Operations, for further information regarding the sale of Alagasco.

Our accompanying unaudited consolidated financial statements include Energen and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required for complete financial statements. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position, results of operations, and cash flows for the periods and as of the dates shown. Such adjustments consist of normal recurring items. In addition, and in connection with the sale of Alagasco, we have chosen to reformat our financial statements to reflect a presentation more closely aligned with our peers in the oil and natural gas industry. As part of the financial statement reformatting, certain reclassifications were made to conform prior periods’ financial statements to the current-quarter presentation. These reclassifications primarily included further detail under operating costs and expenses. We further reclassified all commodity hedges from oil and natural gas operating revenues to gain (loss) on derivative instruments, net, as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Open non-cash mark-to-market gains (losses) on derivative instruments	$147,287	$(63,560)	$53,985	$(48,459)
Closed gains (losses) on derivative instruments	448	(24,632)	(44,487)	(3,445)
Gain (loss) on derivative instruments, net	$147,735	$(88,192)	$9,498	$(51,904)

We classified as discontinued operations interest on debt required to be extinguished, certain depreciation costs that ended at close, the related income tax impact of these items and the earnings of Alagasco. In addition, we reclassified from discontinued operations certain general and administrative costs, other income and the related tax impact from these items. The table below provides a detail of these items included in income (loss) from discontinued operations at September 30, 2014:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Alagasco net income (loss)	$(1,767)	$(8,961)	$40,646	$37,557
Depreciation, depletion and amortization	(103)	(150)	(408)	(443)
General and administrative	1,710	1,158	3,337	4,784
Interest expense	(4,329)	(3,676)	(17,306)	(9,786)
Other income	—	(409)	(347)	(882)
Income tax expense	1,029	1,145	5,567	2,392
Alagasco income (loss) from discontinued operations	(3,460)	(10,893)	31,489	33,622
Energen income (loss) from discontinued operations	(25)	1,866	(1,054)	6,269
Income (loss) from discontinued operations	$(3,485)	$(9,027)	$30,435	$39,891

2. DERIVATIVE COMMODITY INSTRUMENTS

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

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net gain position with thirteen of our active counterparties and in a net loss position with the remaining one at September 30, 2014. The largest counterparty net gain positions at September 30, 2014, J.P. Morgan Ventures Energy Corporation, J Aron & Company and Bank of Montreal, constituted approximately $8.5 million, $4.4 million and $3.7 million, respectively, of Energen’s total gain on fair value of derivatives.
Prior to June 30, 2013, Energen used cash flow hedge accounting where applicable for its derivative transactions. The effective portion of the gain or loss on the derivative instrument was recognized in accumulated other comprehensive income as a component of shareholders’ equity and subsequently reclassified as gain (loss) on derivative instruments, net when the forecasted transaction affected earnings. The ineffective portion of a derivative’s change in fair value was required to be recognized immediately in gain (loss) on derivative instruments, net. All other derivative transactions not designated as cash flow hedge accounting are accounted for as mark-to-market transactions with gains or losses recognized in the period of change in gain (loss) on derivative instruments, net.

Effective March 31, 2013 and June 30, 2013, Energen dedesignated from cash flow hedge accounting 5,078 thousand barrels (MBbl) and 2,353 MBbl, respectively, of various New York Mercantile Exchange (NYMEX) oil contracts associated with the Permian Basin due to lack of correlation. Gains and losses from inception of the hedge to the dedesignation date were frozen in accumulated other comprehensive income until the forecasted transactions actually occurred. Subsequent gains or losses will be accounted for as mark-to-market transactions and recognized immediately through gain (loss) on derivative instruments, net.

Effective June 30, 2013, Energen elected to discontinue the use of cash flow hedge accounting and to dedesignate all remaining derivative commodity instruments that were previously designated as cash flow hedges. As a result of discontinuing hedge accounting, any gains or losses from inception of the hedge to June 30, 2013 were frozen in accumulated other comprehensive income until the forecasted transactions actually occurred. Any subsequent gains or losses will be accounted for as mark-to-market and recognized immediately through gain (loss) on derivative instruments, net. As a result of Energen’s election to discontinue hedge accounting, all derivative transactions entered into subsequent to June 30, 2013 will be accounted for as mark-to-market transactions with gains or losses recognized in the period of change in gain (loss) on derivative instruments, net.

The following tables detail the offsetting of derivative assets and liabilities as well as the fair values of derivatives on the balance sheets:

(in thousands)	September 30, 2014
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments
Assets
Derivative instruments	$37,039	$(6,844)	$30,195	$—	$—	$30,195
Noncurrent derivative instruments	6,581	(823)	5,758	—	—	5,758
Total derivative assets	43,620	(7,667)	35,953	—	—	35,953
Liabilities
Derivative instruments	7,652	(6,844)	808	—	—	808
Noncurrent derivative instruments	1,463	(823)	640	—	—	640
Total derivative liabilities	9,115	(7,667)	1,448	—	—	1,448
Total derivatives	$34,505	$—	$34,505	$—	$—	$34,505

(in thousands)	December 31, 2013
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments
Assets
Derivative instruments	$36,223	$(18,760)	$17,463	$—	$—	$17,463
Noncurrent derivative instruments	7,992	(2,553)	5,439	—	—	5,439
Total derivative assets	44,215	(21,313)	22,902	—	—	22,902
Liabilities
Derivative instruments	49,062	(18,760)	30,302	—	—	30,302
Noncurrent derivative instruments	2,553	(2,553)	—	—	—	—
Total derivative liabilities	51,615	(21,313)	30,302	—	—	30,302
Total derivatives	$(7,400)	$—	$(7,400)	$—	$—	$(7,400)

Energen had a net $2.2 million and a net $8.2 million deferred tax liability included in current deferred income taxes on the balance sheets related to derivative items included in accumulated other comprehensive income as of September 30, 2014, and December 31, 2013, respectively.

The following tables detail the effect of derivative commodity instruments in cash flow hedging relationships on the financial statements:

(in thousands)	Location on Statements of Income	Three months ended September 30, 2014	Three months ended September 30, 2013
Net gain recognized in other comprehensive income on derivatives (effective portion), net of tax of $18 and $42	—	$29	$69
Gain reclassified from accumulated other comprehensive income into income (effective portion)	Gain (loss) on derivative instruments, net	$5,992	$8,455
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) on derivative instruments, net	$—	$(22)

(in thousands)	Location on Statements of Income	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Net gain (loss) recognized in other comprehensive income on derivatives (effective portion), net of tax of $25 and ($6,669)	—	$40	$(10,882)
Gain reclassified from accumulated other comprehensive income into income (effective portion)	Gain (loss) on derivative instruments, net	$15,781	$29,391
Gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) on derivative instruments, net	$—	$835

The following tables detail the effect of open and closed derivative commodity instruments not designated as hedging instruments on the income statement:

(in thousands)	Location on Statements of Income	Three months ended September 30, 2014	Three months ended September 30, 2013
Gain (loss) recognized in income on derivatives	Gain (loss) on derivative instruments, net	$141,743	$(92,313)

(in thousands)	Location on Statements of Income	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Loss recognized in income on derivatives	Gain (loss) on derivative instruments, net	$(6,283)	$(70,735)

As of September 30, 2014, $3.6 million, net of tax, of deferred net gains on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified and reported in earnings as revenues during the next twelve-month period. During 2013, we had a discontinuance of hedge accounting when Energen determined it was probable certain forecasted volumes would not occur due to certain properties being sold. This discontinuance of hedge accounting resulted in $1.7 million of after-tax losses being recognized into gain (loss) on derivative instruments, net during the nine months ended September 30, 2014.

As of September 30, 2014, Energen had entered into the following transactions for the remainder of 2014 and subsequent years:

Production Period	Total Hedged Volumes		Average Contract Price	Description
Oil
2014	2,502	MBbl	$92.66 Bbl	NYMEX Swaps
2015	8,280	MBbl	$89.30 Bbl	NYMEX Swaps
Oil Basis Differential
2014	300	MBbl	$(3.30) Bbl	WTS/WTI Basis Swaps*
2014	600	MBbl	$(3.08) Bbl	WTI/WTI Basis Swaps**
2015	2,160	MBbl	$(4.30) Bbl	WTS/WTI Basis Swaps*
2015	6,120	MBbl	$(5.11) Bbl	WTI/WTI Basis Swaps**
Natural Gas Liquids
2014	18.5	MMgal	$0.93 Gal	Liquids Swaps
Natural Gas
2014	2.6	Bcf	$4.57 Mcf	NYMEX Swaps
2014	7.6	Bcf	$4.62 Mcf	Basin Specific Swaps - San Juan
2014	2.6	Bcf	$3.81 Mcf	Basin Specific Swaps - Permian
2015	23.0	Bcf	$4.13 Mcf	Basin Specific Swaps - San Juan
2015	6.0	Bcf	$4.20 Mcf	Basin Specific Swaps - Permian
Natural Gas Basis Differential
2014	1.5	Bcf	$(0.09) Mcf	San Juan Basis Swaps
2014	0.6	Bcf	$(0.17) Mcf	Permian Basis Swaps
*WTS - West Texas Sour/Midland, WTI - West Texas Intermediate/Cushing
**WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing

As of September 30, 2014, the maximum term over which Energen has hedged exposures to the variability of cash flows is through December 31, 2015.

3. FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In determining fair value, we use various valuation approaches and classify all assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect our own considerations about the assumptions other market participants would use in pricing the asset or liability based on the best information available in the circumstances. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The hierarchy is broken down into three levels based on the observability of inputs as follows:

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

No transfers between fair value hierarchy levels occurred during the three months or nine months ended September 30, 2014 or 2013.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Energen classifies the fair value of multiple derivative instruments executed under master netting arrangements as net derivative assets and liabilities. The following fair value hierarchy tables present information about Energen’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2014
(in thousands)	Level 2	Level 3	Total
Assets:
Derivative instruments	$16,355	$13,840	$30,195
Noncurrent derivative instruments	4,763	995	5,758
Total assets	21,118	14,835	35,953
Liabilities:
Derivative instruments	(1,499)	691	(808)
Noncurrent derivative instruments	—	(640)	(640)
Total liabilities	(1,499)	51	(1,448)
Net derivative asset	$19,619	$14,886	$34,505

	December 31, 2013
(in thousands)	Level 2	Level 3	Total
Assets:
Derivative instruments	$(1,658)	$19,121	$17,463
Noncurrent derivative instruments	4,383	1,056	5,439
Total assets	2,725	20,177	22,902
Liabilities:
Derivative instruments	(28,414)	(1,888)	(30,302)
Total liabilities	(28,414)	(1,888)	(30,302)
Net derivative asset (liability)	$(25,689)	$18,289	$(7,400)

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
At September 30, 2014, Energen had interest rate swap agreements with a notional of $150 million. The interest rate swaps exchange a variable interest rate for a fixed interest rate of 1.0425 percent. The fair value of our interest rate swaps was a $1.0 million and a $1.8 million liability at September 30, 2014 and December 31, 2013, respectively, and are classified as Level 2 fair value liabilities. The fair value of our interest rate swaps are recognized on a gross basis in accounts payable on the balance sheets.

Level 3 Fair Value Instruments: Energen prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its Level 3 instruments. We estimate that a 10 percent increase or decrease in commodity prices would result in an approximate $13 million change in the fair value of open Level 3 derivative contracts.

The resulting impact upon the results of operations would be an approximate $13 million associated with open Level 3 derivative contracts. Liquidity requirements to meet the obligation would not be significantly impacted as gains and losses on the derivative contracts would be similarly offset by physical sales at the spot market price.

The tables below set forth a summary of changes in the fair value of Energen’s Level 3 derivative commodity instruments as follows:

	Three months ended	Three months ended
(in thousands)	September 30, 2014	September 30, 2013
Balance at beginning of period	$5,207	$51,131
Realized gains	10,769	10,852
Unrealized gains (losses) relating to instruments held at the reporting date*	9,348	(10,947)
Settlements during period	(10,438)	(9,830)
Balance at end of period	$14,886	$41,206

	Nine months ended	Nine months ended
(in thousands)	September 30, 2014	September 30, 2013
Balance at beginning of period	$18,289	$89,019
Realized gains	8,581	41,952
Unrealized losses relating to instruments held at the reporting date*	(3,734)	(48,835)
Settlements during period	(8,250)	(40,930)
Balance at end of period	$14,886	$41,206
*Includes $12.2 million and $9.6 million in mark-to-market gains for the three months and nine months ended September 30, 2014, respectively. Includes $0.8 million and $4.7 million in mark-to-market gains for the three months and nine months ended September 30, 2013, respectively.

The table below sets forth quantitative information about Energen’s Level 3 fair value measurements of derivative commodity instruments as follows:

(in thousands, except price data)	Fair Value as of September 30, 2014	Valuation Technique*	Unobservable Input*	Range
Oil Basis - WTS/WTI
2014	$1,115	Discounted Cash Flow	Forward Basis	($6.62) Bbl
2015	(181)	Discounted Cash Flow	Forward Basis	($4.20 - $4.24) Bbl
Oil Basis - WTI/WTI
2014	$2,736	Discounted Cash Flow	Forward Basis	($7.07 - $7.18) Bbl
2015	(1,979)	Discounted Cash Flow	Forward Basis	($4.60 - $4.97) Bbl
Natural Gas Liquids
2014	$1,600	Discounted Cash Flow	Forward Price	$0.67 - $0.90 Gal
Natural Gas Basis - San Juan
2014	$4,946	Discounted Cash Flow	Forward Basis	($0.05 - $0.12) Mcf
2015	$5,097	Discounted Cash Flow	Forward Basis	($0.09 - $0.10) Mcf
Natural Gas Basis - Permian
2014	$(372)	Discounted Cash Flow	Forward Basis	($0.09 - $0.10) Mcf
2015	$1,924	Discounted Cash Flow	Forward Basis	($0.13) Mcf
*Discounted cash flow represents an income approach in calculating fair value including the referenced unobservable input and a discount reflecting credit quality of the counterparty.

Financial Instruments not Carried at Fair Value
The stated value of cash and cash equivalents, short-term investments, accounts receivable (net of allowance), and short-term debt approximates fair value due to the short maturity of the instruments. The fair value of Energen’s long-term debt, including the current portion, was approximately $637.3 million and $1,161.9 million and had a carrying value of $632.9 million and $1,154.0 million at September 30, 2014 and December 31, 2013, respectively. The fair values are based on market prices of similar debt issues having the same remaining maturities, redemption terms and credit rating. Short-term debt is classified as Level 1 fair value and long-term debt is classified as Level 2 fair value.

4. LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt consisted of the following:

(in thousands)	September 30, 2014	December 31, 2013
Credit facility	$78,900	$—
7.40% Medium-term Notes, Series A, due July 24, 2017	2,000	2,000
7.36% Medium-term Notes, Series A, due July 24, 2017	15,000	15,000
7.23% Medium-term Notes, Series A, due July 28, 2017	2,000	2,000
7.32% Medium-term Notes, Series A, due July 28, 2022	20,000	20,000
7.60% Medium-term Notes, Series A, due July 26, 2027	5,000	5,000
7.35% Medium-term Notes, Series A, due July 28, 2027	10,000	10,000
7.125% Medium-term Notes, Series B, due February 15, 2028	100,000	100,000
4.625% Notes, due September 1, 2021	400,000	400,000
Senior Term Loans, (floating rate interest LIBOR plus 1.625%)	—	600,000
	632,900	1,154,000
Less amounts due within one year	—	60,000
Less unamortized debt discount	442	459
Total Energen	$632,458	$1,093,541

The aggregate maturities of Energen’s long-term debt outstanding at September 30, 2014 are as follows:

(in thousands)
Remaining 2014	2015	2016	2017	2018	2019 and thereafter
—	—	—	$19,000	—	$613,900

In December 2013, Energen issued $600 million in Senior Term Loans (Senior Term Loans) with a floating interest rate due March 31, 2014 through December 17, 2017. In conjunction with the sale of Alagasco, the Senior Term Loans were repaid in September 2014.

The debt agreements of Energen contain financial and nonfinancial covenants including routine matters such as timely payment of principal and interest, maintenance of corporate existence and restrictions on liens. Although none of the agreements have events of default based on credit ratings, the interest rates applicable to the syndicated credit facility discussed below may adjust based on credit rating changes during certain periods.

Under Energen’s Indenture dated September 1, 1996 with The Bank of New York as Trustee, a cross default provision provides that any debt default of more than $10 million by Energen or Energen Resources will constitute an event of default by Energen. The Indenture does not include a restriction on the payment of dividends.

Credit Facility: On September 2, 2014, Energen entered into a $1.5 billion five-year syndicated secured credit facility with domestic and foreign lenders. The credit facility has an initial borrowing base of $2.1 billion. This credit facility refinances and replaces the $1.25 billion five-year syndicated unsecured credit facility entered into on October 30, 2012. Energen’s obligations under the $1.5 billion syndicated credit facility are unconditionally guaranteed by Energen Resources. The current credit facility qualifies for classification as long-term debt on the consolidated balance sheets. The financial covenants of the credit facility require Energen to maintain a ratio of total debt to consolidated income before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and other non-cash income and expenses (EBITDAX) less than or equal to 4.0 to 1.0, to maintain a ratio of consolidated current assets (adjusted to include amounts available for borrowings and exclude non-cash derivative instruments) to consolidated current liabilities (adjusted to exclude maturities under the credit facility and non-cash derivative instruments) greater than or equal to 1.0 to 1.0 and, during certain periods, to maintain a ratio of the net present value of proved reserves of our oil and natural gas properties to consolidated total debt greater than or equal to 1.50 to 1.0. We are also bound by covenants which limit our ability to incur additional indebtedness, make certain distributions or alter our corporate structure. Energen may not pay dividends during an event of default, if the payment would result in an event of default or if availability is less than 10 percent of the loan limit under the credit facility. Our credit facility also limits our ability to enter into commodity hedges based on projected production volumes.

Under the credit facility, a cross default provision provides that any debt default of more than $75 million by Energen or Energen Resources will constitute an event of default by Energen.

Upon an uncured event of default under the credit facility, all amounts owing under the credit facility, if any, depending on the nature of the event of default will automatically, or may upon notice by the administrative agent or the requisite lenders thereunder, become immediately due and payable and the lenders may terminate their commitments under the defaulted facility. Energen was in compliance with the terms of its credit facility as of September 30, 2014.

The following is a summary of information relating to Energen’s credit facilities:

(in thousands)	September 30, 2014	December 31, 2013
Notes payable to banks	$78,900	$489,000
Available for borrowings	1,421,100	761,000
Total	$1,500,000	$1,250,000
Maximum amount outstanding at any month-end	$750,000	$901,000
Average daily amount outstanding	$559,878	$804,895
Weighted average interest rates based on:
Average daily amount outstanding	1.43%	1.38%
Amount outstanding at period-end	1.66%	1.32%

Energen’s interest expense was $11.5 million and $27.4 million for the three months and nine months ended September 30, 2014, respectively. Interest expense for Energen was $10.1 million and $30.2 million for the three months and nine months ended September 30, 2013, respectively. Energen had no capitalized interest for the three months ended September 30, 2014. For the nine months ended September 30, 2014, Energen’s total interest expense included capitalized interest of $37,000. Energen had no capitalized interest expense for the three months ended September 30, 2013. Energen’s total interest expense for the nine months ended September 30, 2013 included capitalized interest expense of $0.2 million. At September 30, 2014, Energen paid commitment fees on the unused portion of the available credit facilities at a current annual rate of 30 basis points. See Note 1, Organization and Basis of Presentation, for further information regarding interest on debt required to be extinguished, associated with the sale of Alagasco, which was classified to discontinued operations.

5. RECONCILIATION OF EARNINGS PER SHARE (EPS)

	Three months ended			Three months ended
(in thousands, except per share amounts)	September 30, 2014			September 30, 2013
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS	$457,251	73,093	$6.26	$(19,298)	72,346	$(0.27)
Effect of dilutive securities
Stock options		231			—
Non-vested restricted stock		68			—
Performance share awards		115			—
Diluted EPS	$457,251	73,507	$6.22	$(19,298)	72,346	$(0.27)

In periods of loss, shares that otherwise would have been included in diluted average common shares outstanding are excluded. The Company had 242,560 of excluded shares for the three months ended September 30, 2013.

	Nine months ended			Nine months ended
(in thousands, except per share amounts)	September 30, 2014			September 30, 2013
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS	$502,614	72,861	$6.90	$120,461	72,220	$1.67
Effect of dilutive securities
Stock options		219			41
Non-vested restricted stock		67			10
Performance share awards		91			1
Diluted EPS	$502,614	73,238	$6.86	$120,461	72,272	$1.67

Energen had the following shares that were excluded from the computation of diluted EPS, as inclusion would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Stock options	6	—	6	875
Performance share awards	2	—	4	79

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

Stock Appreciation Rights Plan
The Stock Appreciation Rights Plan provides for the payment of cash incentives measured by the long-term appreciation of Energen common stock. These awards are liability awards which settle in cash and are remeasured each reporting period until settlement and have a three year vesting period. Energen granted 62,749 awards during the first quarter of 2014. These awards had a fair value of $28.71 as of September 30, 2014.

Petrotech Incentive Plan
The Petrotech Incentive Plan provides for the grant of stock equivalent units. These awards are liability awards which settle in cash and are remeasured each reporting period until settlement. During the first quarter of 2014, Energen awarded 28,840 Petrotech units with a fair value of $72.06 as of September 30, 2014, none of which included a market condition. Also awarded were 36,920 Petrotech units which included a market condition and had a fair value of $94.38 as of September 30, 2014. These awards have a three year vesting period. During the third quarter of 2014, Energen Resources awarded 9,728 Petrotech units with a three-year vesting period and a fair value of $72.06 as of September 30, 2014, and 596 Petrotech units with a twenty-month vesting period and a fair value of $72.14 as of September 30, 2014, none of which included a market condition.

Stock Repurchase Program
During the three months and nine months ended September 30, 2014, Energen had non-cash purchases of approximately $36,000 and $0.4 million, respectively, of Energen common stock in conjunction with tax withholdings on our non-qualified deferred compensation plan and other stock compensation. Energen utilized internally generated cash flows in payment of the related tax withholdings.

7. EMPLOYEE BENEFIT PLANS

In October 2014, Energen’s Board of Directors elected to freeze and terminate its qualified defined benefit pension plan. A plan amendment adopted in October 2014 closes the plan to new entrants, effective November 1, 2014, and freezes benefit accruals after December 31, 2014. Energen intends to terminate the plan on January 31, 2015. We anticipate distributing benefits under the plan in late 2015 or early 2016 pending receipt of a determination letter from the Internal Revenue Service and completion of certain administrative actions.

The Company’s non-qualified supplemental retirement plans will also be amended to terminate effective December 31, 2014. Distributions under the plans are subject to certain payment restrictions under the Internal Revenue Code and Treasury regulations and payments to plan participants will be made in each of the first quarters of 2015 and 2016. In connection with the termination of these plans, the Company has also reclassified approximately $17.1 million as of September 30, 2014 of its investment in a Rabbi Trust from other long term assets to prepayments and other assets in the accompanying balance sheets to reflect its intent to utilize these assets to fund the estimated payments in the first quarter of 2015.

In October 2014, Energen’s Board of Directors amended and restated the Employee Saving Plan to make certain benefit design changes effective January 1, 2015. The benefit design changes are expected to include an increase in the percentage of Company match and other contributions.

Effective April 30, 2014, Energen Corporation separated one of its defined benefit non-contributory pension plans into an Energen and an Alagasco plan reflecting the separation of assets and obligations in accordance with ERISA provisions. Energen remeasured our plans using current assumptions.

The components of net periodic benefit cost for Energen’s defined benefit non-contributory pension plan and certain nonqualified supplemental pension plans were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$1,902	$1,326	$5,157	$3,980
Interest cost	1,157	1,093	3,974	3,269
Expected long-term return on assets	(1,157)	(1,321)	(4,067)	(3,966)
Actuarial loss	1,296	1,760	4,115	5,417
Prior service cost amortization	63	62	177	185
Settlement charge	370	18	4,043	161
Net periodic expense	$3,631	$2,938	$13,399	$9,046

Energen is required to make approximately $7.7 million in contributions for 2014 to the qualified pension plans. This estimate includes required contributions for the Alagasco pension plans through August 31, 2014. In January 2014, we made a $3.0 million contribution and have utilized funding credits, as established under Internal Revenue Code Section 430(f), to meet the remaining required funding. We also made an additional discretionary contribution of $10 million to the Energen qualified pension plan in October 2014. We do not anticipate that the funded status of the qualified pension plans will fall below statutory thresholds requiring accelerated funding or constraints on benefit levels or plan administration. We may also make additional discretionary contributions to the qualified pension plan depending on the amount and timing of employee retirements and market conditions. For the three months and nine months ended September 30, 2014, Energen made benefit payments aggregating $74,000 and $1.0 million, respectively, to retirees from the non-qualified supplemental retirement plans and expects to make additional benefit payments of approximately $5.2 million through the remainder of 2014. In the third quarter of 2014, Energen incurred a settlement charge of $26,000 for the payment of lump sums from the non-qualified supplemental retirement plans. Also in the third quarter of 2014, Energen incurred settlement charges of $0.3 million for the payment of lump sums from the qualified defined benefit pension plan. In the second quarter of 2014, Energen incurred settlement charges of $0.4 million for the payment of lump sums from the qualified defined benefit pension plans. In the first quarter of 2014, Energen incurred settlement charges of $6.9 million for the payment of lump sums from the qualified defined benefit pension plans of which $3.7 million is included in discontinued operations. Also in the first quarter of 2014, Energen incurred a settlement charge of $0.4 million for the payment of lump sums from the non-qualified supplemental retirement plans. In the third quarter of 2013, Energen incurred a settlement charge of $18,000 for the payment of lump sums from the non-qualified supplemental retirement plans. In the first quarter of 2013, Energen incurred a settlement charge of $0.1 million for the payment of lump sums from the non-qualified supplemental retirement plans.

Also effective April 30, 2014, Energen Corporation separated its postretirement health care and life insurance benefit plans into separate plans established for Energen and Alagasco employees in accordance with ERISA provisions. Energen remeasured our plan using current assumptions.

The components of net periodic postretirement benefit expense for Energen’s postretirement benefit plan were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$87	$111	$206	$334
Interest cost	137	175	587	526
Expected long-term return on assets	(246)	(212)	(1,016)	(638)
Actuarial gain	(151)	—	(572)	—
Transition amortization	9	63	39	189
Net periodic (income) expense	$(164)	$137	$(756)	$411

There are no required contributions to the postretirement benefit plan during 2014.

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

Energen Resources previously disclosed an adverse judgment relating to the ownership of the Company operated Cadenhead 25-1 Well (the Cadenhead Well) in Ward County, Texas. Upon a Motion to Reconsider, the adverse judgment was vacated by the District

Court in Ward County, Texas and a Summary Judgment Order dated July 30, 2013 was entered confirming Energen Resources’ superior title to the Cadenhead Well and its associated oil and gas leases. The Summary Judgment Order has been affirmed by the Court of Appeals for the Eighth District of Texas.

Environmental Matters: Various environmental laws and regulations apply to the operations of Energen and Energen Resources. Historically, the cost of environmental compliance has not materially affected our financial position, results of operations or cash flows. New regulations, enforcement policies, claims for damages or other events could result in significant unanticipated costs.

Under oversight of the Site Remediation Section of the Railroad Commission of Texas, Energen Resources is currently in the process of cleanup and remediation of oil and gas wastes in nine reserve pits in Mitchell County, Texas. We estimate that the cleanup, remediation and related costs will approximate $4.1 million of which $3.4 million has been incurred.
During January 2014, Energen Resources responded to a General Notice and Information Request from the Environmental Protection Agency regarding the Reef Environmental Site in Sylacauga, Talladega County, Alabama. The letter identifies Energen Resources as a potentially responsible party under The Comprehensive Environmental Response, Compensation, and Liability Act for the cleanup of the Site. In 2008, Energen hired a third party to transport approximately 3,000 gallons of non-hazardous wastewater to Reef Environmental for wastewater treatment. Reef Environmental ceased operating its wastewater treatment system in 2010. Due to its one time use of Reef Environmental for a small volume of non-hazardous wastewater, Energen Resources has not accrued a liability for cleanup of the Site.

New Mexico Audits: In 2011, Energen Resources received an Order to Perform Restructured Accounting and Pay Additional Royalties (the Order), following an audit performed by the Taxation and Revenue Department (the Department) of the State of New Mexico on behalf of the Office of Natural Resources Revenue (ONRR), of federal oil and gas leases in New Mexico. The audit covered periods from January 2004 through December 2008 and included a review of the computation and payment of royalties due on minerals removed from specified U.S. federal leases. The Order addressed ONRR’s efforts to change accounting and reporting practices, and to unbundle fees charged by third parties that gather, compress and transport natural gas production. ONRR now maintains that all or some of such fees are not deductible.

Energen Resources appealed the Order in 2011 and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order that is now under appeal. In the Revised Order, ONRR has ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. Energen estimates that application of the Revised Order to all of the Company’s federal leases would result in ONRR claims up to approximately $23 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen continues to vigorously contest the Revised Order and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of September 30, 2014.

9. EXPLORATORY COSTS

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

The following table sets forth capitalized exploratory well costs and includes additions pending determination of proved reserves, reclassifications to proved reserves and costs charged to expense:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Capitalized exploratory well costs at beginning of period	$166,458	$72,172	$57,600	$79,791
Additions pending determination of proved reserves	258,724	99,428	623,913	319,008
Reclassifications due to determination of proved reserves	(258,123)	(112,821)	(513,263)	(340,020)
Exploratory well costs charged to expense	(1,217)	—	(2,408)	—
Capitalized exploratory well costs at end of period	$165,842	$58,779	$165,842	$58,779

The following table sets forth capitalized exploratory wells costs and includes amounts capitalized for a period greater than one year:

(in thousands)	September 30, 2014	December 31, 2013
Exploratory wells in progress	$29,059	$14,794
Capitalized exploratory well costs capitalized for a period of one year or less	136,783	42,481
Capitalized exploratory well costs for a period greater than one year	—	1,206
Total capitalized exploratory well costs	$165,842	$58,481

At September 30, 2014, Energen had 56 gross exploratory wells either drilling or waiting on results from completion and testing. These wells are located primarily in the Permian Basin.

10. ASSET RETIREMENT OBLIGATIONS

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

The following table reflects the components of the change in Energen’s ARO balance for the nine months ended September 30, 2014:

(in thousands)
Balance as of December 31, 2013	$108,533
Liabilities incurred	2,265
Liabilities settled	(1,017)
Accretion expense	5,650
Balance as of September 30, 2014	$115,431

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides changes in the components of accumulated other comprehensive income (loss), net of the related income tax effects.

(in thousands)	Cash Flow Hedges	Pension and Postretirement Plans	Total
Balance as of December 31, 2013	$12,178	$(32,245)	$(20,067)
Other comprehensive loss before reclassifications	(258)	(1,784)	(2,042)
Amounts reclassified from accumulated other comprehensive income (loss)	(8,302)	7,716	(586)
Change in accumulated other comprehensive income (loss)	(8,560)	5,932	(2,628)
Balance as of September 30, 2014	$3,618	$(26,313)	$(22,695)

The following table provides details of the reclassifications out of accumulated other comprehensive income (loss).

	Three months ended	Three months ended
	September 30, 2014	September 30, 2013
(in thousands)	Amounts Reclassified		Line Item Where Presented
Gains (losses) on cash flow hedges:
Commodity contracts	$5,992	$8,433	Gain (loss) on derivative instruments, net
Interest rate swap	(247)	(446)	Interest expense
Total cash flow hedges	5,745	7,987
Income tax expense	(2,191)	(3,048)
Net of tax	3,554	4,939
Pension and postretirement plans:
Transition obligation	2	(74)	General and administrative
Prior service cost	(74)	(78)	General and administrative
Actuarial losses*	(1,060)	(2,036)	General and administrative
Actuarial losses on settlement charges	(370)	—	General and administrative
Actuarial losses on settlement charges*	—	(46)	Assets held for sale with prior period comparable
Total pension and postretirement plans	(1,502)	(2,234)
Income tax expense	525	783
Net of tax	(977)	(1,451)
Total reclassifications for the period	$2,577	$3,488

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
(in thousands)	Amounts Reclassified		Line Item Where Presented
Gains (losses) on cash flow hedges:
Commodity contracts	$15,781	$30,226	Gain (loss) on derivative instruments, net
Interest rate swap	(2,280)	(1,282)	Interest expense
Total cash flow hedges	13,501	28,944
Income tax expense	(5,199)	(11,037)
Net of tax	8,302	17,907
Pension and postretirement plans:
Transition obligation	(17)	(220)	General and administrative
Prior service cost	(222)	(235)	General and administrative
Actuarial losses*	(3,640)	(6,387)	General and administrative
Actuarial losses on settlement charges	(7,992)	—	General and administrative
Actuarial losses on settlement charges*	—	(421)	Assets held for sale with prior period comparable
Total pension and postretirement plans	(11,871)	(7,263)
Income tax expense	4,155	2,542
Net of tax	(7,716)	(4,721)
Total reclassifications for the period	$586	$13,186
* In the first quarter of 2013, Energen incurred a settlement charge of $0.5 million for the payment of lump sums from the nonqualified supplemental retirement plans, of which $0.1 million was recognized in actuarial losses above and $0.4 million was recognized as a regulatory asset at Alagasco and reported in actuarial losses on settlement charges above. In the third quarter of 2013, Energen incurred a settlement charge of $64,000 for the payment of lump sums from the nonqualified supplemental retirement plans, of which $18,000 is recognized in actuarial losses above and $46,000 was recognized as a regulatory asset at Alagasco and reported in actuarial losses on settlement charges above.

12. DISCONTINUED OPERATIONS

On September 2, 2014, Energen completed the transaction to sell Alagasco to Laclede for $1.6 billion, less the assumption of $267 million in debt. The net pre-tax proceeds to Energen totaled approximately $1.32 billion, subject to closing adjustments. This sale has an effective date of August 31, 2014. Energen used cash proceeds from the sale to reduce long-term and short-term indebtedness. During the second quarter of 2014, Energen classified Alagasco as held for sale with prior period comparable and reflected the associated operating results in discontinued operations. Energen’s results of operations for the three months and nine months ended September 30, 2014 and 2013 and our financial position as of September 30, 2014 and December 31, 2013 presented in our unaudited consolidated financial statements and these notes reflect Alagasco as discontinued operations.

In March 2014, Energen completed the sale of its North Louisiana/East Texas natural gas and oil properties for $30.3 million (subject to closing adjustments). The sale had an effective date of December 1, 2013, and the proceeds from the sale were used to repay short-term obligations. During the third quarter of 2013, Energen classified these natural gas and oil properties as held for sale and reflected the associated operating results in discontinued operations. Energen recognized a non-cash impairment writedown on these properties in the first quarter of 2014 of $1.7 million pre-tax to adjust the carrying amount of these properties to their fair value based on an estimate of the selling price of the properties. This non-cash impairment writedown is reflected in loss on disposal of discontinued operations in the nine months ended September 30, 2014. Energen also recognized non-cash impairment writedowns on these properties in the third and fourth quarters of 2013 of $24.6 million pre-tax and $5.2 million pre-tax, respectively. Significant assumptions in valuing the proved reserves included the reserve quantities, anticipated operating costs, anticipated production taxes, future expected natural gas prices and basis differentials, anticipated production declines, and a discount rate of 10 percent commensurate with the risk of the underlying cash flow estimates. The impairment writedowns are classified as Level 3 fair value. At December 31, 2013, proved reserves associated with Energen’s North Louisiana/East Texas properties totaled 23 Bcf of natural gas and 91 MBbl of oil.

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

The following table details held for sale properties by major classes of assets and liabilities:

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
*At December 31, 2013, Alagasco’s accounts receivable included a consolidating adjustment of $4.7 million to adjust for affiliated companies receivables. Certain other current assets and other current liabilities at Alagasco of $1.6 million and $0.5 million, respectively, were reclassified to continuing operations at Energen.

We recognized interest on debt required to be extinguished in connection with the sale of Alagasco as discontinued operations. On September 2, 2014, Energen entered into a $1.5 billion five-year syndicated secured credit facility with domestic and foreign lenders. This credit facility refinances and replaces the $1.25 billion five-year syndicated unsecured credit facilities entered into on October 30, 2012. The interest associated with the October 2012 five-year syndicated unsecured credit facilities was classified as discontinued operations. See Note 1, Organization and Basis of Presentation, for further information regarding adjustments associated with the sale of Alagasco.

Gains and losses on the sale of certain oil and natural gas properties as well as any impairments of properties held for sale are reported as discontinued operations, with income or loss from operations of the associated assets reported as income or loss from discontinued operations. The results of operations for certain held for sale assets were reclassified and reported as discontinued operations for all prior periods presented. Energen may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. All assets held for sale are reported at the lower of the carrying amount or fair value.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Natural gas distribution revenues	$39,874	$48,368	$397,648	$390,567
Oil and natural gas revenues	6	18,258	5,217	55,483
Total revenues	$39,880	$66,626	$402,865	$446,050
Pretax income (loss) from discontinued operations	$(5,938)	$(14,677)	$48,581	$64,098
Income tax expense (benefit)	(2,453)	(5,650)	18,146	24,207
Income (Loss) From Discontinued Operations	$(3,485)	$(9,027)	$30,435	$39,891
Gain (loss) on disposal of discontinued operations	$726,410	$(24,612)	$724,743	$(24,612)
Income tax expense (benefit)	286,305	(8,934)	285,688	(8,934)
Gain (Loss) on Disposal of Discontinued Operations	$440,105	$(15,678)	$439,055	$(15,678)
Total Income (Loss) From Discontinued Operations	$436,620	$(24,705)	$469,490	$24,213
Diluted Earnings Per Average Common Share
Income (loss) from discontinued operations	$(0.05)	$(0.12)	$0.42	$0.55
Gain (loss) on disposal of discontinued operations	5.99	(0.22)	5.99	(0.21)
Total Income (Loss) From Discontinued Operations	$5.94	$(0.34)	$6.41	$0.34
Basic Earnings Per Average Common Share
Income (loss) from discontinued operations	$(0.05)	$(0.12)	$0.42	$0.55
Gain (loss) on disposal of discontinued operations	6.03	(0.22)	6.03	(0.21)
Total Income (Loss) From Discontinued Operations	$5.98	$(0.34)	$6.45	$0.34

13. ACQUISITION AND DISPOSITION OF PROPERTIES

During the third quarter of 2014, Energen recognized a non-cash impairment writedown on certain properties in the Permian Basin of $31.2 million pre-tax to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows in anticipation of being designated as held for sale. This non-cash impairment writedown is reflected in asset impairment on the consolidated income statement.

During the third quarter of 2014, a non-cash impairment writedown of $147.9 million pre-tax was recognized by Energen on certain gas properties in the San Juan Basin to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows in anticipation of being designated as held for sale. This non-cash impairment writedown is reflected in asset impairment on the consolidated income statement. At December 31, 2013, proved reserves associated with Energen’s San Juan Basin properties totaled 73,070 MBOE.

In October 2014, Energen purchased approximately 15,000 net acres of unproved leasehold in the Mancos formation oil play in the San Juan Basin for $22.8 million.

14. RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update defines a discontinued operation as a disposal of a component or a group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendment is effective for all annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. Energen is currently evaluating the impact of the adoption of this ASU on its classification of future dispositions as discontinued operations.

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

FINANCIAL AND OPERATING PERFORMANCE

Overview of Third Quarter and Year-to-Date 2014 Results and Activities
During the third quarter of 2014 as compared to the same period in the prior year, we:

•	increased production volumes from continuing operations by 8.7 percent;

•	expanded our activities in the Permian Basin by increasing production by 586 MBOE;

•	recognized a non-cash impairment on certain oil properties in the Permian Basin of $31.2 million pre-tax;

•	recognized a non-cash impairment on certain gas properties in the San Juan Basin of $147.9 million pre-tax and

•	completed the transaction to sell Alabama Gas Corporation (Alagasco) to The Laclede Group, Inc. (Laclede) on September 2, 2014.

During the nine months ended September 30, 2014 as compared to the same period in the prior year, we:

•	increased revenues from the sale of oil, natural gas liquids and natural gas by 14 percent;

•	increased production volumes from continuing operations by 10.1 percent and

•	expanded our activities in the Permian Basin by increasing production 2,274 MBOE.

Quarter ended September 30, 2014 vs quarter ended September 30, 2013
Energen had net income of $457.3 million ($6.22 per diluted share) for the three months ended September 30, 2014 as compared with a net loss of $19.3 million ($0.27 per diluted share) for the same period in the prior year. In the third quarter of 2014, our income from continuing operations totaled $20.6 million ($0.28 per diluted share) as compared with income from continuing operations of $5.4 million ($0.07 per diluted share) in the same period a year ago. Income from discontinued operations for the current quarter was $436.6 million ($5.94 per diluted share) as compared with a loss of $24.7 million ($0.34 per diluted share) from the prior-year third quarter largely due to the sale of Alagasco. This increase in income from continuing operations was primarily the result of:

•
year-over-year after-tax $133.8 million gain on open derivatives (resulting from an after-tax $94.1 million non-cash gain on open derivatives for the third quarter of 2014 and an after-tax $39.7 million non-cash loss on open derivatives for the third quarter of 2013);

•	higher oil, natural gas liquids and natural gas production volumes (approximately $20.8 million after-tax);

•	gain on closed derivatives (approximately $15.4 million after-tax);

•	higher realized natural gas commodity prices (approximately $4.7 million after-tax) and

•	decreased general and administrative expense (approximately $1.9 million after-tax)

partially offset by:

•	lower realized oil and natural gas liquids commodity prices (approximately $31.5 million after-tax);

•	a non-cash impairment on certain oil properties in the Permian Basin (approximately $19.8 million after-tax);

•	a non-cash impairment on certain gas properties in the San Juan Basin (approximately $94.1 million after-tax);

•	higher depreciation, depletion and amortization (DD&A) expense (approximately $8.7 million after-tax);

•	higher production and ad valorem taxes (approximately $2.2 million after-tax) and

•	higher oil, natural gas liquids and natural gas production expense (approximately $1.2 million after-tax).

Nine months ended September 30, 2014 vs nine months ended September 30, 2013
For the 2014 year-to-date, Energen’s net income totaled $502.6 million ($6.86 per diluted share) as compared to net income of $120.5 million ($1.67 per diluted share) for the same period in the prior year. For the nine months ended September 30, 2014, our income from continuing operations totaled $33.1 million ($0.45 per diluted share) as compared with income from continuing operations of $96.2 million ($1.33 per diluted share) in the same period a year ago. Discontinued operations generated income for the current year-to-date period of $469.5 million ($6.41 per diluted share) as compared with income of $24.2 million ($0.34 per diluted share) from the same period a year ago largely due to the sale of Alagasco. The decrease in income from continuing operations was primarily the result of:

•	decreased realized oil commodity prices (approximately $12.8 million after-tax);

•	a non-cash impairment on certain oil properties in the Permian Basin (approximately $19.8 million after-tax);

•	a non-cash impairment on certain gas properties in the San Juan Basin (approximately $94.1 million after-tax);

•	higher DD&A expense (approximately $42.4 million after-tax);

•	loss on closed derivatives (approximately $25.9 million after-tax);

•	increased production and ad valorem taxes (approximately $7.6 million after-tax);

•	increased exploration expense (approximately $6.1 million after-tax);

•	increased oil, natural gas liquids and natural gas production expense (approximately $5.6 million after-tax) and

•	higher general and administrative expense (approximately $4.3 million after-tax)

partially offset by:

•
year-over-year after-tax $65.2 million gain on open derivatives (resulting from an after-tax $34.5 million non-cash gain on open derivatives for the first nine months of 2014 and an after-tax $30.7 million non-cash loss on open derivatives for the first nine months of 2013);

•	higher production volumes (approximately $68.2 million after-tax) and

•	increased realized natural gas liquids and natural gas commodity prices (approximately $26.3 million after-tax).

2014 Outlook
2014 Capital Budget: In the 2014 year-to-date, Energen has incurred approximately $951.0 million on its oil and natural gas capital and expects the total for 2014 to approximate $1.4 billion, primarily all of which is for existing properties. Capital expenditures by area and targeted formation during 2014 are planned as follows:

(in thousands)	2014
Permian
Midland Basin
Wolfcamp/Cline	$600,000
Wolfberry/Other	125,000
Facilities/Non-operated/Other	110,000
Delaware Basin
3rd Bone Spring/Other	185,000
Wolfcamp	175,000
Facilities/Non-operated/Other	55,000
Other Permian	45,000
San Juan Basin/Non-Operated/Other	57,000
Acquisitions/Unproved leasehold	48,000
Total	$1,400,000

Energen also may allocate additional capital for other oil and natural gas activities such as property acquisitions and additional development of existing properties. Energen may evaluate acquisition opportunities which arise in the marketplace. Energen’s ability to invest in property acquisitions is subject to market conditions and industry trends. Property acquisitions, except as disclosed above, are not included in the aforementioned estimate of oil and natural gas investments and could result in capital expenditures different from those outlined above. To finance capital spending, Energen expects to use internally generated cash flow supplemented by its credit facilities. Energen also may issue long-term debt and equity periodically to replace short-term obligations, enhance liquidity and provide for permanent financing.

Results of Operations
The following table summarizes information regarding our production and operating data from continuing operations.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except sales price and per unit data)	2014	2013	2014	2013
Operating and production data from continuing operations
Oil, natural gas liquids and natural gas sales
Oil	$260,447	$285,308	$776,952	$710,937
Natural gas liquids	31,259	24,785	90,625	64,311
Natural gas	59,067	50,414	189,870	152,498
Total	$350,773	$360,507	$1,057,447	$927,746
Loss on sale of assets and other	$(747)	$(277)	$(1,809)	$(492)
Open non-cash mark-to-market gains (losses) on derivative instruments
Oil	$128,346	$(63,889)	$40,710	$(63,861)
Natural gas liquids	1,276	(1,355)	1,603	(1,208)
Natural gas	17,665	1,684	11,672	16,610
Total	$147,287	$(63,560)	$53,985	$(48,459)
Closed gains (losses) on derivative instruments
Oil	$(6,012)	$(37,469)	$(46,568)	$(39,101)
Natural gas liquids	873	2,862	1,228	8,453
Natural gas	5,587	9,975	853	27,203
Total	$448	$(24,632)	$(44,487)	$(3,445)
Total Revenues	$497,761	$272,038	$1,065,136	$875,350
Production volumes
Oil (MBbl)	3,017	2,764	8,601	7,670
Natural gas liquids (MMgal)	46.5	36.7	129.2	98.5
Natural gas (MMcf)	15,156	14,868	43,956	43,428
Total production volumes (MBOE)	6,651	6,116	19,003	17,253
Average daily production volumes
Oil (MBbl/d)	32.8	30.0	31.5	28.1
Natural gas liquids (MMgal/d)	0.5	0.4	0.5	0.4
Natural gas (MMcf/d)	164.7	161.6	161.0	159.1
Total production volumes (MBOE/d)	72.3	66.5	69.6	63.2
Average realized prices excluding effects of open non-cash mark-to-market derivative instruments
Oil (per barrel)	$84.33	$89.67	$84.92	$87.59
Natural gas liquids (per gallon)	$0.69	$0.75	$0.71	$0.74
Natural gas (per Mcf)	$4.27	$4.06	$4.34	$4.14
Average realized prices excluding derivatives instruments
Oil (per barrel)	$86.33	$103.22	$90.33	$92.69
Natural gas liquids (per gallon)	$0.67	$0.68	$0.70	$0.65
Natural gas (per Mcf)	$3.90	$3.39	$4.32	$3.51
Other costs per BOE
Oil, natural gas liquids and natural gas production expenses	$10.18	$10.76	$10.52	$11.07
Production and ad valorem taxes	$3.87	$3.63	$4.27	$4.00
Depreciation, depletion and amortization	$20.71	$20.27	$20.85	$19.10
Exploration expense	$1.24	$1.46	$1.24	$0.81
General and administrative	$4.18	$5.06	$4.92	$5.03

Revenues: Our revenues fluctuate primarily as a result of realized commodity prices, production volumes, the value of our derivative contracts and any recognized gains or losses on the sales of assets.
Our revenues are predominantly derived from the sale of oil, natural gas liquids and natural gas. In the third quarter of 2014, commodity sales decreased $9.7 million or 2.7 percent from the same period of 2013. In the nine months ended September 30, 2014, oil, natural gas liquids and natural gas sales increased $129.7 million or 14 percent from the same period of 2013. Particular factors impacting commodity sales include the following:

•
Oil volumes in the third quarter increased 9.2 percent to 3,017 thousand barrels (MBbl) as new drilling in the horizontal Wolfcamp in the Midland and Delaware basins more than offset declines in the mature Central Basin Platform. For the year-to-date, oil volumes rose 12.1 percent to 8,601 MBbl.

•
Average realized oil prices fell 16.4 percent to $86.33 per barrel during the three months ended September 30, 2014. Average realized oil prices decreased 2.5 percent to $90.33 per barrel during the nine months ended September 30, 2014 and included the impact of wider oil basis differentials.

•
Natural gas liquids production for the current quarter rose 26.7 percent to 46.5 million gallons (MMgal) largely due to higher natural gas volumes related to the current drilling program and higher natural gas liquids recovery. For the year-to-date, natural gas liquids production rose 31.2 percent to 129.2 MMgal.

•
Average realized natural gas liquids prices decreased 1.5 percent to an average price of $0.67 per gallon during the third quarter. Average realized natural gas liquids prices rose 7.7 percent to an average price of $0.70 per gallon during the nine months ended September 30, 2014.

•
Natural gas production increased 1.9 percent to 15.2 billion cubic feet (Bcf) in the third quarter as production in the Permian Basin was partially offset by declining San Juan Basin production. For the nine months ended September 30, 2014, natural gas production increased 1.2 percent to 44 Bcf.

•
Average realized natural gas prices rose 15 percent to $3.90 per thousand cubic feet (Mcf) during the three months ended September 30, 2014. For the current year-to-date, average realized natural gas prices increased 23.1 percent to $4.32 per Mcf.

Realized prices exclude the effects of derivative instruments.

Gains on derivative instruments were $147.7 million in the third quarter of 2014 compared to losses of $88.2 million in the same period of 2013. Gains on derivative instruments were $9.5 million in the nine months ended September 30, 2014 compared to losses of $51.9 million in the same period of 2013. Our earnings are significantly affected by the changes of our derivative instruments. Increases or decreases in the expected commodity price outlook generally result in the opposite effect on the fair value of our derivatives. However, these gains and losses are expected to be offset by the unhedged price on the related commodities.
Oil, natural gas liquids and natural gas production expense: The following table provides the components of our oil, natural gas liquids and natural gas production expenses:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per unit data)	2014	2013	2014	2013
Lease operating expenses	$35,089	$33,236	$100,738	$97,089
Workover and repair costs	21,951	21,335	66,736	61,449
Marketing and transportation	10,680	11,224	32,387	32,406
Total oil, natural gas liquids and natural gas production expense	$67,720	$65,795	$199,861	$190,944
Oil, natural gas liquids and natural gas production expense per BOE	$10.18	$10.76	$10.52	$11.07

Energen had oil, natural gas liquids and natural gas production expense of $67.7 million and $199.9 million during the three months and nine months ended September 30, 2014, respectively, as compared to $65.8 million and $190.9 million during the same periods in 2013. Lease operating expense generally reflects year-over-year increases in the number of active wells resulting from Energen’s ongoing development and exploratory activities. Lease operating expense increased $1.9 million for the quarter largely due to higher labor costs (approximately $0.9 million), higher electrical costs (approximately $0.7 million), higher producing overhead costs (approximately $0.7 million), increased chemical and treatment costs (approximately $0.6 million) and additional equipment rental expense (approximately $0.5 million) partially offset by lower water disposal costs (approximately $1.4 million). In the year-to-date, lease operating expense increased $3.6 million primarily due to increased labor costs (approximately $2.5 million), higher electrical costs (approximately $1.9 million), additional other operations and maintenance expense (approximately $1.6 million), higher producing overhead costs (approximately $1.5 million), increased chemical and treatment costs (approximately $1.4 million) and increased non-operated costs (approximately $1 million) partially offset by lower water disposal costs (approximately $3.4 million), decreased environmental compliance costs (approximately $2.1 million) and decreased equipment rental expense (approximately $1.3 million). On a per unit basis, the average lease operating expense for the current quarter was $5.27 per barrel of oil equivalent (BOE) as compared to $5.43 per BOE in the same period a year ago. For the nine months ended September 30, 2014, the average lease operating expense was $5.31 per BOE as compared to $5.63 per BOE in the previous period.

Workover and repair costs increased approximately $0.6 million in the three months ended September 30, 2014 and $5.3 million in the year-to-date. These expenses were primarily related to workovers in the west Texas Permian Basin associated with pump and tubing replacements. Additional expenses were incurred associated with the protective preparation of producing wells for offset operations. Also, the increased number of producing wells resulting from our ongoing drilling program creates a higher level of base load expense.

In the three months ended September 30, 2014, marketing and transportation costs decreased $0.5 million and remained relatively stable in the year-to-date.

Production and ad valorem taxes: Production and ad valorem taxes were $25.7 million ($3.87 per BOE) and $81.1 million ($4.27 per BOE), respectively, during the three and nine months ended September 30, 2014 as compared to $22.2 million ($3.63 per BOE) and $69.1 million ($4.00 per BOE), respectively, during the same periods in 2013. In the quarter, higher commodity production volumes contributed approximately $1.7 million to the increase in production-related taxes partially offset by decrease of approximately $0.9 million primarily due to lower oil and higher natural gas commodity market prices. In the year-to-date, higher natural gas liquid and natural gas commodity market prices contributed approximately $4.6 million to the increase in production-related taxes and higher commodity production volumes contributed approximately $5 million to the increase. Commodity market prices exclude the effects of derivative instruments for purposes of determining production taxes. Increased ad valorem taxes in both the quarter and year-to-date were primarily driven by the increase in the number of active wells.

Depreciation, depletion and amortization: Energen’s DD&A expense for the quarter rose $14.2 million and $67.3 million year-to-date. The average depletion rate for the current quarter was $20.71 per BOE as compared to $20.27 per BOE in the same period a year ago. For the nine months ended September 30, 2014, the average depletion rate was $20.85 per BOE as compared to $19.10 per BOE in the previous period. The increase in the current quarter and year-to-date per unit depletion rate, which contributed approximately $3 million and $33.4 million, respectively, to the increase in DD&A expense, was largely due to higher rates resulting from an increase in development costs. Higher production volumes contributed approximately $10.8 million and $33.4 million to the increase in DD&A expense for the quarter and year-to-date, respectively.

Asset impairment: During the third quarter of 2014, Energen recognized a non-cash impairment writedown on certain properties in the Permian Basin of $31.2 million pre-tax to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows in anticipation of being designated as held for sale. This non-cash impairment writedown is reflected in asset impairment on the consolidated income statement.

During the third quarter of 2014, a non-cash impairment writedown of $147.9 million pre-tax was recognized by Energen on certain gas properties in the San Juan Basin to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows in anticipation of being designated as held for sale. This non-cash impairment writedown is reflected in asset impairment on the consolidated income statement. At December 31, 2013, proved reserves associated with Energen’s San Juan Basin properties totaled 73,070 MBOE.

Exploration: The following table provides details of our exploration expense:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per unit data)	2014	2013	2014	2013
Geological and geophysical	$889	$376	$2,545	$1,755
Leasehold abandonments	(156)	6,426	2,431	6,826
Dry hole costs	7,499	1,395	8,785	1,932
Delay rentals and other	23	752	9,882	3,389
Total exploration expense	$8,255	$8,949	$23,643	$13,902
Total exploration expense per BOE	$1.24	$1.46	$1.24	$0.81

Exploration expense decreased $0.7 million in the third quarter of 2014 primarily due to lower leasehold abandonments and delay rentals partially offset by higher dry hole costs and seismic costs. For the nine months ended September 30, 2014, exploration expense rose $9.7 million largely as a result of higher dry hole costs, delay rental payments and seismic costs partially offset by decreased leasehold abandonments.

General and administrative: The following table provides details of our general and administrative (G&A) expense:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per unit data)	2014	2013	2014	2013
General and administrative	$6,251	$6,311	$23,626	$19,474
Benefit and performance-based compensation costs	9,124	13,647	33,197	35,405
Labor costs	12,409	10,989	36,676	31,820
Total general and administrative expense	$27,784	$30,947	$93,499	$86,699
Total general and administrative expense per BOE	$4.18	$5.06	$4.92	$5.03

Total G&A expense decreased $3.2 million for the three months ended September 30, 2014 largely due to decreased costs from Energen’s benefit and performance-based compensation plans and lower legal expenses partially offset by higher labor costs. Total G&A expense rose $6.8 million for the year-to-date primarily due to increased labor costs partially offset by decreased costs from Energen’s benefit and performance-based compensation plans and lower legal expenses.

Interest expense: Interest expense increased $1.4 million in the third quarter of 2014 largely due to the write-off of debt issuance costs of $2.7 million associated with the $600 million Senior Term Loans issued in December 2013 (Senior Term Loans) and $0.4 million the October 2012 syndicated credit facilities partially offset by a decrease in credit facility borrowings. In the nine months ended September 30, 2014, interest expense decreased $2.9 million largely due to the October 2013 repayment of $50 million of 5 percent Notes, the December 2013 repayment of the $300 million Senior Term Loans issued in November 2011 and reduced credit facility borrowings partially offset by the write-off of debt issuance costs as described above. The interest expense associated with the Senior Term Loans and the October 2012 syndicated credit facilities are reflected in discontinued operations. In conjunction with the sale of Alagasco, the Senior Term Loans and the syndicated credit facilities were repaid in September 2014.

Income tax expense (benefit): Income tax expense increased $12.9 million in the current quarter largely due to higher pre-tax income. In the year-to-date, income tax expense declined $30.1 million primarily due to lower pre-tax income.

Discontinued operations, net of tax: On September 2, 2014, Energen completed the transaction to sell Alagasco to Laclede for $1.6 billion, less the assumption of $267 million in debt. The net tax proceeds to Energen totaled approximately $1.32 billion, subject to closing adjustments. This sale has an effective date of August 31, 2014. Energen used cash proceeds from the sale to reduce long-term and short-term indebtedness. During the second quarter of 2014, Energen classified Alagasco as held for sale with prior period comparable and reflected the associated operating results in discontinued operations. Our results of operations for the three months and nine months ended September 30, 2014 and 2013 and our financial position as of September 30, 2014 and December 31, 2013 presented in our unaudited consolidated financial statements reflect Alagasco as discontinued operations.

In March 2014, Energen completed the sale of its North Louisiana/East Texas natural gas and oil properties for $30.3 million (subject to closing adjustments). The sale had an effective date of December 1, 2013, and the proceeds from the sale were used to repay short-term obligations. During the third quarter of 2013, Energen classified these natural gas and oil properties as held for sale and reflected the associated operating results in discontinued operations. Energen recognized a non-cash impairment writedown on these properties in the first quarter of 2014 of $1.7 million pre-tax to adjust the carrying amount of these properties to their fair value based on an estimate of the selling price of the properties. This non-cash impairment writedown is reflected in loss on disposal of discontinued operations in the nine months ended September 30, 2014. Energen also recognized non-cash impairment writedowns on these properties in the third and fourth quarters of 2013 of $24.6 million pre-tax and $5.2 million pre-tax, respectively. At December 31, 2013, proved reserves associated with Energen’s North Louisiana/East Texas properties totaled 23 Bcf of natural gas and 91 MBbl of oil.

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

See Note 12, Discontinued Operations, in the Condensed Notes to Unaudited Consolidated Financial Statements for additional information regarding discontinued operations.

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

Net cash provided by operating activities: Net cash provided by operating activities for the nine months ended September 30, 2014 was $709.3 million as compared to $728.0 million for the same period of 2013 and included discontinued operations primarily associated with cash flows from Alagasco of $112.2 million and $149.5 million, respectively. Energen’s working capital was influenced by commodity prices and the timing of payments and recoveries.

Net cash provided by (used in) investing activities: Net cash provided by investing activities for the nine months ended September 30, 3014 was $345.5 million as compared to net cash used in investing activities of $968.2 million for the same period of 2013. Energen incurred on a cash basis $933 million in capital expenditures largely related to the development of oil and gas properties and $26 million primarily related to unproved leasehold acquisitions. Included in the proceeds from the sale of Alagasco and other assets are cash proceeds of $1.3 billion from the sale of Alagasco and $30.3 million from the sale of the North Louisiana/East Texas properties. Discontinued operations is largely related to Alagasco capital expenditures through the date of sale.

Net cash provided by (used in) financing activities: Net cash used in financing activities for the nine months ended September 30, 3014 was $1,059.0 million as compared to net cash provided by financing activities of $242.9 million for the same period of 2013. Net cash used in financing activities in the year-to-date 2014 was primarily due to the repayment of the Senior Term Loans, a decrease in credit facility borrowings, discontinued operations primarily related to the sale of Alagasco and the payment of dividends to common shareholders partially offset by the issuance of common stock through the Company’s stock-based compensation plan. Net cash provided by financing activities in the year-to-date 2013 was largely due to an increase in borrowings from the credit facility and the issuance of common stock through the Company’s stock-based compensation plan partially offset by the payment of dividends to common shareholders and discontinued operations primarily related to the sale of Alagasco.

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

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net gain position with thirteen of our active counterparties and in a net loss position with the remaining one at September 30, 2014.

See Note 3, Fair Value Measurements, in the Condensed Notes to Unaudited Consolidated Financial Statements for information regarding our policies on fair value measurement.

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

Credit Facility and Working Capital
Access to capital is an integral part of Energen’s business plan. While we expect to have ongoing access to our credit facility and long-term capital markets, continued access could be adversely affected by current and future economic and business conditions and possible credit rating downgrades. On September 2, 2014, Energen entered into a $1.5 billion five-year syndicated secured credit facility with domestic and foreign lenders. The credit facility has an initial borrowing base of $2.1 billion. This credit facility refinances and replaces the $1.25 billion five-year syndicated unsecured credit facility entered into on October 30, 2012. Energen’s obligations under the $1.5 billion syndicated credit facility are unconditionally guaranteed by Energen Resources. The current credit facility qualifies for classification as long-term debt on the consolidated balance sheets. The financial covenants of the credit facility require Energen to maintain a ratio of total debt to consolidated income before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and other non-cash income and expenses (EBITDAX) less than or equal to 4.0 to 1.0, to maintain a ratio of consolidated current assets (adjusted to include amounts available for borrowings and exclude non-cash derivative instruments) to consolidated current liabilities (adjusted to exclude maturities under the credit facility and non-cash derivative instruments) greater than or equal to 1.0 to 1.0 and, during certain periods, to maintain a ratio of the net present value of proved reserves of our oil and natural gas properties to consolidated total debt greater than or equal to 1.50 to 1.0. Our credit facility also limits our ability to enter into commodity hedges based on projected production volumes.

At September 30, 2014, Energen reported unadjusted negative working capital of $304.9 million arising from current liabilities of $593.4 million exceeding current assets of $288.5 million. The negative working capital is largely due to accrued income taxes payable of $227.2 million largely from the sale of Alagasco. This amount will be paid in the fourth quarter and will be funded using our credit facility.

Working capital of Energen is also influenced by the fair value of Energen’s derivative financial instruments associated with future production. Energen has $30.2 million in current assets and $0.8 million in current liabilities, respectively, associated with its derivative instruments at September 30, 2014. Energen relies upon cash flows from operations supplemented by our credit facility to fund working capital needs.

Credit Ratings
On September 3, 2014, following the sale of Alagasco, Standard & Poor’s (S&P) lowered its credit ratings for Energen from BBB- to BB with a stable outlook. On April 8, 2014, Moody’s Investors Service lowered Energen’s senior unsecured credit rating from Baa3 to Ba1 with a negative outlook.

Dividends
Dividends for the first, second and third quarter of 2014 were $0.15 per share on the Energen common stock and a $0.02 per share dividend has been declared for the fourth quarter of 2014. Subsequent to the sale of Alagasco, the Company substantially reduced the amount of its dividend payments with a focus on further development and exploration of its oil and natural gas properties. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and is based upon business conditions, results of operations, financial conditions and other factors. Energen’s credit facility prohibits payment of dividends during an event of default, if the payment would result in an event of default or if availability is less than 10 percent of the loan limit under the credit facility.

Employee Benefit Plans
In October 2014, Energen’s Board of Directors elected to freeze and terminate its qualified defined benefit pension plan. A plan amendment adopted in October 2014 closes the plan to new entrants, effective November 1, 2014, and freezes benefit accruals after December 31, 2014. Energen intends to terminate the plan on January 31, 2015. We anticipate distributing benefits under the plan in late 2015 or early 2016 pending receipt of a determination letter from the Internal Revenue Service and completion of certain administrative actions.

The Company’s non-qualified supplemental retirement plans will also be amended to terminate effective December 31, 2014. Distributions under the plans are subject to certain payment restrictions under the Internal Revenue Code and Treasury regulations and payments to plan participants will be made in each of the first quarters of 2015 and 2016. In connection with the termination of these plans, the Company has also reclassified approximately $17.1 million as of September 30, 2014 of its investment in a Rabbi Trust from other long term assets to prepayments and other assets in the accompanying balance sheets to reflect its intent to utilize these assets to fund the estimated payments in the first quarter of 2015.

In October 2014, Energen’s Board of Directors amended and restated the Employee Saving Plan to make certain benefit design changes effective January 1, 2015. The benefit design changes are expected to include an increase in the percentage of Company match and other contributions.

Stock Repurchase Authorization
From time to time, the Company may repurchase shares of its common stock through open market or negotiated purchases. Such repurchases would be pursuant to a 3.6 million share repurchase authorization approved by the Board of Directors on October 22, 2014. The timing and amounts of any repurchases are subject to changes in market conditions and other business considerations. We would expect to finance any share repurchases under our existing credit facility.

Contractual Cash Obligations
In the course of ordinary business activities, Energen enters into a variety of contractual cash obligations and other commitments. The following table summarizes Energen’s significant contractual cash obligations, other than hedging contracts, as of September 30, 2014:

	Payments Due Before December 31,
(in thousands)	Total	Remaining 2014	2015-2016	2017-2018	2019 and Thereafter
Long-term debt (1)	$632,900	$—	$—	$19,000	$613,900
Interest payments on debt	274,934	23,183	61,821	59,838	130,092
Operating leases	13,891	748	5,975	4,842	2,326
Asset retirement obligations (2)	728,495	11,360	6,162	6,040	704,933
Nonqualified supplemental retirement plans	36,236	5,095	31,141	—	—
Total contractual cash obligations	$1,686,456	$40,386	$105,099	$89,720	$1,451,251
(1) Long-term debt obligations include approximately $0.4 million of unamortized debt discounts as of September 30, 2014.

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

Energen is required to make approximately $7.7 million in contributions for 2014 to the qualified pension plans. This estimate includes required contributions for the Alagasco pension plans through August 31, 2014. In January 2014, we made a $3.0 million contribution and have utilized funding credits, as established under Internal Revenue Code Section 430(f), to meet the remaining required funding. We also made an additional discretionary contribution of $10 million to the Energen qualified pension plan in October 2014. We do not anticipate that the funded status of the qualified pension plans will fall below statutory thresholds requiring accelerated funding or constraints on benefit levels or plan administration. We may also make additional discretionary contributions to the qualified pension plan depending on the amount and timing of employee retirements and market conditions. The contractual obligations reported above exclude any payments Energen expects to make to postretirement benefit program assets.

The contractual obligations reported above exclude Energen’s liability of $17.1 million related to Energen’s provision for uncertain tax positions. Energen cannot make a reasonably reliable estimate of the amount and period of related future payments for such liability.

Other Commitments
New Mexico Audits: In 2011, Energen Resources received an Order to Perform Restructured Accounting and Pay Additional Royalties (the Order), following an audit performed by the Taxation and Revenue Department (the Department) of the State of New Mexico on behalf of the Office of Natural Resources Revenue (ONRR), of federal oil and gas leases in New Mexico. The audit covered periods from January 2004 through December 2008 and included a review of the computation and payment of royalties due on minerals removed from specified U.S. federal leases. The Order addressed ONRR’s efforts to change accounting and reporting practices, and to unbundle fees charged by third parties that gather, compress and transport natural gas production. ONRR now maintains that all or some of such fees are not deductible.

Energen Resources appealed the Order in 2011 and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order that is now under appeal. In the Revised Order, ONRR has ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. Energen estimates that application of the Revised Order to all of the Company’s federal leases would result in ONRR claims up to approximately $23 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen continues to vigorously contest the Revised Order and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of September 30, 2014.

Recent Accounting Standards Updates
See Note 14, Recently Issued Accounting Standards, in the Condensed Notes to Unaudited Consolidated Financial Statements for information regarding recently issued accounting standards.

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

All statements based on future expectations rather than on historical facts are forward-looking statements that are dependent on certain events, risks and uncertainties (many of which are beyond our control) that could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, economic and competitive conditions, production levels, reserve levels, energy markets, supply and demand for and the price of energy commodities including oil, natural gas liquids and natural gas, fluctuations in the weather, drilling risks, costs associated with compliance with environmental and regulatory obligations, inflation rates, legislative and regulatory changes, financial market conditions, the Company’s ability to access the capital markets, acts of nature, sabotage, terrorism (including cyber-attacks) and other similar acts that disrupt operations or cause damage greater than covered by insurance, future business decisions, litigation results and other factors and uncertainties discussed elsewhere in this report and in the Company’s other public filings and press releases, all of which are difficult to predict. While it is not possible to predict or identify all the factors that could cause the Company’s actual results to differ materially from expected or historical results, the Company has identified certain risk factors which may affect the Company’s future business and financial performance.

Except as otherwise disclosed, the forward-looking statements do not reflect the impact of possible or pending acquisitions, investments, divestitures or restructurings. The absence of errors in input data, calculations and formulas used in estimates, assumptions and forecasts cannot be guaranteed. The Company does not undertake any obligation to correct or update any forward-looking statements whether as a result of new information, future events or otherwise.

Commodity prices for crude oil and natural gas are volatile, and a substantial reduction in commodity prices could adversely affect Energen’s results and the carrying value of its oil and natural gas properties: The Company is significantly influenced by commodity prices. Historical markets for oil, natural gas liquids and natural gas have been volatile. Energen Resources’ revenues, operating results, profitability and cash flows depend primarily upon the prices realized for its oil, natural gas liquids and natural gas production. Additionally, downward commodity price trends may impact expected cash flows from future production and potentially reduce the carrying value of Company-owned oil and natural gas properties.

Market conditions or a downgrade in the credit ratings of Energen or its subsidiaries could negatively impact its cost of and ability to access capital for future development and working capital needs: The Company and its subsidiaries rely on access to credit markets. The availability and cost of credit market access is significantly influenced by market events and rating agency evaluations for lenders, the Company and its subsidiaries. In addition to operating results, business decisions relating to recapitalization, refinancing, restructuring, acquisition and disposition (including by sale, spin-off or distribution) transactions involving Energen or Energen Resources may negatively impact market and rating agency considerations regarding the credit of the Company or its subsidiaries, and the management of the Company periodically considers these types of transactions. Market volatility and credit market disruption may severely limit credit availability and issuer credit ratings can change rapidly. Events negatively affecting credit ratings and credit market liquidity could increase borrowing costs, limit availability of funds to the Company and adversely affect the price of outstanding debt securities.

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

Energen’s operations depend upon the use of third-party facilities and an interruption of its ability to utilize these facilities may adversely affect its financial condition and results of operations: Energen Resources delivers to third-party facilities. These facilities include third-party oil and natural gas gathering, transportation, processing and storage facilities. Energen Resources relies upon such facilities for access to markets for its production. Such facilities are typically limited in number and geographically concentrated. An extended interruption of access to or service from these facilities, whether caused by weather events, natural disaster, accident, mechanical failure, criminal act or otherwise could result in material adverse financial consequences to Energen and Energen Resources.

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

Energen’s operations involve operational risk including risk of personal injury, property damage and environmental damage and its insurance policies do not cover all such risks: Inherent in the oil and natural gas production activities of Energen Resources are a variety of hazards and operation risks, such as:

•	Pipeline and storage leaks, ruptures and spills;

•	Equipment malfunctions and mechanical failures;

•	Fires and explosions;

•	Well blowouts, explosions and cratering; and

•	Soil, surface water or groundwater contamination from petroleum constituents, hydraulic fracturing fluid or produced water.

Such events could result in loss of human life, significant damage to property, environmental pollution, impairment of operations and substantial financial losses. The location of certain of our pipeline and storage facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. In accordance with customary industry practices, the Company maintains insurance against some, but not all, of these risks and losses and the insurance coverages are subject to retention levels and coverage limits. The occurrence of any of these events could adversely affect Energen and Energen Resources’ financial positions, results of operations and cash flows.

Energen is subject to numerous federal, state and local laws and regulations that may require significant expenditures or impose significant restrictions on its operations: Energen is subject to extensive federal, state and local regulation which significantly influences operations. Although the Company believes that operations generally comply with applicable laws and regulations, failure to comply could result in the suspension or termination of operations and subject the Company to administrative, civil and criminal penalties. Federal, state and local legislative bodies and agencies frequently exercise their respective authority to adopt new laws and regulations and to amend, modify and interpret existing laws and regulations. Such changes can subject the Company to significant tax or cost increases and can impose significant restrictions and limitations on the Company’s operations.

Energen’s business could be negatively impacted by security threats, including cybersecurity threats, and related disruptions: Energen relies on its information technology infrastructure to process, transmit and store electronic information critical for the efficient operation of its business and day-to-day operations. All information systems are potentially vulnerable to security threats, including hacking, viruses, other malicious software and other unlawful attempts to disrupt or gain access to such systems. Breaches in the Company’s information technology infrastructure could lead to a material disruption in its business, including the theft, destruction, loss, misappropriation or release of confidential data or other business information, and may have a material adverse effect on the Company’s operations, financial position and results of operations.

SELECTED BUSINESS SEGMENT DATA
ENERGEN CORPORATION
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except sales price and per unit data)	2014	2013	2014	2013
Oil and Gas Operations
Oil, natural gas liquids and natural gas sales from continuing operations
Oil	$260,447	$285,308	$776,952	$710,937
Natural gas liquids	31,259	24,785	90,625	64,311
Natural gas	59,067	50,414	189,870	152,498
Total	$350,773	$360,507	$1,057,447	$927,746
Loss on sale of assets and other	$(747)	$(277)	$(1,809)	$(492)
Open non-cash mark-to-market gains (losses) on derivative instruments
Oil	$128,346	$(63,889)	$40,710	$(63,861)
Natural gas liquids	1,276	(1,355)	1,603	(1,208)
Natural gas	17,665	1,684	11,672	16,610
Total	$147,287	$(63,560)	$53,985	$(48,459)
Closed gains (losses) on derivative instruments
Oil	$(6,012)	$(37,469)	$(46,568)	$(39,101)
Natural gas liquids	873	2,862	1,228	8,453
Natural gas	5,587	9,975	853	27,203
Total	$448	$(24,632)	$(44,487)	$(3,445)
Total revenues	$497,761	$272,038	$1,065,136	$875,350
Production volumes from continuing operations
Oil (MBbl)	3,017	2,764	8,601	7,670
Natural gas liquids (MMgal)	46.5	36.7	129.2	98.5
Natural gas (MMcf)	15,156	14,868	43,956	43,428
Production volumes from continuing operations (MBOE)	6,651	6,116	19,003	17,253
Total production volumes (MBOE)	6,652	6,758	19,168	19,159
Average realized prices excluding effects of open non-cash mark-to-market derivative instruments
Oil (per barrel)	$84.33	$89.67	$84.92	$87.59
Natural gas liquids (per gallon)	$0.69	$0.75	$0.71	$0.74
Natural gas (per Mcf)	$4.27	$4.06	$4.34	$4.14
Average realized prices excluding derivative instruments
Oil (per barrel)	$86.33	$103.22	$90.33	$92.69
Natural gas liquids (per gallon)	$0.67	$0.68	$0.70	$0.65
Natural gas (per Mcf)	$3.90	$3.39	$4.32	$3.51
Other costs per BOE from continuing operations
Oil, natural gas liquids and natural gas production expenses	$10.18	$10.76	$10.52	$11.07
Production and ad valorem taxes	$3.87	$3.63	$4.27	$4.00
Depreciation, depletion and amortization	$20.71	$20.27	$20.85	$19.10
Exploration expense	$1.24	$1.46	$1.24	$0.81
General and administrative expense	$4.18	$5.06	$4.92	$5.03
Capital expenditures	$356,725	$257,759	$950,993	$892,691

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

As of September 30, 2014, Energen had entered into the following transactions for the remainder of 2014 and subsequent years:

Production Period	Total Hedged Volumes		Average Contract Price	Description	Fair Value (in thousands)
Oil
2014	2,502	MBbl	$92.66 Bbl	NYMEX Swaps	$6,155
2015	8,280	MBbl	$89.30 Bbl	NYMEX Swaps	12,615
Oil Basis Differential
2014	300	MBbl	$(3.30) Bbl	WTS/WTI Basis Swaps*	1,115
2014	600	MBbl	$(3.08) Bbl	WTI/WTI Basis Swaps**	2,736
2015	2,160	MBbl	$(4.30) Bbl	WTS/WTI Basis Swaps*	(181)
2015	6,120	MBbl	$(5.11) Bbl	WTI/WTI Basis Swaps**	(1,979)
Natural Gas Liquids
2014	18.5	MMgal	$0.93 Gal	Liquids Swaps	1,316
Natural Gas
2014	2.6	Bcf	$4.57 Mcf	NYMEX Swaps	1,209
2014	7.6	Bcf	$4.62 Mcf	Basin Specific Swaps - San Juan	4,954
2014	2.6	Bcf	$3.81 Mcf	Basin Specific Swaps - Permian	(358)
2015	23.0	Bcf	$4.13 Mcf	Basin Specific Swaps - San Juan	5,097
2015	6.0	Bcf	$4.20 Mcf	Basin Specific Swaps - Permian	1,924
Natural Gas Basis Differential
2014	1.5	Bcf	$(0.09) Mcf	San Juan Basis Swaps	(54)
2014	0.6	Bcf	$(0.17) Mcf	Permian Basis Swaps	(14)
September 2014 contracts (closed but not cash settled)					(30)
Total					$34,505
*WTS - West Texas Sour/Midland, WTI - West Texas Intermediate/Cushing
**WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing

Realized prices are anticipated to be lower than New York Mercantile Exchange prices primarily due to basis differences and other factors.

Additionally, we have entered into certain sales volume and supply target arrangements with certain customers. A failure to meet sales volume targets at Energen due to miscalculations, weather events, natural disasters, accidents, mechanical failures, criminal acts or otherwise could leave us exposed to our counterparties in commodity hedging contracts and result in material adverse financial losses.

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

Interest rate risk: Our interest rate exposure as of September 30, 2014 primarily relates to our syndicated credit facilities with variable interest rates. At September 30, 2014, we had interest rate swap agreements with a notional of $150 million. The interest rate swaps exchange a variable interest rate for a fixed interest rate of 1.0425 percent. The fair value of our interest rate swaps was a $1.0 million liability at September 30, 2014. The weighted average interest rate for amounts outstanding at September 30, 2014 was 1.66 percent. The Company’s interest rate exposure on long-term debt as of September 30, 2014 was minimal since approximately 88 percent of long-term debt obligations were at fixed rates.

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

(b)
During the period covered by this report, Energen completed the sale of Alabama Gas Corporation (Alagasco). Prior to the sale, certain Energen financial reporting processes were performed through the Alagasco accounting system. Subsequent to the sale, these processes were performed through the accounting system of Energen Resources. Also, during the period covered by this report, Energen transitioned the processing of payroll to a third party service organization. These changes resulted in changes to internal controls in the financial reporting and payroll processes.

There were no other changes in our internal controls that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Energen and its affiliates are, from time to time, parties to various pending or threatened legal proceedings. Certain of these lawsuits include claims for punitive damages in addition to other specified relief. Various pending or threatened legal proceedings are in progress currently. See Note 8, Commitments and Contingencies, in the Condensed Notes to Unaudited Consolidated Financial Statements for further discussion with respect to legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1, 2014 through July 31, 2014	—		$—	—	8,992,700	**
August 1, 2014 through August 31, 2014	—		—	—	8,992,700	**
September 1, 2014 through September 30, 2014	7,990	*	79.56	—	8,992,700	**
Total	7,990		$79.56	—
Share Purchase Plans					3,600,000	***
*Acquired in connection with tax withholdings and payment of exercise price on stock compensation plans.

**By resolution adopted May 24, 1994, and supplemented by resolutions adopted April 26, 2000 and June 24, 2006, the Board of Directors authorized Energen to repurchase up to 12,564,400 shares of Energen common stock.

***By resolution adopted October 22, 2014, the Board of Directors authorized Energen to repurchase up to 3.6 million shares of Energen common stock, replacing and superseding its prior stock repurchase authorizations. The resolution does not have an expiration date and does not limit Energen’s authorization to acquire shares in connection with tax withholdings and payment of exercise price on stock compensation plans.

ITEM 6. EXHIBITS

*10	-
Credit Agreement, dated September 2, 2014, by and among Energen Corporation, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the institutions named therein as lenders which was filed as Exhibit 10.1 to Energen’s Current Report on Form 8-K, dated September 2, 2014.

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
ended September 30, 2014 are formatted in XBRL

*Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

ENERGEN CORPORATION

November 7, 2014	By	/s/ J. T. McManus, II
J. T. McManus, II Chairman, Chief Executive Officer and President of Energen Corporation

November 7, 2014	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr. Vice President, Chief Financial Officer and Treasurer of Energen Corporation

November 7, 2014	By	/s/ Russell E. Lynch, Jr.
Russell E. Lynch, Jr. Vice President and Controller of Energen Corporation