Form 10-K
period 2014-12-31
ENERGEN CORP
filed 2015-03-02
CIK 277595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

Commission file number 1-7810
Energen Corporation
(Exact name of registrant as specified in its charter)

Alabama	63-0757759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

605 Richard Arrington Jr. Boulevard North, Birmingham, Alabama 35203-2707	35203-2707
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code
(205) 326-2700

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014: $6,440,598,008

Number of shares outstanding of the registrant’s common stock as of February 16, 2015: 72,991,974 shares

DOCUMENTS INCORPORATED BY REFERENCE
Energen Corporation Proxy Statement to be filed on or about March 18, 2015 (Part III, Item 10-14)

INDUSTRY GLOSSARY

For a more complete definition of certain terms defined below, as well as other terms and concepts applicable to successful efforts accounting, please refer to Rule 4-10(a) of Regulation S-X, promulgated pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended.

Basis	The difference between the futures price for a commodity and the corresponding cash spot price. This commonly is related to factors such as product quality, location and contract pricing.

Basin Specific	A type of derivative contract whereby the contract’s settlement price is based on specific geographic basin indices.

Bbl	A standard barrel containing 42 United States gallons.

Bcf	One billion cubic feet of natural gas.

BOE
One barrel of oil equivalent, a standard conversion used to express oil and natural gas volumes on a comparable oil equivalent basis. Natural gas equivalents are determined under the relative energy content method by using the ratio of six Mcf of natural gas to one barrel of oil.

Cash Flow Hedge
The designation of a derivative instrument to reduce exposure to variability in cash flows from the forecasted sale of oil, natural gas liquids or natural gas production whereby the gains (losses) on the derivative transaction are anticipated to offset the losses (gains) on the forecasted sale.

Collar
A contractual arrangement that effectively establishes a price range between a floor and a ceiling for the underlying commodity. The purchaser bears the risk of fluctuation between the minimum (or floor) price and the maximum (or ceiling) price.

Development Costs	Costs necessary to gain access to, prepare and equip development wells in areas of proved reserves.

Development Well	A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

Downspacing	An increase in the number of available drilling locations as a result of a regulatory commission order.

Dry Well	An exploratory or a development well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

Exploration Expenses	Costs primarily associated with drilling unsuccessful exploratory wells in undeveloped properties or exploratory geological and geophysical activities.

Exploratory Well
A well drilled to find and produce oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

Futures Contract
An exchange-traded contractual arrangement to buy or sell a standard quantity and quality of a commodity at a specified future date and price. Such contracts offer liquidity and minimal credit risk exposure but lack the flexibility of swap contracts.

Hedging	The use of derivative commodity instruments such as futures, swaps, options and collars to help reduce financial exposure to commodity price volatility.

Gross Well or Acre	A well or acre in which a working interest is owned.

LIBOR	London Interbank Offered Rate.

MBbl	One thousand barrels of oil.

MBOE	One thousand BOE.

MBOE/d	One thousand BOE per day.

Mcf	One thousand cubic feet of natural gas.

MMBOE	One million BOE.

MMcf	One million cubic feet of natural gas.

MMcfe	One million cubic feet of natural gas equivalent.

MMgal	One million gallons of natural gas liquids.

Natural Gas Liquids (NGL)	Liquid hydrocarbons that are extracted and separated from the natural gas stream. NGL products include ethane, propane, butane, natural gasoline and other hydrocarbons.

Net Well or Acre	A net well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one.

NYMEX	New York Mercantile Exchange.

Operational Enhancement	Any action undertaken to improve production efficiency of oil and natural gas wells and/or reduce well costs.

Operator	The company responsible for exploration, development and production activities for a specific project.

Pay-Add	An operation within a currently producing wellbore that attempts to access and complete an additional pay zone(s) while maintaining production from the existing completed zone(s).

Pay Zone	The stratigraphic horizon from which oil and natural gas is produced.

Production (Lifting) Costs	Costs incurred to operate and maintain wells.

Productive Well	An exploratory or a development well that is not a dry well.

Proved Developed Reserves	The portion of proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.

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

Proved Reserves-to-Production Ratio
Ratio expressing years of supply determined by dividing the remaining recoverable proved reserves at year end by actual annual production volumes. The reserve-to-production ratio is a statistical indicator with certain limitations, including predictive value. The ratio varies over time as changes occur in production levels and remaining recoverable proved reserves.

SEC	The United States Securities and Exchange Commission.

Service Well	A well employed for the introduction into an underground stratum of water, gas or other fluid under pressure or disposal of salt water produced with oil or other waste.

Sidetrack Well	A new section of wellbore drilled from an existing well.

Swap
A contractual arrangement in which two parties, called counterparties, effectively agree to exchange or “swap” variable and fixed rate payment streams based on a specified commodity volume. The contracts allow for flexible terms such as specific quantities, settlement dates and location but also expose the parties to counterparty credit risk.

Working Interest	Ownership interest in the oil and natural gas properties that is burdened with the cost of development and operation of the property.

Workover	A major remedial operation on a completed well to restore, maintain, or improve the well’s production such as deepening the well or plugging back to produce from a shallow formation.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, appearing in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are noted in Energen’s disclosure and analysis as permitted by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among other things, statements about our expectations, beliefs, intentions or business strategies for the future, statements concerning our outlook with regard to timing and amount of future production of oil, natural gas liquids and natural gas, price realizations, nature and timing of capital expenditures for exploration and development, plans for funding operations and drilling program capital expenditures, timing and success of specific projects, operating costs and other expenses, proved oil and natural gas reserves, liquidity and capital resources, outcomes and effects of litigation, claims and disputes and derivative activities. In particular, forward-looking statements may include words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “foresee”, “intend”, “may”, “plan”, “potential”, “predict”, “project”, “seek”, “will” or other words or expressions concerning matters that are not historical facts. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing.

Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	volatility of oil, natural gas liquids and natural gas prices;

•	uncertainties about the estimates of our proved oil, natural gas liquids and natural gas reserves;

•	drilling risks;

•	risks associated with our concentration of operations in the Permian Basin of west Texas and New Mexico and the San Juan Basin in New Mexico and Colorado;

•	competition in the oil and natural gas industry;

•	the adequacy of our capital resources, access to financing and liquidity;

•	operational risks including risks of personal injury, property damage and environmental damage;

•	changes in the regulatory environment at the federal, state, or local level and our ability to comply with regulations promulgated by the various regulatory bodies;

•
changes in and the effects of environmental and other governmental regulation that applies to our operations, including new legislation or regulation of hydraulic fracturing, water use and disposal, permitting and other legal requirements;

•	instability in the domestic and global capital and credit markets;

•	financial strength of the purchasers of our oil and the counterparties to our derivative contracts;

•	changes in domestic and global economic and business conditions that impact the demand for oil, natural gas liquids and natural gas;

•	the availability, capacity and cost of oilfield equipment, pipeline and transportation facilities, gathering and processing facilities, supplies and services;

•
uncertainties about our ability to successfully execute our business and financial plans and strategies, including but not limited to our ability to economically develop our proved oil, natural gas liquids and natural gas reserves and to replace those reserves as scheduled as well our ability to project future rates of production and the timing of development expenditures;

•	the effectiveness of and our ability to use derivative instruments as part of our risk management activities;

•	the costs and effects of litigation; and

•	acts of nature, sabotage, terrorism or other malicious intentional acts (including cyber-attacks), war and other similar acts that disrupt operations or cause damage greater than covered by insurance.

See Item 1A, Risk Factors, for a discussion of risk factors that may affect Energen and cause material variances from forward-looking statement expectations. The Item 1A, Risk Factors, discussion is incorporated by reference into this forward-looking statement disclosure.

Except as otherwise disclosed, the forward-looking statements do not reflect the impact of possible or pending acquisitions, investments, divestitures or restructurings. The absence of errors in input data, calculations and formulas used in estimates, assumptions and forecasts cannot be guaranteed. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any of these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

PART I

ITEM 1.    BUSINESS

General

Energen Corporation (Energen or the Company) is an oil and natural gas exploration and production company engaged in the exploration, development and production of oil and natural gas liquids-rich properties and natural gas in the Permian Basin in west Texas and the San Juan Basin in New Mexico and Colorado. Headquartered in Birmingham, Alabama, our operations are conducted through our subsidiary, Energen Resources Corporation (Energen Resources).

Prior to September 2, 2014, Energen owned Alabama Gas Corporation (Alagasco), which was engaged in the purchase, distribution and sale of natural gas principally in central and north Alabama. On September 2, 2014, Energen completed the transaction to sell Alagasco to The Laclede Group, Inc. (Laclede) for $1.6 billion, less the assumption of $267 million in debt. The net pre-tax proceeds to Energen totaled approximately $1.32 billion resulting in a pre-tax gain of $726.5 million. This sale had an effective date of August 31, 2014. Energen used cash proceeds from the sale to reduce long-term and short-term indebtedness. During the second quarter of 2014, Energen classified Alagasco as held for sale and reflected the associated operating results in discontinued operations. See Note 15, Discontinued Operations and Held for Sale Properties, for further information regarding the sale of Alagasco.

Energen was incorporated in 1978 in connection with a corporate reorganization completed in 1979 which resulted in Energen becoming the parent company to Energen Resources, which was formed in 1971, and Alagasco. Alagasco was formed by merger in 1948. As noted above, Alagasco was sold in 2014 to The Laclede Group.

Energen maintains a web site with the address www.energen.com. Information contained on this web site is not incorporated by reference into this report. Energen makes available free of charge through its web site the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. Also, these reports are available in print upon shareholder request. These reports are available as soon as reasonably practicable after being electronically filed with or furnished to the Securities and Exchange Commission. Energen’s web site also includes its Business Conduct Guidelines, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter and Governance and Nominations Committee Charter, each of which is available in print upon shareholder request.

Narrative Description of Business

•	Oil and Natural Gas Operations
General: Energen’s operations focus on increasing production and adding proved reserves through the development of oil, natural gas liquids and natural gas properties. In addition, Energen explores for and develops new reservoirs, primarily in areas in which it has an operating presence. All oil, natural gas liquids and natural gas production is sold to third parties. Energen operates its properties for its own interest and that of its joint interest owners. This role includes overall project management and day-to-day decision-making relative to project operations.

At the end of 2014, Energen’s proved reserves totaled 372.7 MMBOE. Substantially all of these proved reserves are located in the Permian Basin in west Texas and the San Juan Basin in New Mexico and Colorado. Approximately 71 percent of Energen’s year-end proved reserves are proved developed reserves. Energen’s proved reserves are long-lived, with a year-end proved reserves-to-production ratio of 14 years. Oil, natural gas liquids and natural gas represent approximately 49 percent, 20 percent and 31 percent, respectively, of Energen’s proved reserves.

Property Acquisitions and Dispositions: In October 2013, Energen completed the sale of its Black Warrior Basin coalbed methane properties in Alabama for $160 million (subject to closing adjustments). Energen recorded a pre-tax gain on the sale of approximately $35 million in the fourth quarter of 2013 that was reflected in gain on disposal of discontinued operations in the year ended December 31, 2013. At December 31, 2012, proved reserves associated with Energen’s Black Warrior Basin properties totaled 97 Bcf of natural gas.

In March 2014, Energen completed the sale of its North Louisiana/East Texas natural gas and oil properties for $30.3 million. The sale had an effective date of December 1, 2013, and the proceeds from the sale were used to repay short-term obligations. During the third quarter of 2013, Energen classified these primarily natural gas properties as held for sale and reflected the associated operating results in discontinued operations. Energen recognized non-cash impairment writedowns on these properties in 2014 of $1.9 million pre-tax to adjust the carrying amount of these properties to their fair value based on an estimate of the selling price of the properties. Energen also recognized non-cash impairment writedowns on these properties in the third and fourth quarters of 2013 of $24.6 million pre-tax and $5.2 million pre-tax, respectively. These non-cash impairment writedowns are reflected in gain on disposal of discontinued operations, net on the consolidated income statements. At December 31, 2013, proved reserves associated with Energen’s North Louisiana/East Texas properties totaled 23 Bcf of natural gas and 91 MBbl of oil.

In February 2015, Energen entered into a purchase and sale agreement to sell the majority of its natural gas assets in the San Juan Basin in New Mexico and Colorado for approximately $395 million. This sale is expected to close March 31, 2015, and have an effective date of January 1, 2015. During the third and fourth quarters of 2014, non-cash impairment writedowns of $147.9 million pre-tax and $88.1 million pre-tax, respectively, were recognized by Energen on certain natural gas properties in the San Juan Basin to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows in the third quarter and based on direct market data in the fourth quarter as these properties were designated as held for sale as of December 31, 2014. These non-cash impairment writedowns are reflected in asset impairment on the consolidated income statement. At December 31, 2014, proved reserves associated with these San Juan Basin properties totaled 69,043 MBOE.

Growth Strategy: Energen is focused on increasing its oil, natural gas liquids and natural gas production and proved reserves largely through the drill bit. The Company engages in active development and/or exploratory programs in the Permian and San Juan basins and seeks to expand its footprint in its areas of existing operation primarily through tuck acquisitions of proved properties and unproved leasehold. Energen operated approximately 95 percent of its proved reserves at December 31, 2014.

Since the end of fiscal year 1995, Energen has invested approximately $1.9 billion to acquire proved and unproved reserves, $4.7 billion in related development and $2.8 billion in exploration. Energen’s capital spending plans for 2015 target a total investment of approximately $1.0 billion, the bulk of which will focus on drilling and development activities on its existing properties, with approximately 92 percent targeting the liquids-rich Permian Basin and the remainder primarily targeting the Mancos shale oil formation in the San Juan Basin. Energen may choose to allocate additional capital during the year for property acquisitions and/or increased drilling and development activities.

Energen’s development activities can result in the addition of new proved reserves and can serve to reclassify proved undeveloped reserves to proved developed reserves. Proved reserve disclosures are provided annually, although changes to reserve classifications occur throughout the year. Accordingly, additions of new proved reserves from development activities can occur throughout the year and may result from numerous factors including, but not limited to, regulatory approvals for drilling unit downspacing that increase the number of available drilling locations; changes in the economic or operating environments that allow previously uneconomic locations to be added; technological advances that make reserve locations available for development; successful development of existing proved undeveloped reserve locations that reclassify adjacent probable locations to proved undeveloped reserve locations; increased knowledge of field geology and engineering parameters relative to oil and natural gas reservoirs; and changes in management’s intent to develop certain opportunities.

During the three years ended December 31, 2014, Energen’s development and exploratory efforts have added 224 MMBOE of proved reserves from the drilling of 1,127 gross development, exploratory and service wells (including 3 sidetrack wells) and 251 well recompletions and pay-adds. In 2014, Energen’s successful development and exploratory wells and other activities added approximately 130 MMBOE of proved reserves; Energen drilled 346 gross development, exploratory and service wells (no sidetrack wells were drilled), performed some 48 well recompletions and pay-adds, and conducted other operational enhancements. Energen’s production from continuing operations totaled 25.7 MMBOE in 2014 and in 2015 is estimated to range from 21.4 MMBOE to 22.4 MMBOE, with a midpoint of 21.9 MMBOE, including approximately 18.4 MMBOE of estimated production from proved reserves owned at December 31, 2014. Energen’s 2015 production estimate excludes volumes from the San Juan Basin assets held for sale at December 31, 2014. Such assets produced an estimated 6.6 MMBOE in 2014.

Drilling Activity: The following table sets forth the total number of net productive and dry exploratory and development wells drilled:

Years ended December 31,	2014	2013	2012
Development:
Productive	80.2	169.5	239.9
Dry	—	—	—
Total	80.2	169.5	239.9
Exploratory:
Productive	109.4	89.1	74.1
Dry	1.0	0.9	1.1
Total	110.4	90.0	75.2

As of December 31, 2014, Energen was participating in the drilling of 3 gross (2.9 net) development and 20 gross (14.1 net) exploratory wells. In addition to the development wells drilled, Energen drilled 22.5, 9.8 and 47.8 net service wells during 2014, 2013 and 2012, respectively. As of December 31, 2014, Energen was participating in the drilling of 1 gross (1 net) service well.

Productive Wells and Acreage: The following table sets forth the total gross and net productive gas and oil wells as of December 31, 2014, and developed and undeveloped acreage as of the latest practicable date prior to year end:

	Gross	Net
Oil wells	5,252	3,440
Gas wells	2,663	1,420
Developed acreage	677,503	500,744
Undeveloped acreage	217,579	157,224

There were 6 wells with multiple completions in 2014. All wells and acreage are located onshore in the United States, with the majority of the net undeveloped acreage located in Texas, New Mexico and Colorado.

Concentration of Credit Risk: Revenues and related accounts receivable from oil and natural gas operations primarily are generated from the sale of produced oil and natural gas to energy marketing companies. Such sales are typically made on an unsecured credit basis with payment due the month following delivery. This concentration of sales to the energy marketing industry has the potential to affect Energen’s overall exposure to credit risk, either positively or negatively, in that our oil and natural gas purchasers may be affected similarly by changes in economic, industry or other conditions. Energen considers the credit quality of its purchasers and, in certain instances, may require credit assurances such as a deposit, letter of credit or parent guarantee. The two largest purchasers of Energen’s oil and natural gas, Plains Marketing, LP (Plains) and HollyFrontier Corporation (HollyFrontier), accounted for approximately 39 percent and 15 percent, respectively, of Energen’s accounts receivable for commodity sales as of December 31, 2014. Energen’s other purchasers each accounted for less than 9 percent of these accounts receivable as of December 31, 2014. During the year ended December 31, 2014, Plains and HollyFrontier accounted for approximately 37 percent and 13 percent, respectively, of total revenues. All other oil and natural gas purchasers each accounted for less than 10 percent of total revenues for the year ended December 31, 2014.

Risk Management: Energen attempts to lower the commodity price risk associated with its oil and natural gas business through the use of swaps and basis swaps. Energen has policies in place to limit hedging to not more than 80 percent of its estimated annual production; however, Energen’s credit facility contains a covenant that operates to limit hedging at a lower threshold in certain circumstances. Energen recognizes all derivatives on the balance sheet and measures all derivatives at fair value. Prior to June 30, 2013, the Company utilized cash flow hedge accounting, where applicable, for its derivative transactions. Effective June 30, 2013, Energen discontinued the use of cash flow hedge accounting and dedesignated all remaining derivative commodity instruments that were previously designated as cash flow hedges.

See the Cautionary Statement Regarding Forward-Looking Statements preceding Item 1, Business, and Item 1A, Risk Factors, for further discussion with respect to price and other risks.

•	Environmental Matters and Climate Change
Various federal, state and local environmental laws and regulations apply to the operations of Energen. Historically, the cost of environmental compliance has not materially affected our financial position, results of operations or cash flows. New regulations, enforcement policies, claims for damages or other events could result in significant unanticipated costs.

Federal, state and local legislative bodies and agencies frequently exercise their respective authority to adopt new laws and regulations and to amend and interpret existing laws and regulations. Such law and regulation changes may occur with little prior notification, subject Energen to cost increases, and impose restrictions and limitations on our operations. Examples of law and regulatory changes with the potential to materially impact Energen include, but are not limited to, measures dealing with hydraulic fracturing, emission limits and reporting and the repeal of certain oil and natural gas tax incentives and deductions.

Energen regularly utilizes hydraulic fracturing in its drilling and completion activities. Energen’s first widespread use of hydraulic fracturing occurred during the 1980s when we successfully pioneered the exploration and development of coalbed methane in Alabama’s Black Warrior Basin.

Hydraulic fracturing is a well-established reservoir stimulation technique used throughout the oil and natural gas industry for more than 60 years. After a well has been drilled, hydraulic fracturing is used during the completion process to form small fractures in the target formation through which the natural gas or oil can flow. The fractures are created when a water-based fluid is pumped at a calculated rate and pressure into the natural gas- or crude oil-bearing rock. The fracture fluid is a mixture composed primarily of water and sand or inert ceramic, sand-like grains; it also contains a small percentage of special purpose chemical additives (which are highly diluted-typically less than one percent by volume) that can vary by project. The millimeter-thick cracks or fractures in the target formation are propped open by the sand, thereby allowing the crude oil or natural gas to flow from tight (low permeability) reservoirs into the well bore.

Various states in which we operate have adopted a variety of well construction, set back, and disclosure regulations limiting how drilling can be performed and requiring various degrees of chemical and water usage disclosure for operators that employ hydraulic fracturing. We are complying with these additional regulations as part of our routine operations and within the normal execution of our business plan. The adoption of additional federal or state regulations, however, could impose significant new costs and challenges. For example, adoption of new hydraulic fracturing permitting requirements could significantly delay or prevent new drilling. Adoption of new regulatory restrictions on the use of hydraulic fracturing could reduce the amount of oil and gas able to be recovered from our proved reserves. The degree to which additional oil and natural gas industry regulation may impact our future operations and results will depend on the extent to which we utilize the regulated activity and whether the geographic locations in which we operate are subject to the new regulation.

Existing federal, state and local environmental laws and regulations also have the potential to increase costs, reduce liquidity, delay operations and otherwise alter business operations. These existing laws and regulations include, but are not limited to, the Clean Air Act; the Clean Water Act; Oil Pollution Prevention: Spill Prevention, Control, and Countermeasure regulations; Toxic Substances Control Act; Resource Conservation and Recovery Act; and the Federal Endangered Species Act. Compliance with these and other environmental laws and regulations is undertaken as part of Energen’s routine operations. Energen does not separately track costs associated with these routine compliance activities.

Climate change, whether arising through natural occurrences or human activities, may have a significant impact upon the operations of Energen. Volatile weather patterns and the resulting environmental impact may adversely affect our results of operations, financial position and cash flows. We are unable to predict the timing or manifestation of climate change or reliably estimate the impact to Energen. However, climate change could affect our operations as follows:

•	sustained increases or decreases to the supply and demand of oil, natural gas liquids and natural gas;

•
potential disruption to third-party facilities to which Energen delivers. Such facilities include third-party oil and gas gathering, transportation, processing and storage facilities and are typically limited in number and geographically concentrated.

Under oversight of the Site Remediation Section of the Railroad Commission of Texas, the Company is currently in the process of cleanup and remediation of oil and gas wastes in nine reserve pits in Mitchell County, Texas. We estimate that the cleanup, remediation and related costs will approximate $2.5 million of which $1.9 million has been incurred.

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

•	Employees
The Company has approximately 550 employees. Energen believes that its relations with employees are good.

ITEM 1A. RISK FACTORS

The future success and continued viability of our business, like any venture, is subject to many recognized and unrecognized risks and uncertainties. Such risks and uncertainties could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management. The following list identifies and briefly summarizes certain risk factors. The list should not be viewed as complete or comprehensive, as the risks below are not the only risks facing Energen. Energen could also be affected by additional risks and uncertainties we currently deem to be immaterial or risks that are currently not known or have yet to be identified by us. If any of the following risks were to occur, our business, financial condition or results of operations could be materially adversely affected; and such events could impair our ability to implement business plans or complete development activities as scheduled. In such a case, the trading price of our shares could decline; and shareholders could lose part or all of their investment.

We undertake no obligation to correct or update such risk factors whether as a result of new information, future events or otherwise. These risk factors should be read in conjunction with our disclosure specific to forward-looking statements made elsewhere in this report under the heading Cautionary Statement Regarding Forward-Looking Statements.

Risks Related to Our Business

Commodity prices for crude oil and natural gas are volatile, and a substantial reduction in commodity prices could adversely affect our financial results and operations.

Our business is significantly impacted by commodity prices, and historical markets for oil, natural gas liquids and natural gas have been volatile. Energen’s revenues, operating results, profitability and cash flows depend primarily upon the prices realized for our oil, natural gas liquids and natural gas production.

We have more oil proved reserves than natural gas proved reserves, so oil prices are more likely to have an impact on our business than natural gas prices. Approximately 49 percent of our December 31, 2014 proved reserves are oil. Commodity prices for oil, natural gas liquids and natural gas are reflections of supply and demand and are subject to many factors that are beyond our control, including:

•
the domestic and foreign supply of oil, natural gas liquids and natural gas, including the ability of the members of the Organization of the Petroleum Exporting Countries and other exporting countries to agree on and maintain oil price and production controls;

•	the level of consumer demand for oil, natural gas liquids and natural gas;

•	global oil and natural gas inventory levels;

•	the availability, proximity and capacity of transportation facilities and processing facilities;

•	worldwide economic conditions;

•	commodity price disparities between delivery points and applicable index prices;

•	the supply, demand and pricing of alternative sources of energy or fuels and the effects of energy conservation efforts or technological advances in energy consumption;

•	weather conditions;

•	changes in political conditions in major oil and natural gas producing regions and

•	domestic, local and foreign governmental regulations and taxes.

Substantial reductions in oil, natural gas liquids and natural gas prices would reduce our revenue and cash flows and potentially reduce the amount of oil and natural gas that we can economically produce resulting in a reduction in the proved oil and natural gas reserves we could recognize. Thus, significant and sustained commodity price reductions could materially and adversely affect our financial condition and results of operations which could impact our ability to maintain or increase our current levels of borrowing, our ability to repay current or future indebtedness, our ability to refinance our current indebtedness or obtain additional capital on attractive terms.

Our oil and natural gas proved reserves are estimates, and actual future production may vary significantly and may also be negatively impacted by our inability to invest in production on planned timelines.

There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures. Reserve estimation is a subjective process involving the estimation of volumes to be recovered from underground accumulations of oil and natural gas that are unable to be measured in an exact manner. The reserve estimation process is dependent upon and subject to multiple variables and assumptions, including:

•	oil, natural gas liquids and natural gas prices;

•	timing of development expenditures;

•	the quality, quantity and interpretation of available geological, geophysical and engineering data;

•	the geologic characteristics of the reservoirs;

•	future operating costs, property, severance, excise and other taxes and costs and

•	the effects of compliance with regulatory and contractual requirements.
Additionally, in the event we are unable to fully invest or must alter the timing of our planned investment expenditures, our future revenues, production and proved reserves could be negatively affected.
Drilling for and producing oil and natural gas are high-risk activities with many uncertainties that could impact our expenses or our production volumes.

Drilling involves many risks, including the risk that no commercially productive oil or natural gas reservoirs will be located or economically developed. Our future drilling activities may not be successful and, if unsuccessful, such failure could have a material adverse effect on our future results of operations and financial condition. Anticipated drilling plans and capital expenditures may also be delayed, curtailed or canceled which could result in actual drilling and capital expenditures being substantially different than currently planned, due to:

•	delays resulting from compliance with regulatory or contractual requirements, which may include limitations on hydraulic fracturing or the emission of greenhouse gases;

•	unexpected or unusual pressure or irregularities in geological formations;

•	unexpected drilling conditions;

•	declines in oil, natural gas liquids or natural gas prices;

•	adverse weather conditions, such as tornadoes, snow and ice storms;

•	delays in, limited availability of, or cost to obtain personnel and equipment necessary to complete our drilling, completion and operating activities;

•	equipment or facility failures and accidents or malfunctions resulting in blowouts, fires, explosions, uncontrollable flows of oil, natural gas or well fluids, surface cratering and other events;

•	title related issues;

•	fracture stimulation failures;

•	restricted access to land for drilling;

•	reductions in availability of financing at acceptable rates;

•	strategic changes implemented by management and

•	limitations in the market for oil, natural gas and natural gas liquids.

While all drilling, whether developmental, extension or exploratory, involves these risks, exploratory and extension drilling involve greater risks of dry holes or failure to find and exploit commercially productive quantities of oil and natural gas. We expect to continue to experience exploration and abandonment expense in 2015 and future years.

Our concentration of producing properties in the Permian Basin of west Texas and the San Juan Basin of New Mexico and Colorado makes us vulnerable to risks associated with operating in limited geographic areas.

At December 31, 2014, approximately 75 percent and 24 percent of our total estimated proved reserves were attributable to properties located in the Permian Basin of west Texas and San Juan Basin of New Mexico, respectively. As a result of this geographic concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in these areas caused by:

•	governmental regulation;

•	state politics;

•	processing or transportation capacity constraints;

•	market limitations;

•	water shortages, including restrictions on water usage or other drought related conditions or

•	interruption of the processing or transportation of oil, natural gas liquids or natural gas.

Our industry is highly competitive which makes it challenging for us to acquire properties to replace our proved oil and natural gas reserves, market oil and natural gas and locate and secure qualified personnel.

We operate in a highly competitive environment for acquiring properties to replace our proved oil and natural gas reserves, marketing oil and natural gas and locating and securing qualified personnel. Many of our current and potential competitors possess greater financial, technical and personnel resources than we do. Those competitors may be willing to pay more for exploratory prospects and productive oil and natural gas properties, as well as for trained personnel. Our ability to acquire properties and to find and develop proved reserves in the future will depend on our ability to evaluate and select suitable properties and to execute transactions in an intensely competitive environment. Our failure to acquire properties, market oil and natural gas and secure trained personnel could have a material adverse effect on our production, revenues and results of operations.

Our business is capital intensive, and we may not be able to obtain the needed capital, financing, or to refinance our current indebtedness on satisfactory terms or at all.

Our exploration, development and acquisition activities are capital intensive and constitute the primary use of our capital resources. We make and expect to continue to make significant capital expenditures for the exploration, development and acquisition of oil, natural gas liquids and natural gas reserves. We have historically funded our capital expenditures through cash flows from operations, our credit facility and other borrowings.

If our borrowing capacity decreases, for any reason, we may have limited ability to obtain the capital necessary to support our future operations. If we are unable to obtain necessary financing with appropriate terms, we could experience a decline in our operations. Specifically, a failure to secure additional financing, or necessary refinancing, could result in a reduction of our operations relating to the development of future prospects, which in turn could lead to a decline in our proved oil and natural gas reserves and could adversely affect our future production, revenues and results of operations. The borrowing base of our credit facility is subject to periodic redetermination and is based in part on oil and natural gas prices. A lowering of our borrowing base because of lower oil and natural gas prices or for other reasons could require us to repay indebtedness in excess of the borrowing base, or we might need to further secure the lenders with additional collateral.

The nature of our operations involves many operational risks including the risk of personal injury, property damage and environmental damage, and our insurance policies do not cover all such risks.

Inherent in our oil and natural gas production activities are a variety of hazards and operational risks, including, but not limited to:

•	pipeline and storage leaks, ruptures and spills;

•	equipment malfunctions and mechanical failures;

•	fires and explosions;

•	well blowouts, explosions and cratering;

•	uncontrollable flows of oil, natural gas or well fluids;

•	vandalism;

•	pollution;

•	releases of toxic gases;

•	adverse weather conditions or natural disasters and

•	soil, surface and water or groundwater contamination from petroleum constituents, hydraulic fracturing fluid, or produced water.

Such events could result in loss of human life, significant damage to or destruction of property, environmental pollution or other damage, impairment or suspension of our operations, repair and remediation costs, regulatory investigations and penalties or lawsuits and other substantial financial losses. Furthermore, our oil and natural gas exploration and production activities are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including those noted above. Additionally, the location of certain of our pipeline and storage facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks.

In accordance with customary industry practices, we maintain insurance against some, but not all, of these risks and losses; and the insurance coverages are subject to retention levels and coverage limits. We may elect not to obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. Furthermore, we could be subject to the credit risk of our insurers if we make a claim under our insurance policies. There is no guarantee that we will be able to obtain or maintain our insurance in the future at rates we deem economical and that the insurance we may desire will be offered by insurers. Losses and liabilities arising from uninsured or under-insured events or insurer insolvency, in the event of a claim, could materially and adversely affect our business, financial condition or results of operations.

We are subject to extensive regulation, including numerous federal, state and local laws and regulations as well as legislation and regulations restricting the emissions of “greenhouse gases” that may require significant expenditures or impose significant restrictions on our operations.

We are subject to extensive federal, state and local regulation which significantly influences our operations. Federal, state and local legislative bodies and agencies frequently exercise their respective authority to adopt new laws and regulations and to amend, modify and interpret existing laws and regulations. Such changes can subject us to significant tax or increased expenditures and can impose significant restrictions and limitations on our operations. Noncompliance with these laws and regulations may subject us to administrative, civil or criminal penalties, remedial cleanups, and natural resource damages or other liabilities. Furthermore, we may incur significant costs to remain in compliance with or to return to compliance with applicable regulations if they are revised or reinterpreted or if governmental policies or laws change related to our operations.
The subject of climate change is receiving increasing attention from many parties including legislators and governmental agencies. Debate over whether the climate is changing, possible causes and other possible impacts has been ongoing for several years.

If additional legislation or regulatory programs to reduce emissions of greenhouse gases are adopted, it could require us to incur increased operating costs, such as those for purchasing and operating emissions control systems, acquiring emissions allowances or complying with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming and using oil and natural gas, and thereby negatively impact the demand for the oil, natural gas liquids and natural gas we produce. Consequently, legislation and regulatory programs related to greenhouse gases could adversely affect our production, revenues and results of operations.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing, as well as governmental reviews of such activities, could result in increased costs and additional operating restrictions or delays and adversely affect our production.

Energen regularly utilizes hydraulic fracturing in its drilling and completion activities, and hydraulic fracturing is a common practice that is used in the oil and gas industry to stimulate production of hydrocarbons from tight (low permeability) formations. After a well has been drilled, hydraulic fracturing is used during the completion process to form small fractures in the target formation through which the oil, natural gas liquids or natural gas can flow. The fractures are created when a water-based fluid is pumped at a calculated rate and pressure into the crude oil- or natural gas-bearing rock. The fracture fluid is a mixture composed primarily of water and sand or inert ceramic, sand-like grains; it also contains a small percentage of special purpose chemical additives (which are highly diluted-typically less than one percent by volume) that can vary by project. The millimeter-thick cracks or fractures in the target formation are propped open by the sand, thereby allowing the crude oil or natural gas to flow from tight reservoirs into the well bore.

The hydraulic fracturing process is typically regulated by state oil and gas commissions. However, under the Safe Drinking Water Act’s Underground Injection Control Program, the EPA has assumed regulatory authority of hydraulic fracturing involving diesel additives and issued revised permitting guidance in February 2014 requiring facilities to obtain permits to use diesel additives in hydraulic fracturing activities. Legislation intended to provide for federal regulation of hydraulic fracturing and require disclosure of the chemicals used has been introduced and considered by the U.S. Congress. In addition, Texas and New Mexico, two states in which we operate, have adopted, and other states are considering adopting, regulations that could impose new or stricter permitting, disclosure and well construction requirements on companies that perform hydraulic fracturing. Consideration and efforts to regulate hydraulic fracturing by local, state and federal authorities are increasing; and local land use restrictions, such as county and city ordinances, may restrict or prohibit any type of drilling or hydraulic fracturing. If additional federal, state or local restrictions are adopted in the areas we operate or plan to operate, we may incur significant costs to comply with the requirements, experience delays or have to curtail our exploration, development, or production activities. Additionally, such restrictions could reduce the amount of oil and gas that we are able to recover from our proved reserves.

Our operations are dependent on the availability, use and disposal of water; and restrictions on our ability to acquire or dispose of water could cause us to incur substantial costs in the acquisition, usage and disposal of water.

Water is a key component of both the drilling and hydraulic fracturing processes. Historically, we have been able to obtain water from various local sources for use in our operations. Texas is experiencing severe drought conditions that have persisted for the last several years. Several local water districts may begin restricting the use of water subject to their jurisdiction for drilling and hydraulic fracturing in order to protect the local water supply during the drought conditions. If we are unable to obtain water to use in our operations from local sources, we may have to incur substantial costs to produce oil and natural gas and it may make it uneconomical to produce in that area. Our drilling procedures produce water of which we must dispose. We could be unable to dispose of our wastewater or face increased costs and procedures for disposal as a result of changes in federal or local legislation governing the disposal of drilling wastewater.

We periodically evaluate our proved and unproved oil and natural gas properties for impairment and could be required to recognize non-cash charges in our statements of income in future periods. If commodity prices for oil, natural gas liquids or natural gas decline or our drilling efforts are unsuccessful, we may be required to writedown the carrying values of certain oil and natural gas properties.

We periodically review the carrying value of our proved and unproved oil and natural gas properties for possible impairment on a field-by-field basis. We monitor our oil and natural gas properties as well as the market and business environments in which we operate and make assessments about events that could result in potential impairment issues, which include, but are not limited to, downward commodity price trends, unanticipated increased operating costs and lower than expected production performance. If a material event occurs, we perform an evaluation to determine whether the asset is impaired. If the quantity of potential reserves determined by such evaluations is insufficient to fully recover the cost invested in the respective project, we will record an impairment loss in our statements of income.

We are exposed to counterparty credit risk as a result of our concentrated customer base.

Revenues and related accounts receivable from oil and natural gas operations primarily are generated from the sale of produced oil, natural gas liquids and natural gas to a small number of energy marketing companies. Such sales are typically made on an unsecured credit basis with payment due the month following delivery. This concentration of sales to a limited number of customers in the energy marketing industry has the potential to affect our overall exposure to credit risk, either positively or negatively, based on changes in economic, industry or other conditions specific to a single customer or to the energy marketing industry generally. We consider the credit quality of our customers and, in certain instances, may require credit assurances such as a deposit, letter of credit or parent company guarantee.

We are subject to financing and interest rate exposure risks. Volatility in global financial markets, negative operating results, certain strategic business decisions, or other matters resulting in a downgrade in, or a negative outlook with respect to, our credit ratings could negatively impact our cost of and our ability to access capital for future development and working capital needs.

We rely on access to credit markets, and turmoil or volatility in the global financial markets could lead to a contraction in credit availability and negatively impact our ability to finance our operations. Global financial market turmoil, as has been experienced in last decade, could materially affect our operations, liquidity and financial condition through the adverse impacts such turmoil can have on the debt and equity capital markets. Market volatility and credit market disruption may severely limit credit availability, and issuer credit ratings can change rapidly. A significant reduction in cash flows from operations or the availability of credit could limit our ability to pursue acquisition opportunities or reduce cash flow used for drilling which could materially and adversely affect our ability to achieve our planned growth and operating results.

The availability and cost of credit market access is significantly influenced by market events and rating agency evaluations for lenders and Energen. In addition to operating results, business decisions relating to recapitalization, refinancing, restructuring, acquisition and disposition transactions involving Energen may negatively impact market and rating agency considerations regarding the credit of Energen, and management periodically considers these types of transactions.

Our derivative risk management activities may limit our potential gains and involve other risks that could result in financial losses.

Although we make use of futures, swaps, options, collars and fixed-price contracts to mitigate price risk, fluctuations in future oil, natural gas liquids and natural gas prices could materially affect our financial position, results of operations and cash flows. Furthermore, such risk mitigation activities may cause our financial position and results of operations to be materially different from results that would have been obtained had such risk mitigation activities not been implemented. The changes in the fair market value of our derivative contracts as reported in our consolidated statements of income may result in significant non-cash gains or losses.

The effectiveness of such risk mitigation assumes that counterparties maintain satisfactory credit quality and that actual sales volumes will generally meet or exceed the volumes subject to the futures, swaps, options, collars and fixed-price contracts. A substantial failure to meet sales volume targets, whether caused by miscalculations, weather events, natural disaster, accident, mechanical failure, criminal act or otherwise, could leave us financially exposed to our counterparties and result in material adverse financial consequences to Energen. The adverse effect could be increased if the adverse event was widespread enough to move market prices against our position.

Derivatives reform legislation which has been adopted by the U.S. Congress, or additions to or changes in the legislation, could negatively impact our ability to use derivative instruments as part of our risk management activities.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law. Title VII of the Dodd-Frank Act establishes federal oversight and regulation of the over-the-counter derivatives markets and participants in such markets and requires the Commodities Futures Trading Commission (CFTC) and the SEC to promulgate implementing rules and regulations. These rules and regulations will cover, among other transactions, transactions linked to crude oil and natural gas prices.  We believe Energen’s derivative transactions qualify for the end-user exception which exempts them from certain Dodd-Frank Act margin and exchange clearing requirements pursuant to final regulations adopted by the CFTC and SEC and published in the Federal Register on July 19, 2012.

The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and the associated rules also will require Energen, in connection with covered derivative activities, to comply with clearing and trade-execution requirements or take steps to qualify for an exemption to such requirements. Although we believe we qualify for the end-user exception from the mandatory clearing requirements for swaps entered to mitigate our commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as dealers, may change the cost and availability of our future derivative arrangements. The changes in the regulation of swaps may result in certain market participants deciding to curtail or stop engaging in derivative activities. If we reduce our use of derivatives as a result of the Dodd Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and our results of operations.

Our operations depend on the use of third-party facilities, and an interruption of our ability to utilize these facilities may adversely affect our financial condition and results of operations.

Energen delivers to third-party facilities. These facilities include third-party oil and natural gas gathering, transportation, processing and storage facilities. Energen relies on such facilities for access to market for our oil, natural gas liquids and natural gas production. Such facilities are typically limited in number and geographically concentrated. A lack of available capacity on these facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties for Energen. An extended interruption of access to or service from these facilities, whether caused by weather events, natural disaster, accident, mechanical failure, criminal act, maintenance or otherwise could have an adverse effect on our revenues and results of operations.

The success of our future operations is dependent on our future drilling activities and our ability to economically develop our oil, natural gas liquids and natural gas reserves; and our expectations regarding future drilling and development activities are subject to uncertainties that could significantly alter the occurrence or timing of such activities, as they are expected to be realized over multiple years.

We have identified drilling locations and prospects for future drilling, including development and exploratory drilling activities. Our ability to successfully and economically drill and develop these locations depends on a number of factors, including:

•	prices of oil, natural gas liquids and natural gas;

•	current laws or regulations or changes in the laws or regulations in the identified and prospective locations;

•	the availability and cost of capital;

•	seasonal and other weather conditions;

•	regulatory approvals;

•	negotiation of agreements with third parties;

•	access to and availability of required equipment, supplies and personnel and

•	drilling results.

Because of the factors noted above, we cannot provide any guarantee regarding the timing or success of future drilling activities; and our actual drilling activities may materially differ from our current expectations.

Energen has limited control over activities on properties which we do not operate, which could materially reduce our production and revenues.

Energen operates in certain instances through joint ventures under joint operating agreements. Typically, the operator under a joint operating agreement enters into contracts, such as drilling contracts, for the benefit of all joint venture partners. Through the joint operating agreement, the non-operators reimburse, and in some cases advance, the funds necessary to meet the contractual obligations entered into by the operator. For properties we do not operate, we have limited ability to control the operation or future development of the properties or the amount of capital expenditures that we are required to fund with respect to them. An operator’s failure to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in our best interest could reduce our production and revenues. The success and timing of our drilling and development activities on properties operated by others is dependent on a number of factors, including the operator's timing and amount of capital expenditures, expertise and financial resources, inclusion of other participants in drilling wells and use of technology. Our dependence on the operator and other working interest owners for these projects and our limited ability to control the operation and future development of these properties could negatively affect the realization of our expected returns on capital in drilling or acquisition activities and could lead to unexpected costs in the future.

Our business could be negatively impacted by security threats, including cybersecurity threats and related disruptions.

We face a variety of security threats, including cybersecurity threats to access sensitive information or render data or systems unusable, threats to the security of our facilities and infrastructure or those of third parties, including processing plants and pipelines, and threats from terrorist acts. Current procedures and controls may not be sufficient to prevent security breaches from occurring, and we could have to implement additional procedures and controls to mitigate the effects of potential breaches and monitor for potential security threats resulting in increased capital and operating costs. In the event of a security breach, losses of sensitive information, critical infrastructure or capabilities essential to our operations could occur and could have a material adverse effect on our reputation, operations, financial position and results of operations. Cybersecurity attacks are becoming more sophisticated and prevalent and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and systems, other electronic security breaches that could cause disruptions in critical systems, unauthorized release of confidential information and data corruption. Furthermore, some experts claim that cybersecurity attacks have become a weapon of war and espionage. As we rely on our information technology infrastructure to process, transmit and store electronic information critical for the efficient operation of our business and day-to-day operations, such attacks could lead to a material disruption in our business, including the theft, destruction, loss, misappropriation or release of confidential data or other business information, financial losses, loss of business, potential liability and damage our reputation.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None

ITEM 2.    PROPERTIES

The corporate headquarters of Energen and Energen Resources are located in leased office space in Birmingham, Alabama. See the discussion under Item 1, Business, for further information related to Energen’s business operations. Information concerning Energen’s production and proved reserves is summarized in the table below and included in Note 20, Oil and Natural Gas Operations (Unaudited), in the Notes to Financial Statements. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the future outlook and expectations for Energen and additional information regarding production, revenue and production costs.

Energen focuses on increasing its production and proved reserves through the development and exploration of onshore North American oil and natural gas properties. Energen maintains district offices in Midland, Texas and Farmington, New Mexico.

The major areas of operations include (1) the Permian Basin and (2) the San Juan Basin as highlighted on the above map. In February 2015, Energen entered into a purchase and sale agreement to sell the majority of its natural gas assets in the San Juan Basin in New Mexico and Colorado.

The following table sets forth the production volumes, proved reserves and proved reserves-to-production ratio by area:

	Year ended
	December 31, 2014	December 31, 2014	December 31, 2014
	Production Volumes (MBOE)	Proved Reserves (MBOE)	Proved Reserves-to-Production Ratio
Permian Basin	17,298	280,788	16.23 years
San Juan Basin*	8,327	90,871	10.91 years
Other	224	1,019	4.55 years
Total	25,849	372,678	14.42 years
* Certain San Juan Basin assets were classified as held-for-sale as of December 31, 2014.

The following table sets forth proved reserves by area as of December 31, 2014:

	Oil MBbl	NGL MBbl	Natural Gas MMcf	Total MBOE
Permian Basin	179,466	55,075	277,484	280,788
San Juan Basin*	1,475	18,384	426,071	90,871
Other	286	4	4,371	1,019
Total	181,227	73,463	707,926	372,678
* Certain San Juan Basin assets were classified as held-for-sale as of December 31, 2014.

See Note 20, Oil and Natural Gas Operations (Unaudited), in the Notes to Financial Statements for the changes to proved reserves during the years ended December 31, 2014, 2013 and 2012 of oil, natural gas liquids and natural gas.

The following table sets forth proved developed reserves by area as of December 31, 2014:

	Oil MBbl	NGL MBbl	Natural Gas MMcf	Total MBOE
Permian Basin	117,014	29,234	158,640	172,688
San Juan Basin*	1,475	18,384	426,071	90,871
Other	208	3	4,363	939
Total	118,697	47,621	589,074	264,498
* Certain San Juan Basin assets were classified as held-for-sale as of December 31, 2014.

The following table sets forth proved undeveloped reserves by area as of December 31, 2014:

	Oil MBbl	NGL MBbl	Natural Gas MMcf	Total MBOE
Permian Basin	62,452	25,841	118,844	108,100
Other	78	1	8	80
Total	62,530	25,842	118,852	108,180

The following table sets forth the reconciliation of proved undeveloped reserves:

Year ended December 31, 2014	Total MMBOE
Balance at beginning of period	88.0
Undeveloped reserves transferred to developed reserves	(11.9)
Revisions	(59.3)
Extensions and discoveries	91.3
Acquisitions	0.1
Balance at end of period	108.2

Proved undeveloped reserves transferred to proved developed reserves reflect capital expenditures of approximately $246 million during the year ended December 31, 2014 in development of previously proved undeveloped reserves. Proved undeveloped reserves additions included proved undeveloped reserve locations one offset away from producing wells and proved undeveloped reserve locations that are more than one offset away from producing wells using reliable technology and where our geologic interpretation and experience indicate the reservoirs are continuous across those locations. The technologies associated with these additions to proved reserve estimates included analysis of well production data, geophysical data, wireline data, core data and interpretation of zonal analysis. Revisions largely relate to a reduction in proved undeveloped reserves of 53.4 MMBOE associated with changes in our development plans and revisions from decreased well performance in the Permian Basin of approximately 13.3 MMBOE.

Estimated proved reserves as of December 31, 2014 are based upon studies for each of our properties prepared by Company engineers and audited by Ryder Scott Company, L.P. (Ryder Scott) and T. Scott Hickman and Associates, Inc. (T. Scott Hickman),

independent oil and gas reservoir engineers. Calculations were prepared using geological and engineering methods widely used and referred to by professionals in the industry and in accordance with SEC guidelines.

A Senior Vice President at Ryder Scott is the technical person primarily responsible for overseeing the audit of the reserves. The Senior Vice President has a Bachelor of Science degree in Mechanical Engineering and is a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers. He has been an employee of Ryder Scott since 1982 and also serves as chief technical advisor of unconventional reserves evaluation. A Petroleum Consultant at T. Scott Hickman is the technical person primarily responsible for overseeing the audit of the reserves. He has a Bachelor of Science degree in Petroleum Engineering and is a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers. He has been employed by T. Scott Hickman since 1983. The Vice President of Acquisitions and Reservoir Engineering is the technical person primarily responsible for overseeing reserves on behalf of Energen. His background includes a Bachelor of Science degree in Mechanical Engineering and membership in the Society of Petroleum Engineers. He is a registered Professional Engineer in the State of Alabama with more than 30-years experience evaluating oil and natural gas properties and estimating reserves.

Energen relies upon certain internal controls when preparing its reserve estimations. These internal controls include review by the reservoir engineering managers to ensure the correct reserve methodology has been applied for each specific property and that the reserves are properly categorized in accordance with SEC guidelines. The reservoir engineering managers also affirm the accuracy of the data used in the reserve and associated rate forecast, provide a review of the procedures used to input pricing data and provide a review of the working and net interest factors to ensure that factors are adequately reflected in the engineering analysis.

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

Reserve estimates of proved reserves are sent to independent reservoir engineers for audit and verification. For 2014, approximately 99 percent of all proved reserves were audited by the independent reservoir engineers which audit engineering procedures, check the reserve estimates for reasonableness and check that the reserves are properly classified.

The following table sets forth the standard pressure base in pounds-force per square inch absolute (psia) for each state in which Energen has wells:

Texas	14.65 psia
Colorado	14.73 psia
New Mexico	15.025 psia

The following table sets forth the total net productive oil and natural gas wells by area as of December 31, 2014, and developed and undeveloped acreage as of the latest practicable date prior to year-end:

	Gross Wells	Net Wells	Net Developed Acreage	Net Undeveloped Acreage
Permian Basin	5,234	3,418	213,458	88,756
San Juan Basin*	2,590	1,434	276,411	38,812
Other	91	8	10,875	29,656
Total	7,915	4,860	500,744	157,224
* Certain San Juan Basin assets were classified as held-for-sale as of December 31, 2014.

The following table sets forth expiration dates for gross and net undeveloped acreage at year end as of December 31, 2014:

	Years ending December 31,
	2015		2016		2017		Thereafter
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Permian	50,461	37,945	22,862	20,864	24,468	22,963	14,017	6,983
San Juan/other*	18,749	13,738	13,699	4,969	12,518	6,322	60,805	43,440
Total	69,210	51,683	36,561	25,833	36,986	29,285	74,822	50,423
*Other includes acreage principally located in Alabama, Wyoming, Oklahoma, Arkansas, Kentucky, Louisiana, Montana and North Dakota, where Energen does not currently have plans for development.

In the ordinary course of business based on our evaluation of certain geologic trends and prospective economics, we have allowed certain lease acreage to expire and may allow additional acreage to expire in the future.

Energen has 46.4 MMBOE of proved undeveloped reserves on leased acreage which is not held by production and is expected to be developed after the primary term of the leases. Drilling associated with these reserves is expected to occur under the continuous development provisions of the leases. The amount represents approximately 43 percent of the 108.2 MMBOE total proved undeveloped reserves and approximately 12 percent of the 372.7 MMBOE total proved reserves at December 31, 2014.

Energen sells oil, natural gas liquids, and natural gas under a variety of contractual arrangements, some of which specify the delivery of a fixed and determinable quantity (firm volumes). Energen is contractually committed to deliver approximately 10.8 Bcf (net) of natural gas through March 2016. We expect to fulfill delivery commitments through production of existing proved reserves.

Natural Gas MMcf
San Juan Basin	10,835

ITEM 3.    LEGAL PROCEEDINGS

Energen and its affiliates are, from time to time, parties to various pending or threatened legal proceedings. Certain of these lawsuits include claims for punitive damages in addition to other specified relief. Various pending or threatened legal proceedings are in progress currently. See Note 11, Commitments and Contingencies, in the Notes to Financial Statements for further discussion with respect to legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

None

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position (1)
James T. McManus, II	56	Chairman, Chief Executive Officer and President of Energen (2)
Charles W. Porter, Jr.	50	Vice President, Chief Financial Officer and Treasurer of Energen (3)
John S. Richardson	57	President and Chief Operating Officer of Energen Resources (4)
J. David Woodruff, Jr.	58	Vice President, General Counsel and Secretary of Energen (5)
David A. Godsey	60	Senior Vice President – Exploration and Geology of Energen Resources (6)
David J. Minor	63	Senior Vice President – Operations of Energen Resources (7)
D. Paul Sparks, Jr.	52	Senior Vice President – Resource Development and Technology of Energen Resources(8)
Russell E. Lynch, Jr.	41	Vice President and Controller of Energen (9)

Notes:
(1) All executive officers of Energen have been employed by Energen or a subsidiary for the past five years except for Mr. Godsey and Mr. Minor. Officers serve at the pleasure of the Board of Directors.

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

(5) Mr. Woodruff has been employed by the Company in various capacities since 1986. He was elected Vice President-Legal and Assistant Secretary of Energen and each of its subsidiaries in April 1991. He was elected General Counsel and Secretary of Energen and each of its subsidiaries effective January 1, 2003. He also served as Vice President –Corporate Development of Energen from 1995 to 2010.

(6) Mr. Godsey was employed by the Company in December 2012 as Senior Vice President – Exploration and Geology of Energen Resources. He served as Geoscience Manager Permian Basin for Cheasapeake Energy from April 2003 to December 2012. He also served from December 1999 to April 2003 as Project Geologist for EOG Resources, Inc.

(7) Mr. Minor was employed by the Company in December 2012 as Senior Vice President – Operations of Energen Resources. He owned and operated Firebird Energy LLC, an energy consulting firm, from 2009 to 2012. As owner of the consulting firm he served in various positions including Executive Director of Operations for Far East Energy Corporation and President and General Manager of Walter Black Warrior Basin LLC. He served from December 2006 to December 2008 as Senior Vice President of Technology for CDX Gas LLC.

(8) Mr. Sparks has been employed by the Company in various capacities since 1989. He was elected Senior Vice President – Operations of Energen Resources in January 2006. He was elected Senior Vice President – Resource Development and Technology of Energen Resources effective November 1, 2012.

(9) Mr. Lynch has been employed by the Company in various capacities since 2001. He was elected Vice President and Controller of Energen effective January 1, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Market Prices and Dividends Paid Per Share

Quarter ended	High	Low	Close	Dividends Paid
March 31, 2013	$52.13	$44.46	$52.01	$0.145
June 30, 2013	$56.65	$45.11	$52.26	$0.145
September 30, 2013	$77.50	$52.42	$76.39	$0.145
December 31, 2013	$89.92	$65.74	$70.75	$0.145
March 31, 2014	$83.65	$65.35	$80.81	$0.15
June 30, 2014	$90.66	$76.42	$88.88	$0.15
September 30, 2014	$90.50	$71.24	$72.24	$0.15
December 31, 2014	$73.21	$53.78	$63.76	$0.02

Energen’s common stock is listed on the New York Stock Exchange under the symbol EGN. On February 13, 2015, there were 4,043 holders of record of Energen common stock. We expect to pay annual cash dividends of $0.08 per share on Energen common stock in 2015. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and is based upon business conditions, results of operations, financial conditions and other factors. Energen may not pay dividends during an event of default, if the payment would result in an event of default or if availability is less than 10 percent of the loan limit under the credit facility.

The following table summarizes information concerning purchases of equity securities by the issuer:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans***
October 1, 2014 - October 31, 2014	545	*	$55.83	—	3,600,000
November 1, 2014 - November 30, 2014	6,279	*	67.60	—	3,600,000
	226,839	**	65.77	226,839	3,373,161
December 1, 2014 - December 31, 2014	981	*	56.35	—	3,373,161
Total	234,644		$65.76	226,839	3,373,161
*Acquired in connection with tax withholdings and payment of exercise price on stock compensation plans.
**Energen had 226,839 shares repurchased and retired pursuant to its repurchase authorization.
***By resolution adopted October 22, 2014, the Board of Directors authorized Energen to repurchase up to 3,600,000 shares of Energen common stock, replacing and superseding its prior stock repurchase authorizations. The resolution does not have an expiration date and does not limit Energen’s authorization to acquire shares in connection with tax withholdings and payment of exercise price on stock compensation plans.

PERFORMANCE GRAPH
Energen Corporation — Comparison of Five-Year Cumulative Shareholder Returns

This graph compares the total shareholder returns of Energen, the Standard & Poor’s Composite Stock Index (S&P 500) and the Standard & Poor’s Supercomposite Oil & Gas Exploration & Production Index (S15OILP). The graph assumes $100 invested at the per-share closing price of the common stock on the New York Exchange Composite Tape on December 31, 2009, in the Company and each of the indices. Total shareholder return includes reinvested dividends.

As of December 31,	2009	2010	2011	2012	2013	2014
S&P 500	$100	$115	$117	$136	$180	$205
Energen	$100	$104	$109	$100	$158	$143
S15OILP	$100	$114	$105	$107	$138	$120

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data as set forth below should be read in conjunction with the consolidated financial statements and the Notes to Financial Statements included in this Form 10-K.

SELECTED FINANCIAL AND COMMON STOCK DATA

Years ended December 31, (dollars in thousands, except per share amounts)	2014	2013	2012	2011	2010
INCOME STATEMENT
Total revenues	$1,679,213	$1,206,293	$1,090,948	$834,700	$804,693
Income from continuing operations	$99,643	$141,881	$204,621	$174,686	$184,049
Net income	$568,032	$204,554	$253,562	$259,624	$290,807
Diluted earnings per average common share from continuing operations	$1.36	$1.96	$2.83	$2.42	$2.55
Diluted earnings per average common share	$7.75	$2.82	$3.51	$3.59	$4.04
BALANCE SHEET
Total property, plant and equipment, net	$5,199,137	$5,118,088	$4,698,951	$3,807,305	$2,936,562
Total assets	$6,138,258	$6,622,212	$6,175,890	$5,237,416	$4,363,560
Long-term debt	$1,038,563	$1,093,541	$903,500	$904,454	$204,461
Total shareholders’ equity	$3,414,604	$2,858,019	$2,676,690	$2,432,163	$2,154,043
COMMON STOCK DATA
Cash dividends paid per common share	$0.47	$0.58	$0.56	$0.54	$0.52
Diluted average common shares outstanding (000)	73,275	72,471	72,316	72,332	72,051
Price range:
High	$90.66	$89.92	$58.24	$65.44	$49.94
Low	$53.78	$44.46	$40.13	$37.22	$40.25
Close	$63.76	$70.75	$45.09	$50.00	$48.26

*We expect to pay annual cash dividends of $0.08 per share on Energen common stock in 2015.

SELECTED BUSINESS DATA

Years ended December 31, (dollars in thousands, except per unit data)	2014	2013	2012	2011	2010
Oil, natural gas liquids and natural gas sales from continuing operations
Oil	$988,868	$961,055	$766,105	$570,413	$383,541
Natural gas liquids	110,918	91,407	81,313	101,818	68,216
Natural gas	244,408	203,855	159,377	210,813	214,426
Total	$1,344,194	$1,256,317	$1,006,795	$883,044	$666,183
Open non-cash mark-to-market gains (losses) on derivative instruments
Oil	$271,200	$(43,261)	$58,786	$(37,473)	$(3)
Natural gas liquids	287	(652)	479	(114)	—
Natural gas	43,958	(3,919)	(515)	—	—
Total	$315,445	$(47,832)	$58,750	$(37,587)	$(3)
Closed gains (losses) on derivative instruments
Oil	$4,377	$(52,694)	$(35,954)	$(67,205)	$19,501
Natural gas liquids	6,218	10,795	4,146	(14,240)	(3,055)
Natural gas	8,979	39,707	57,211	70,688	122,067
Total	$19,574	$(2,192)	$25,403	$(10,757)	$138,513
Total revenues	$1,679,213	$1,206,293	$1,090,948	$834,700	$804,693
Production volumes from continuing operations
Oil (MBbl)	11,814	10,364	8,749	6,300	5,109
Natural gas liquids (MMgal)	172.3	135.8	108.1	91.4	79.0
Natural gas (MMcf)	58,602	58,104	59,166	54,132	51,778
Production volumes from continuing operations (MBOE)	25,684	23,281	21,183	17,499	15,619
Total production volumes (MBOE)	25,849	25,362	24,066	20,448	18,832
Proved reserves
Oil (MBbl)	181,227	164,870	155,348	129,578	103,262
Natural gas liquids (MBbl)	73,463	63,011	56,155	53,957	40,601
Natural gas (MMcf))	707,926	719,725	809,128	957,368	954,387
Total (MBOE)	372,678	347,835	346,359	343,099	302,928
Costs per BOE from continuing operations
Oil, natural gas liquids and natural gas production expenses	$10.68	$11.06	$9.55	$9.11	$9.09
Production and ad valorem taxes	$3.97	$4.04	$3.58	$3.82	$3.33
Depreciation, depletion and amortization	$21.36	$19.45	$16.17	$12.19	$10.72
Exploration expense	$1.09	$0.60	$0.62	$0.74	$4.13
General and administrative expense	$4.75	$4.89	$3.71	$4.41	$4.12
Net capital expenditures	$1,372,510	$1,104,745	$1,291,211	$1,115,452	$717,782

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF BUSINESS

Energen Corporation (Energen or the Company) is an oil and natural gas exploration and production company engaged in the exploration, development and production of oil and natural gas liquids-rich properties and natural gas in the Permian Basin in west Texas and the San Juan Basin in New Mexico and Colorado. Our operations are conducted through our subsidiary, Energen Resources Corporation (Energen Resources).

Energen is focused on increasing its oil and natural gas liquids production and proved reserves largely through development well drilling, exploration, and acquisitions of proved and unproved properties in and around our existing assets. All oil, natural gas liquids and natural gas production is sold to third parties. Energen operates its properties for its own interest and that of its joint interest owners. This role includes overall project management and day-to-day decision-making relative to project operations.

FINANCIAL AND OPERATING PERFORMANCE

Overview of Year-to-Date 2014 Results and Activities
During the year ended December 31, 2014 as compared to the same period in the prior year, we:

•	increased production volumes from continuing operations by 10.3 percent;

•	increased proved reserves at December 31, 2014 to a record 372.7 MMBOE;

•	expanded our activities in the Permian Basin, increasing production by 22 percent or 3,111 MBOE;

•
recognized non-cash impairments on certain held for sale gas properties in the San Juan Basin in the third and fourth quarters of $147.9 million pre-tax and $88.1 million pre-tax, respectively (see Note 14, Acquisition and Disposition of Properties, in the Notes to Financial Statements);

•	recognized non-cash impairments on certain Permian Basin oil properties in the third and fourth quarters of 2014 of $31.2 million pre-tax and $94.5 million pre-tax, respectively;

•	recognized unproved leasehold writedowns primarily on Permian Basin oil properties of $55.1 million pre-tax and

•	completed the transaction to sell Alabama Gas Corporation (Alagasco) to The Laclede Group, Inc. (Laclede) on September 2, 2014.

Year ended December 31, 2014 vs year ended December 31, 2013
Energen’s net income for the year ended December 31, 2014 totaled $568.0 million ($7.75 per diluted share) compared to the year ended December 31, 2013 net income of $204.6 million ($2.82 per diluted share). Energen’s income from continuing operations totaled $99.6 million ($1.36 per diluted) in 2014 as compared with $141.9 million ($1.96 per diluted) in 2013. Income from discontinued operations for the current year was $468.4 million ($6.39 per diluted share) as compared with income of $62.7 million ($0.86 per diluted share) from the prior year largely due to the sale of Alagasco. This decrease in income from continuing operations was primarily the result of:

•	non-cash impairments on certain gas properties in the San Juan Basin (approximately $142.1 million after-tax);

•	non-cash impairments on certain oil properties in the Permian Basin (approximately $80.1 million after-tax);

•	unproved leasehold writedowns primarily on Permian Basin oil properties (approximately $35.1 million after-tax);

•	lower realized oil and natural gas liquids commodity prices (approximately $72 million after-tax);

•	higher depreciation, depletion and amortization (DD&A) expense (approximately $62 million after-tax);

•	higher oil, natural gas liquids and natural gas production expense (approximately $11 million after-tax);

•	higher exploration expense (approximately $9 million after-tax);

•	increased general and administrative expense (approximately $5 million after-tax) and

•	higher production and ad valorem taxes (approximately $5 million after-tax)

partially offset by:

•
year-over-year after-tax $232.4 million gain on open derivatives (resulting from an after-tax $201.8 million non-cash gain on open derivatives for 2014 and an after-tax $30.6 million non-cash loss on open derivatives for 2013);

•	higher oil, natural gas liquids and natural gas production volumes (approximately $104 million after-tax);

•	higher realized natural gas commodity prices (approximately $25 million after-tax) and

•	gain on closed derivatives (approximately $14 million after-tax).

Year ended December 31, 2013 vs year ended December 31, 2012
For the year ended December 31, 2013, Energen’s net income totaled $204.6 million ($2.82 per diluted share) as compared to net income of $253.6 million ($3.51 per diluted share) in 2012. Energen’s income from continuing operations totaled $141.9 million ($1.96 per diluted) in 2013 as compared with $204.6 million ($2.83 per diluted) in 2012. Income from discontinued operations for 2013 was $62.7 million ($0.86 per diluted share) as compared with income of $48.9 million ($0.68 per diluted share) from 2012. Income from discontinued operations in 2013 included earnings from Alagasco and an after-tax gain of $22.5 million on the sale of the Black Warrior Basin coalbed methane properties partially offset by the non-cash impairment writedown on North Louisiana/East Texas primarily natural gas properties of $18.9 million after-tax. Income from discontinued operations in 2012 included earnings from Alagasco partially offset by a non-cash impairment on certain properties in East Texas of approximately $13.4 million after-tax. This decrease in income from continuing operations was primarily the result of:

•	higher depreciation, depletion and amortization (DD&A) expense (approximately $73 million after-tax);

•
year-over-year after-tax $67.8 million loss on open derivatives (resulting from an after-tax $30.6 million non-cash loss on open derivatives for 2013 and an after-tax $37.2 million non-cash gain on open derivatives for 2012);

•	higher oil, natural gas liquids and natural gas production expense (approximately $36 million after-tax);

•	increased general and administrative expense (approximately $23 million after-tax);

•	loss on closed derivatives (approximately $18 million after-tax);

•	higher production and ad valorem taxes (approximately $12 million after-tax);

•	lower realized natural gas liquids commodity prices (approximately $7 million after-tax);

•	decreased natural gas production volumes (approximately $2 million after-tax) and

•	higher exploration expense (approximately $1 million after-tax)

partially offset by:

•	higher oil and natural gas liquids production volumes (approximately $107 million after-tax);

•	higher realized oil and natural gas commodity prices (approximately $67 million after-tax) and

•	decreased interest expense (approximately $5 million after-tax).

Operating Income
Consolidated operating income in 2014, 2013 and 2012 totaled $177.0 million, $252.1 million and $364.1 million, respectively. In 2014, lower operating income was largely due to non-cash impairments on certain properties in the San Juan and Permian basins, leasehold writedowns in the Permian Basin, lower oil and natural gas liquids commodity prices and higher DD&A expense. Partially offsetting these decreases in operating income was the non-cash mark-to-market income in open and closed derivatives, higher production and increased natural gas commodity prices. Reduced operating income for 2013 is primarily due to higher DD&A expense, higher oil, natural gas liquids and natural gas production expense and the non-cash mark-to-market decrease in open and closed derivatives partially offset by increased oil and natural gas liquids production and higher natural gas and oil commodity prices.

Results of Operations
The following table summarizes information regarding our production and operating data from continuing operations.

Years ended December 31, (in thousands, except sales price and per unit data)	2014	2013	2012
Operating and production data from continuing operations
Oil, natural gas liquids and natural gas sales
Oil	$988,868	$961,055	$766,105
Natural gas liquids	110,918	91,407	81,313
Natural gas	244,408	203,855	159,377
Total	$1,344,194	$1,256,317	$1,006,795
Open non-cash mark-to-market gains (losses) on derivative instruments
Oil	$271,200	$(43,261)	$58,786
Natural gas liquids	287	(652)	479
Natural gas	43,958	(3,919)	(515)
Total	$315,445	$(47,832)	$58,750

Closed gains (losses) on derivative instruments
Oil	$4,377	$(52,694)	$(35,954)
Natural gas liquids	6,218	10,795	4,146
Natural gas	8,979	39,707	57,211
Total	$19,574	$(2,192)	$25,403
Total revenues	$1,679,213	$1,206,293	$1,090,948
Production volumes
Oil (MBbl)	11,814	10,364	8,749
Natural gas liquids (MMgal)	172.3	135.8	108.1
Natural gas (MMcf)	58,602	58,104	59,166
Total production volumes (MBOE)	25,684	23,281	21,183
Average daily production volumes
Oil (MBbl)	32.4	28.4	24.0
Natural gas liquids (MMgal)	0.5	0.4	0.3
Natural gas (MMcf)	160.6	159.2	162.1
Total average daily production volumes (MBOE/d)	70.4	63.8	58.0
Permian Basin - Spraberry (Trend Area) Field production volumes (included in production volumes above)**
Oil (MBbl)	2,463	2,822	2,134
Natural gas liquids (MMgal)	44.5	38.5	25.8
Natural gas (MMcf)	5,729	4,836	3,592
Total production volumes (MBOE)	4,477	4,544	3,347
Average realized prices excluding effects of open non-cash mark-to-market derivative instruments
Oil (per barrel)	$84.07	$87.65	$83.46
Natural gas liquids (per gallon)	$0.68	$0.75	$0.79
Natural gas (per Mcf)	$4.32	$4.19	$3.66
Average realized prices excluding effects of all derivative instruments
Oil (per barrel)	$83.70	$92.73	$87.56
Natural gas liquids (per gallon)	$0.64	$0.67	$0.75
Natural gas (per Mcf)	$4.17	$3.51	$2.69
Costs per BOE
Oil, natural gas liquids and natural gas production expenses	$10.68	$11.06	$9.55
Production and ad valorem taxes	$3.97	$4.04	$3.58
Depreciation, depletion and amortization	$21.36	$19.45	$16.17
Exploration expense	$1.09	$0.60	$0.62
General and administrative	$4.75	$4.89	$3.71
** The Spraberry (Trend Area) Field in the Permian Basin contained 15 percent or more of Energen’s total proved reserves as of December 31, 2014.

Revenues: Our revenues fluctuate primarily as a result of realized commodity prices, production volumes, the value of our derivative contracts and any recognized gains or losses on the sales of assets.

Our revenues are predominantly derived from the sale of oil, natural gas liquids and natural gas. In 2014, commodity sales increased $87.9 million or 7 percent from the same period of 2013. In the current year, commodity sales revenues from continuing operations increased largely as a result of higher production volumes and higher natural gas commodity prices partially offset by lower oil and natural gas liquids commodity prices. Particular factors impacting commodity sales for 2014 include the following:

•
Oil volumes in 2014 increased 14 percent to 11,814 MBbl as new drilling in the horizontal Wolfcamp in the Midland and Delaware basins, along with continued Wolfberry and Bone Spring drilling, more than offset declines in the mature Central Basin Platform.

•	Average realized oil prices fell 9.7 percent to $83.70 per barrel during 2014 and included the impact of wider oil basis differentials.

•	Natural gas liquids production for 2014 rose 26.9 percent to 172.3 MMgal largely due to higher natural gas volumes related to the current drilling program and higher natural gas liquids recovery.

•	Average realized natural gas liquids prices decreased 4.5 percent to an average price of $0.64 per gallon during 2014.

•	Natural gas production increased 0.9 percent to 58.6 Bcf in 2014 as increased production in the Permian Basin was partially offset by declining San Juan Basin production.

•	Average realized natural gas prices rose 18.8 percent to $4.17 per Mcf during 2014.

•	Production from continuing operations rose 10.3 percent to 25.7 MMBOE during 2014.

For the year ended December 31, 2013, oil, natural gas liquids and natural gas sales increased $249.5 million or 24.8 percent from the same period of 2012. Commodity sales revenues from continuing operations increased in 2013 largely as a result of significantly higher oil and natural gas liquids production volumes and higher realized oil and natural gas commodity prices partially offset by lower natural gas liquids commodity prices and decreased natural gas production volumes. Particular factors impacting commodity sales for 2013 include the following:

•	Oil volumes rose 18.5 percent to 10,364 MBbl during 2013.

•	Average realized oil prices in 2013 rose 6 percent to $92.73 per barrel.

•	Production of natural gas liquids increased 25.6 percent to 135.8 MMgal in 2013.

•	Average realized natural gas liquids prices fell 10.7 percent to an average price of $0.67 per gallon during 2013.

•	Natural gas production decreased 1.8 percent to 58.1 Bcf in 2013.

•	Average realized natural gas prices in 2013 rose 30.5 percent to $3.51 per Mcf.

•	Production from continuing operations rose 9.9 percent to 23.3 MMBOE during 2013.

Realized prices exclude the effects of derivative instruments.

Oil, natural gas liquids and natural gas production expense: The following table provides the components of our oil, natural gas liquids and natural gas production expenses:

Years ended December 31, (in thousands, except per unit data)	2014	2013	2012
Lease operating expenses	$140,413	$129,326	$106,029
Workover and repair costs	91,629	84,102	56,520
Marketing and transportation	42,390	44,010	39,737
Total oil, natural gas liquids and natural gas production expense	$274,432	$257,438	$202,286
Oil, natural gas liquids and natural gas production expense per BOE	$10.68	$11.06	$9.55

Energen had oil, natural gas liquids and natural gas production expense of $274.4 million, $257.4 million and $202.3 million during the years ended December 31, 2014, 2013 and 2012, respectively. Lease operating expense generally reflects year-over-year increases in the number of active wells resulting from Energen’s ongoing development and exploratory activities. In 2014, lease operating expense increased $11.1 million primarily due to increased chemical and treatment costs (approximately $2.7 million), higher producing overhead costs (approximately $2.2 million), increased gathering costs (approximately $2.2 million), additional other operations and maintenance expense (approximately $1.9 million), increased labor costs (approximately $1.7 million), higher electrical costs (approximately $1.7 million) and increased non-operated costs (approximately $1.6 million) partially offset by decreased environmental compliance costs (approximately $2.9 million) and lower water disposal costs (approximately $1 million). During 2013, lease operating expense increased $23.3 million largely due to increased equipment rental expense (approximately $4.5 million), higher gathering costs (approximately $4.2 million), higher labor costs (approximately $3.6 million), increased environmental compliance costs (approximately $3.1 million), additional electrical costs (approximately $2.8 million), increased chemical usage (approximately $2.4 million) and increased nonoperated costs (approximately $1 million). On a per unit basis, the average lease operating expense for 2014, 2013 and 2012 was $5.46 per barrel of oil equivalent (BOE), $5.56 per BOE and $5.01 per BOE, respectively.

Workover and repair costs increased approximately $7.5 million and $27.6 million in 2014 and 2013, respectively. In 2014, these expenses were primarily related to workovers in the west Texas Permian Basin associated with pump and tubing replacements. Additional expenses were incurred associated with the protective preparation of producing wells for offset operations. Also, the increased number of producing wells resulting from our ongoing drilling program creates a higher level of base load workover and repair expense. The increase in workover and repair costs from 2012 to 2013 primarily resulted from increased base load due to our ongoing drilling program, well cleanouts resulting from offset well drilling and fracturing interference, and remedial work related to production interruption from two severe winter weather events.

In the years ended December 31, 2014 and 2013, marketing and transportation costs decreased $1.6 million and rose $4.3 million, respectively.

Production and ad valorem taxes: Production and ad valorem taxes were $102.1 million ($3.97 per BOE), $94.1 million ($4.04 per BOE) and $75.9 million ($3.58 per BOE), respectively, during the years ended December 31, 2014, 2013 and 2012. In 2014, production-related taxes were $7.8 million higher as increased commodity production volumes contributed approximately $7 million to the increase in production taxes combined with increased natural gas commodity market prices, largely offset by lower gas and natural gas liquids commodity market prices, which contributed approximately $0.8 million to the increase. In 2013, production-related taxes were $13.8 million higher as a result of higher oil and natural gas commodity market prices and the impact of increased oil and natural gas liquids production volumes which contributed approximately $8.5 million and $5.3 million to the increase in production taxes, respectively. Commodity market prices exclude the effects of derivative instruments for purposes of determining production taxes. Increased ad valorem taxes in 2014 and 2013 were primarily driven by the increase in the number of active wells.

Depreciation, depletion and amortization: DD&A expense increased $95.7 million in 2014 and $110.3 million in 2013. The average DD&A rates were $21.36 per BOE in 2014, $19.45 per BOE in 2013 and $16.17 per BOE in 2012. The increase in the 2014 and 2013 per unit DD&A rates, which contributed approximately $47.5 million and $76.6 million, respectively, to the increase in DD&A expense, was primarily due to higher rates resulting from an increase in development costs. Increased production volumes also contributed approximately $46.4 million and $33.6 million to the increase in DD&A expense in 2014 and 2013, respectively.

Asset impairment: In February 2015, Energen entered into a purchase and sale agreement to sell the majority of its natural gas assets in the San Juan Basin in New Mexico and Colorado for approximately $395 million. This sale is expected to close March 31, 2015, and have an effective date of January 1, 2015. During the third and fourth quarters of 2014, non-cash impairment writedowns of $147.9 million pre-tax and $88.1 million pre-tax, respectively, were recognized by Energen on certain gas properties in the San Juan Basin to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows in the third quarter and based on direct market data in the fourth quarter as these properties were designated as held for sale as of December 31, 2014. These non-cash impairment writedowns are reflected in asset impairment on the consolidated income statement. At December 31, 2014, proved reserves associated with Energen’s San Juan Basin held for sale properties totaled 69,043 MBOE.

During the third and fourth quarters of 2014, Energen recognized non-cash impairment writedowns on certain properties in the Permian Basin of $31.2 million pre-tax and $94.5 million pre-tax, respectively, to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows. These non-cash impairment writedowns are reflected in asset impairment on the consolidated income statement.

Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties of $55.1 million pre-tax during the fourth quarter of 2014. These non-cash writedowns are reflected in asset impairment on the consolidated income statement.

Exploration: The following table provides details of our exploration expense:

Years ended December 31, (in thousands, except per unit data)	2014	2013	2012
Geological and geophysical	$8,800	$3,141	$2,461
Dry hole costs	9,325	2,101	10,453
Delay rentals and other	9,965	8,794	138
Total exploration expense	$28,090	$14,036	$13,052
Total exploration expense per BOE	$1.09	$0.60	$0.62

Exploration expense rose $14.1 million during 2014 primarily due to higher dry hole costs, increased seismic costs and additional delay rentals. Exploration expense increased $1 million in 2013 primarily due to increased delay rentals largely offset by lower dry hole costs.

General and administrative: The following table provides details of our general and administrative (G&A) expense:

Years ended December 31, (in thousands, except per unit data)	2014	2013	2012
General and administrative	$27,781	$25,310	$20,617
Benefit and performance-based compensation costs	43,740	45,954	23,031
Labor costs	50,531	42,557	34,979
Total general and administrative expense	$122,052	$113,821	$78,627
Total general and administrative expense per BOE	$4.75	$4.89	$3.71

Total G&A expense rose $8.2 million in 2014 largely due to increased labor costs (approximately $8 million), higher professional services (approximately $2.4 million) and increased recruiting expenses (approximately $1.5 million) partially offset by decreased costs from Energen’s benefit and performance-based compensation plans (approximately $2.2 million) and decreased legal expenses (approximately $1.7 million). In 2013, total G&A expense rose $35.2 million primarily due to increased costs related to Energen’s benefit and performance-based compensation plans (approximately $22.9 million), higher labor costs (approximately $7.6 million), increased legal expenses (approximately $3 million) and higher professional services (approximately $1.1 million).

Interest expense: Interest expense decreased $2 million during 2014 largely due to the December 2013 repayment of the Senior Term Loans of $300 million issued in November 2011 and the October 2013 repayment of $50 million of 5 percent Notes, partially offset by the write-off of debt issuance costs of $2.7 million associated with the $600 million Senior Term Loans issued in December 2013, interest expense incurred from our credit facility entered into on September 2, 2014 and $0.4 million associated with the October 2012 syndicated credit facilities. In 2013, interest expense declined $7.8 million largely due to expense incurred under our credit facility borrowings prior to October 2012, the October 2013 repayment of $50 million of 5 percent Notes and the December 2013 repayment of the Senior Term Loans of $300 million. The interest expense associated with the $600 million Senior Term Loans and the October 2012 syndicated credit facilities are reflected in discontinued operations for all years presented. In conjunction with the sale of Alagasco, the $600 million Senior Term Loans and the syndicated credit facilities were repaid in September 2014. The average daily outstanding balance under credit facilities was $482.2 million in 2014. The average daily outstanding balance under credit facilities was $772.0 million in 2013 as compared to $309.9 million in 2012.

Income tax expense: Income tax expense decreased in 2014 and 2013 largely due to lower pre-tax income. In addition, Energen recognized an $8.4 million income tax benefit as a result of re-measuring its state deferred tax liabilities during the fourth quarter of 2014. This re-measurement reflected the state apportionment changes related to certain San Juan Basin properties designated as held for sale as of December 31, 2014.

Discontinued operations, net of tax: On September 2, 2014, Energen completed the transaction to sell Alagasco to Laclede for $1.6 billion, less the assumption of $267 million in debt. The net pre-tax proceeds to Energen totaled approximately $1.32 billion. This sale has an effective date of August 31, 2014. Energen used cash proceeds from the sale to reduce long-term and short-term indebtedness. During the second quarter of 2014, Energen classified Alagasco as held for sale and reflected the associated operating results in discontinued operations. Energen’s results of operations and cash flows for the years ended December 31, 2014, 2013 and 2012 and our financial position as of December 31, 2014 and 2013 presented in our consolidated financial statements and these notes reflect Alagasco as discontinued operations.

In March 2014, Energen completed the sale of its North Louisiana/East Texas primarily natural gas properties for $30.3 million. The sale had an effective date of December 1, 2013, and the proceeds from the sale were used to repay short-term obligations. During the third quarter of 2013, Energen classified these primarily natural gas properties as held for sale and reflected the associated operating results in discontinued operations. Energen recognized non-cash impairment writedowns on these properties in 2014 of $1.9 million pre-tax to adjust the carrying amount of these properties to their fair value based on an estimate of the selling price of the properties. Energen also recognized non-cash impairment writedowns on these properties in the third and fourth quarters of 2013 of $24.6 million pre-tax and $5.2 million pre-tax, respectively. These non-cash impairment writedowns are reflected in gain on disposal of discontinued operations, net on the consolidated income statements. At December 31, 2013, proved reserves associated with Energen’s North Louisiana/East Texas properties totaled 23 Bcf of natural gas and 91 MBbl of oil.

In October 2013, Energen completed the sale of its Black Warrior Basin coalbed methane properties in Alabama for $160 million (subject to closing adjustments). Energen recorded a pre-tax gain on the sale of approximately $35 million in the fourth quarter of 2013 that was reflected in gain on disposal of discontinued operations in the year ended December 31, 2013. The sale had an effective date of July 1, 2013, and the proceeds from the sale were used to repay short-term obligations. The property was classified as held for sale and reflected in discontinued operations during the third quarter of 2013. At December 31, 2012, proved reserves associated with Energen’s Black Warrior Basin properties totaled 97 Bcf of natural gas.

During the first quarter of 2012, Energen recorded a non-cash impairment writedown on certain properties in East Texas of $21.5 million pre-tax to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows. This non-cash impairment writedown is reflected in loss from discontinued operations for the year ended December 31, 2012. The impairment was caused by the impact of lower future natural gas prices. This impairment writedown is classified as Level 3 fair value.

See Note 15, Discontinued Operations and Held for Sale Properties, in the Notes to Financial Statements for additional information regarding discontinued operations.

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

Net cash provided by operating activities: Energen’s net cash from operating activities totaled $705.5 million, $927.4 million and $735.7 million in 2014, 2013 and 2012, respectively and included discontinued operations associated with cash flows from Alagasco of $91.5 million, $109.3 million and $85.1 million, respectively. During 2014, operating cash flows decreased due to lower oil and natural gas liquids commodity prices partially offset by increased production and higher natural gas commodity prices. Net income in 2014 was also significantly impacted by non-cash charges, including higher DD&A, asset impairment charges and the change in derivative fair value. During 2013, operating cash flows increased due to an increase in oil and natural gas liquids production and higher natural gas and oil commodity prices. In 2013, net income was also impacted by non-cash charges, including higher DD&A and the change in derivative fair value. Net income decreased during 2012 largely due to lower realized natural gas and natural gas liquids commodity prices partially offset by increased production volumes and higher oil commodity prices. The Company’s working capital needs were also influenced by accrued taxes and the timing of payments and recoveries for all years.

Net cash used in investing activities: Energen made net investments of $38.9 million during 2014. Energen invested $70.7 million in property acquisitions including approximately $68.5 million of unproved leaseholds; $399.1 million for development costs (excludes the accrual of approximately $4.6 million of accrued development cost) including approximately $270 million to drill 102 net development and service wells; and $844.1 million for exploration (excludes the accrual of approximately $109.3 million of accrued exploration cost) including approximately $703 million to drill 110 net exploratory wells. Included in the proceeds from the sale of Alagasco and other assets in 2014 are cash proceeds of $1,317.1 million from the sale of Alagasco and $30 million from the sale of North Louisiana/East Texas properties. During 2013, the Company made net investments of $1,053.6 million. Energen invested $31.3 million in property acquisitions including approximately $26.8 million of unproved leaseholds; $675.4 million for development costs (includes the reversal of approximately $23.9 million of accrued development cost) including approximately $457 million to drill 179 net development and service wells; and $423.7 million for exploration including approximately $295 million to drill 90 net exploratory wells. Energen had cash proceeds in 2013 of $161.0 million primarily from the sale of certain Black Warrior Basin properties. During 2012, the Company made net investments of $1,322.2 million. Energen invested $139.6 million in property acquisitions including approximately $58.6 million of unproved leaseholds; $692.4 million for development costs (includes the reversal of approximately $46.8 million of accrued development cost) including approximately $560 million to drill 288 net development and service wells; and $416.7 million for exploration including approximately $376.6 million to drill 75 net exploratory wells. In February 2012, Energen completed the purchase of certain properties in the Permian Basin for a cash purchase price of $68 million adding approximately 8.2 MMBOE of proved reserves. Energen had cash proceeds in 2012 of $2.6 million primarily from the sale of certain Black Warrior Basin properties.

During 2014, Energen added 130 MMBOE of proved reserves from discoveries and other additions, primarily the result of exploratory and development drilling that increased the number of proved undeveloped locations in the Permian Basin. Energen added approximately 37 MMBOE and 69 MMBOE of proved reserves in 2013 and 2012, respectively.

Net cash provided by (used in) financing activities: The Company used $670.3 million for net financing activities in 2014 largely due to the repayment of $600 million Senior Term Loans, discontinued operations primarily related to the sale of Alagasco and the purchase and retirement of shares. In 2013, the Company provided $122.1 million from net financing activities primarily from the December 2013 issuance of $600 million of Senior Term Loans partially offset by the repayment of long-term debt of $350 million combined with a decrease in short-term borrowings. In 2012, the Company provided $586.6 million from net financing activities largely from an increase in short-term borrowings used to fund development activity at Energen and discontinued operations. For each of the years, net cash used in financing activities also reflected dividends paid to common shareholders which were partially offset by the issuance of common stock through the Company’s stock-based compensation plan.

Capital Expenditures
Capital spending at Energen is detailed below.

Years ended December 31, (in thousands)	2014	2013	2012
Property acquisitions	$71,096	$31,481	$138,496
Development	406,597	654,222	748,251
Exploration	953,409	423,698	416,678
Other	20,849	11,352	4,543
Total	1,451,951	1,120,753	1,307,968
Less exploration expenditures charged to income	79,441	16,008	16,757
Net capital expenditures	$1,372,510	$1,104,745	$1,291,211

FUTURE CAPITAL RESOURCES AND LIQUIDITY

Outlook
Realized commodity prices and production levels by commodity type are the two primary drivers of our liquidity. Recent price declines in the outlook for oil, natural gas liquids and natural gas indicate a significant risk for lower revenues and related operating cash flows. Historically, prices received for oil, natural gas liquids and natural gas production have been volatile because of supply and demand factors, general economic conditions and seasonal weather patterns. Crude oil prices also are affected by quality differentials, worldwide political developments and actions of the Organization of the Petroleum Exporting Countries. Basis differentials, like the underlying commodity prices, can be volatile because of regional supply and demand factors, including seasonal variations and the availability and price of transportation to consuming areas.

Commodity hedges in place for 2015 will help mitigate some of the commodity price volatility and recent declines. We currently have approximately 8,280 MBbl of oil and 31 Bcf of natural gas hedged for 2015. We are fully exposed to commodity price volatility beginning in 2016. See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for a full detail of our hedged volumes.

Energen plans to continue to implement its growth strategy with capital spending in 2015. Production in 2015 is estimated to range from 21.4 MMBOE to 22.4 MMBOE, with a midpoint of 21.9 MMBOE, including approximately 18.4 MMBOE of estimated production from proved reserves owned at December 31, 2014. Energen’s 2015 production estimate excludes volumes from the San Juan Basin assets held for sale at December 31, 2014. Such assets produced an estimated 6.6 MMBOE in 2014. Production estimates do not include amounts for potential future acquisitions. In the event Energen is unable to fully invest in its capital investment opportunities, future operating revenues, production and proved reserves could be negatively affected.

Production volumes by area are expected to be as follows:

Year ended December 31, (MMBOE)	2015
Permian Basin	19.9
San Juan Basin/other	2.0
Total (midpoint of range)	21.9

Production volumes by commodity are expected to be as follows:

Year ended December 31, (MMBOE)	2015
Oil	14.0
Natural gas liquids	3.7
Natural gas	4.2
Total (midpoint of range)	21.9

During 2015, Energen expects an annualized decline rate of approximately16.4 percent for its proved developed producing properties owned at December 31, 2014, excluding production from San Juan Basin properties held for sale at December 31, 2014. During the same period, total production from proved properties is expected to decrease approximately 3.8 percent and total production is expected to increase approximately 14.5 percent. The above proved developed producing properties decline rate is not necessarily indicative of Energen’s expectations for its terminal decline rate on a long-term basis.

Various factors influence decline rates. For example, certain properties may have production curves that decline at faster rates in the early years of production and at slower rates in later years. Accordingly, the decline rate for a single year is influenced by numerous factors, including but not limited to, the mix of types of wells, the mix of newer versus older wells, and the effect of enhanced recovery activities, but it is not necessarily indicative of future decline rates. Energen expects a compound annual decline rate for proved producing properties owned at December 31, 2014, excluding production from San Juan Basin properties held for sale at December 31, 2014, for the 5 year period 2014 to 2019, for the 10 year period 2014 to 2024 and for the 20 year period 2014 to 2034 of approximately 15.8 percent, 13.3 percent and 10.3 percent, respectively.

Revenues and related accounts receivable from oil and natural gas operations primarily are generated from the sale of produced oil, natural gas liquids and natural gas to energy marketing companies. Such sales are typically made on an unsecured credit basis with payment due the month following delivery. This concentration of sales to the energy marketing industry has the potential to affect Energen’s overall exposure to credit risk, either positively or negatively, in that our oil and natural gas purchasers may be affected similarly by changes in economic, industry or other conditions. Energen considers the credit quality of its customers and, in certain instances, may require credit assurances such as a deposit, letter of credit or parent guarantee.

Energen plans to continue investing significant capital in oil and natural gas production operations. For 2015, we expect our oil and natural gas capital spending to total approximately $1 billion, including $347 million for existing properties and $613 million for exploration. Included in this $347 million is approximately $288 million for the development of previously identified proved undeveloped reserves.

Capital expenditures by area and targeted formation during 2015 are planned as follows:

Year ended December 31, (in thousands)	2015
Permian
Midland Basin
Wolfcamp	$515,000
Spraberry	68,000
Wolfberry	27,000
SWD/Facilities	45,000
Non-operated/Other	10,000
Delaware Basin
Bone Spring	10,000
Wolfcamp	85,000
Wolfbone	13,000
Lease extensions	37,000
SWD/Facilities	39,000
Non-operated/Other	3,000
Other Permian	12,000
San Juan Basin/Non-Operated/Other	73,000
Net Carry-in/Carry Out	63,000
Total	$1,000,000

Energen anticipates having the following drilling rigs and net wells by area during 2015. The drilling rigs presented below are operated while the net wells include operated and non-operated wells.

	Drilling Rigs	Net Wells
Permian Basin	8-11	116

Energen also may allocate additional capital for other oil and natural gas activities such as property acquisitions and additional development of existing properties. Energen may evaluate acquisition opportunities which arise in the marketplace. Energen’s ability to invest in property acquisitions is subject to market conditions and industry trends. Property acquisitions, except as discussed above, are not included in the aforementioned estimate of oil and natural gas investments and could result in capital expenditures different from those outlined above.

To finance capital spending, Energen expects to use internally generated cash flow supplemented by our existing $2.0 billion five-year syndicated credit facility. We also will use the $395 million of proceeds expected from the sale of certain San Juan Basin properties. Energen also may issue long-term debt and equity periodically to replace short-term obligations, enhance liquidity and provide for permanent financing. Access to capital is an integral part of Energen’s business plan. While we expect to have ongoing access to our credit facility and long-term capital markets, continued access could be adversely affected by current and future economic and business conditions and possible credit rating downgrades.

Credit Facility and Working Capital
On September 2, 2014, Energen entered into a $1.5 billion five-year syndicated secured credit facility with domestic and foreign lenders. The credit facility was amended to $2.0 billion on November 17, 2014. The credit facility has an initial borrowing base of $2.1 billion. This credit facility refinances and replaces the $1.25 billion five-year syndicated unsecured credit facility entered into on October 30, 2012. Energen’s obligations under the $2.0 billion syndicated credit facility are unconditionally guaranteed by Energen Resources. The financial covenants of the credit facility require Energen to maintain a ratio of total debt to consolidated income before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and other non-cash income and expenses (EBITDAX) less than or equal to 4.0 to 1.0; to maintain a ratio of consolidated current assets (adjusted to include amounts available for borrowings and exclude non-cash derivative instruments) to consolidated current liabilities (adjusted to exclude maturities under the credit facility and non-cash derivative instruments) greater than or equal to 1.0 to 1.0; and, during certain periods, to maintain a ratio of the net present value of proved reserves of our oil and natural gas properties to consolidated total debt greater than or equal to 1.50 to 1.0. Our credit facility also limits our ability to enter into commodity hedges based on projected production volumes. The Company was in compliance with the terms of the syndicated credit facility at December 31, 2014.

At close of the sale of certain San Juan properties, our borrowing base and corresponding bank commitments will be reduced by $220 million reflecting the sold proved reserves. In addition, our borrowing base is subject to redetermination semi-annually and for event-driven unscheduled redeterminations. Each redetermination includes updating the borrowing base for new drilling and production and for any changes to the specific lending criteria of our bank group, including commodity price outlook. Given the recent decrease in commodity prices and based on the recent strip prices, we anticipate a further reduction of $150 million to $250 million to our borrowing base. However, we believe that after reflecting these reductions to our borrowing base and related bank commitments we will have adequate liquidity to execute our planned capital spending.

At December 31, 2014, Energen reported unadjusted working capital of $359.0 million arising from current assets of $919.4 million exceeding current liabilities of $560.3 million. Working capital at Energen is influenced by the fair value of derivative financial instruments associated with future production. Energen has $322.3 million in current assets and $1.0 million in current liabilities, respectively, associated with its derivative financial instruments at December 31, 2014. Energen relies upon cash flows from operations supplemented by our credit facility to fund working capital needs.

Credit Ratings
On September 3, 2014, following the sale of Alagasco, Standard & Poor’s (S&P) lowered its credit ratings for Energen from BBB- to BB with a stable outlook. On April 8, 2014, Moody’s Investors Service lowered Energen’s senior unsecured credit rating from Baa3 to Ba1 with a negative outlook.

Dividends
Dividends for the first, second and third quarter of 2014 were $0.15 per share on Energen common stock and $0.02 per share for the fourth quarter of 2014. Subsequent to the sale of Alagasco, Energen substantially reduced the amount of its dividend payments with a focus on further development and exploration of its oil and natural gas properties. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and is based upon business conditions, results of operations, financial conditions and other factors. Energen’s credit facility prohibits payment of dividends during an event of default, if the payment would result in an event of default or if availability is less than 10 percent of the loan limit under the credit facility.

Employee Benefit Plans
In October 2014, Energen’s Board of Directors elected to freeze and terminate its qualified defined benefit pension plan. A plan amendment adopted in October 2014 closes the plan to new entrants, effective November 1, 2014, and freezes benefit accruals effective December 31, 2014. Energen terminated the plan on January 31, 2015. We anticipate distributing benefits under the plan in late 2015 or early 2016 pending receipt of a determination letter from the Internal Revenue Service and completion of certain administrative actions.

Energen’s non-qualified supplemental retirement plans were terminated effective December 31, 2014. Distributions under the plans are subject to certain payment restrictions under the Internal Revenue Code and Treasury regulations and payments to plan participants will be made in each of the first quarters of 2015 and 2016. In connection with the termination of these plans, Energen has also reclassified approximately $11.0 million as of December 31, 2014 of its investment in a Rabbi Trust from other long term assets to prepayments and other assets in the accompanying balance sheets to reflect its intent to utilize these assets to fund the estimated payments in the first quarter of 2015.

In October 2014, Energen’s Board of Directors amended and restated the Employee Saving Plan to make certain benefit design changes effective January 1, 2015. The benefit design changes include an increase in the percentage of Company match and other contributions.

Stock Repurchase Authorization
From time to time, the Company may repurchase shares of its common stock through open market or negotiated purchases. Such repurchases would be pursuant to a 3,600,000 share repurchase authorization approved by the Board of Directors on October 22, 2014. For the year ended December 31, 2014, Energen repurchased and retired 226,839 shares for $14.9 million pursuant to our repurchase authorization. There were no shares repurchased pursuant to its repurchase authorization for the years ended December 31, 2013 and 2012. As of December 31, 2014, a total of 3,373,161 shares remain authorized for future repurchase. The timing and amounts of any repurchases are subject to changes in market conditions and other business considerations. Energen also from time to time acquires shares in connection with participant elections under Energen’s stock compensation plans. For the years ended December 31, 2014, 2013 and 2012, Energen acquired 32,768 shares, 14,766 shares and 12,867 shares, respectively, in connection with its stock compensation plans.

Contractual Cash Obligations and Other Commitments
In the course of ordinary business activities, Energen enters into a variety of contractual cash obligations and other commitments. The following table summarizes Energen’s significant contractual cash obligations, other than hedging contracts, as of December 31, 2014:

	Payments Due Before December 31,
(in thousands)	Total	2015	2016-2017	2018-2019	2020 and Thereafter
Long-term debt (1)	$1,039,000	$—	$19,000	$485,000	$535,000
Interest payments on debt	283,382	37,689	74,791	69,888	101,014
Operating leases	12,597	2,698	5,144	4,755	—
Asset retirement obligations (2)	742,007	3,282	4,825	4,816	729,084
Nonqualified supplemental retirement plans	26,461	10,959	14,714	217	571
Total contractual cash obligations	$2,103,447	$54,628	$118,474	$564,676	$1,365,669

(1) Long-term debt obligations include approximately $0.4 million of unamortized debt discounts as of December 31, 2014.

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

Under various agreements for third-party gathering, treatment, transportation or other services, Energen is committed to deliver minimum production volumes or to pay certain costs in the event the minimum quantities are not delivered. These delivery commitments are approximately 5.4 MMBOE through August 2017.

During 2015, Energen anticipates an additional contribution of $13.7 million in order to complete the distribution of plan assets related to the plan termination. The contractual obligations reported above exclude any payments Energen expects to make to postretirement benefit program assets.

The contractual obligations reported above exclude Energen’s liability of $17.5 million related to Energen’s provision for uncertain tax positions. Energen cannot make a reasonably reliable estimate of the amount and period of related future payments for such liability.

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

Energen Resources appealed the Order in 2011 and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order that is now under appeal. In the Revised Order, ONRR has ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. Energen estimates that application of the Revised Order to all of the Company’s federal leases would result in ONRR claims up to approximately $24 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen continues to vigorously contest the Revised Order and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of December 31, 2014.

Derivative Commodity Instruments
We periodically enter into derivative commodity instruments to hedge our exposure to price fluctuations on oil, natural gas liquids and natural gas production. Such instruments may include over-the-counter (OTC) swaps and basis swaps typically executed with investment and commercial banks and energy-trading firms.

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net gain position with thirteen of our active counterparties and in a net loss position with the remaining one at December 31, 2014. Energen has policies in place to limit hedging to not more than 80 percent of our estimated annual production; however, Energen’s credit facility contains a covenant which operates to limit hedging at a lower threshold in certain circumstances.

Energen has prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the market value of crude oil, natural gas liquids and natural gas may have on the fair value of its derivative instruments. This analysis measured the impact on the commodity derivative instruments and, thereby, did not consider the underlying exposure related to the commodity. At December 31, 2014, Energen was in a net gain position of $321.3 million for derivative contracts and estimates that a 10 percent increase or decrease in the commodities prices would have resulted in an approximate $54 million change in the fair value of open derivative contracts; however, gains and losses on derivative contracts are expected to be similarly offset by sales at the spot market price. The hypothetical change in fair value was calculated by multiplying the difference between the hypothetical price and the contractual price by the contractual volumes and did not include the impact of related taxes on actual cash prices.

All derivatives are recognized at fair value under the fair value hierarchy as discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Financial Statements. Level 3 assets as of December 31, 2014 represent an immaterial amount of both total assets and liabilities. Changes in fair value primarily result from price changes in the underlying commodity. Energen has prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its Level 3 instruments. We estimate that a 10 percent increase or decrease in commodity prices would result in an approximate $6.7 million change in the fair value of open Level 3 derivative contracts and to the results of operations.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law. Title VII of the Dodd-Frank Act establishes federal oversight and regulation of the over-the-counter derivatives markets and participants in such markets and requires the Commodities Futures Trading Commission (CFTC) and the SEC to promulgate implementing rules and regulations. These rules and regulations will cover, among other transactions, transactions linked to crude oil and natural gas prices.  We believe Energen’s derivative transactions qualify for the end-user exception which exempts them from certain Dodd-Frank Act margin and exchange clearing requirements pursuant to final regulations adopted by the CFTC and SEC and published in the Federal Register on July 19, 2012. However, the Dodd-Frank Act also authorized the CFTC to set position limits for certain futures and options contracts in the major energy markets and for swaps that are their economic equivalents. The CFTC’s initial regulations on position limits were vacated by the U.S. District Court for the District of Columbia in 2012, and the CFTC subsequently proposed new position limits in November 2013 which have not yet been finally adopted. The full impact of the Dodd-Frank Act and related regulatory requirements on Energen will not be known until the regulations have been fully implemented and the derivative markets have adjusted to such regulations. Energen could experience increased costs and reduced liquidity in the markets as a result of the new rules and regulations, which could reduce hedging opportunities and negatively affect our revenues and cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Energen’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Management has identified the following critical accounting policies in the application of existing accounting standards or in the implementation of new standards that involve significant judgments and estimates by Energen. The application of these accounting policies necessarily requires management’s most subjective or complex judgments regarding estimates and projected outcomes of future events that could have a material impact on the financial statements.

Accounting for Oil and Natural Gas Producing Activities and Related Proved Reserves: Energen utilizes the successful efforts method of accounting for its oil and natural gas producing activities. Acquisition and development costs of proved properties are capitalized and amortized on a units-of-production basis over the remaining life of total proved and proved developed reserves. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas liquids and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The technologies associated with these proved reserve estimates are analysis of well production data, geophysical data, wireline and core data. Accordingly, these estimates do not include probable or possible reserves. Estimated oil and gas proved reserves are based on currently available reservoir data and are subject to future revision. Estimates of physical quantities of oil and natural gas proved reserves have been determined by Company engineers. Independent oil and natural gas reservoir engineers have audited the estimates of proved reserves of crude oil, natural gas liquids and natural gas attributed to Energen’s net interests in oil and natural gas properties as of December 31, 2014. The independent reservoir engineers have issued reports covering approximately 99 percent of the Company’s ending proved reserves and in their judgment these estimates were reasonable in the aggregate. Energen’s production of proved undeveloped reserves requires the drilling of development wells and the installation or completion of related infrastructure facilities.

Changes in oil and natural gas prices, operating costs and expected performance from the properties can result in a revision to the amount of estimated proved reserves held by Energen. If proved reserves are revised upward, earnings could be affected due to lower depreciation and depletion expense per unit of production. Likewise, if proved reserves are revised downward, earnings could be affected due to higher depreciation and depletion expense or due to an immediate writedown of the property’s book value if an impairment is warranted.

The table below reflects an estimated increase in 2015 depreciation, depletion and amortization expense associated with an assumed downward revision in the reported oil and natural gas reserve amounts at December 31, 2014:

	Percentage Change in Proved Oil & Natural Gas Reserves From Reported Reserves
	as of December 31, 2014
(dollars in thousands)	-5%	-10%
Estimated increase in DD&A expense for the year ended December 31, 2015, net of tax	$15,927	$33,339

Exploratory drilling costs are capitalized pending determination of proved reserves. If proved reserves are not discovered, the exploratory drilling costs are expensed. Other exploration costs, including geological and geophysical costs, are expensed as incurred.

Asset Impairments: Oil and natural gas proved properties periodically are assessed for possible impairment on a field-by-field basis using the estimated undiscounted future cash flows. Impairment losses are recognized when the estimated undiscounted future cash flows are less than the current net book values of the properties in a field. Energen monitors its oil and natural gas properties as well as the market and business environments in which it operates and makes assessments about events that could result in potential impairment issues. Such potential events may include, but are not limited to, substantial commodity price declines, unanticipated increased operating costs, and lower than expected production performance. If a material event occurs, we make an estimate of undiscounted future cash flows to determine whether the asset is impaired. If the asset is impaired, Energen will record an impairment loss for the difference between the net book value of the properties and the fair value of the properties. The fair value of the properties typically is estimated using discounted cash flows.

Cash flow and fair value estimates require Energen to make projections and assumptions for pricing, demand, competition, operating costs, legal and regulatory issues, discount rates and other factors for many years into the future. These variables can, and often do, differ from the estimates and can have a positive or negative impact on our need for impairment or on the amount of impairment. In addition, further changes in the economic and business environment can impact Energen’s original and ongoing assessments of potential impairment.

Energen also may recognize impairments of capitalized costs for unproved properties. The greatest portion of these costs generally relate to the acquisition of leasehold. The costs are capitalized and periodically evaluated as to recoverability, based on changes brought about by exploration activities, changes in economic factors and potential shifts in business strategy employed by management. We consider a combination of geologic and economic factors to evaluate the need for impairment of these costs.

Derivatives: Energen periodically enters into derivative commodity instruments to manage its exposure to oil, natural gas liquids and natural gas price volatility. We enter into derivative transactions that are accounted for as mark-to-market transactions with gains and losses reported in current period gain (loss) on derivative instruments, net. Energen does not enter into derivatives or other financial instruments for trading purposes. The use of derivative contracts to mitigate price risk may cause the Company’s financial position, results of operations and cash flow to be materially different from results that would have been obtained had such risk mitigation activities not occurred.

Employee Benefit Plans: An employer is required to recognize the net funded status of defined benefit pensions and other postretirement benefit plans as an asset or liability in its statement of financial position and to recognize changes in the funded status through comprehensive income in the year in which the changes occur. For other postretirement plans, the benefit obligation is the accumulated postretirement benefit obligation, a measurement of earned postretirement benefit obligations expected to be paid to employees upon retirement. As Energen has frozen and plans to terminate the defined benefit pension plan, the projected pension benefit obligation as of December 31, 2014 represents the present value of the estimated cost of settling the benefit obligation of the plan.

Actuarial assumptions attempt to anticipate future events and are used in calculating the expenses and liabilities related to these plans. The calculation of the liability related to Energen’s benefit plans includes assumptions regarding the market interest rates at which pension benefits will be settled, appropriate weighted average discount rates, the expected long-term rate of return on the plans’ assets and the anticipated life span of employees. The key assumptions used in determining these calculations are disclosed in Note 5, Employee Benefit Plans, in the Notes to Financial Statements.

In selecting each discount rate, consideration was given to Moody’s Aa corporate bond rates, along with a yield curve applied to payments Energen expects to make out of its retirement plans. The yield curve is comprised of a broad base of Aa bonds with maturities between zero and thirty years. The discount rate for each plan was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments; the weighted average discount rate used to determine net periodic benefit costs was 3.66 percent for the pension plans and 4.88 percent for the other postretirement plans for the year ended December 31, 2014. The assumed rate of return on assets is the weighted average of expected long-term asset assumptions; the return on assets used to determine net periodic benefit cost was 7 percent for each of the applicable plans for the year ended December 31, 2014. The estimated weighted average rate of increase in the compensation level for pay related plans was 3.63 percent for the year ended December 31, 2014.

The selection and use of actuarial assumptions affects the amount of benefit expense recorded in Energen’s financial statements. The table below reflects a hypothetical 25 basis point change in assumed actuarial assumptions to pre-tax benefit expense for the year ended December 31, 2014:

(in thousands)	Postretirement Expense
Discount rate change	$10
Return on assets	$25

The weighted average discount rate and return on plan assets used in the 2015 actuarial assumptions for other postretirement plans are 4.25 percent and 7.00 percent, respectively.

The pension plan obligations anticipated the plan will be settled during late 2015. Should the settlement not occur until 2016, the obligations may vary based on market rates and the time of settlement. A 25 basis point increase in market rates would reduce the cost of settling the pension obligations by approximately $2.7 million.

Asset Retirement Obligation: Energen records the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Subsequent to initial measurement, liabilities are required to be accreted to their present value each period and capitalized costs are depreciated over the estimated useful life of the related assets. Upon settlement of the liability, Energen will settle the obligation for its recorded amount and recognize the resulting gain or loss. Energen has an obligation to remove tangible equipment and restore land at the end of oil and natural gas production operations. The estimate of future restoration and removal costs includes numerous assumptions and uncertainties, including but not limited to, inflation factors, discount rates, timing of settlement, and changes in contractual, regulatory, political, environmental, safety and public relations considerations.

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

See Note 18, Recently Issued Accounting Standards, in the Notes to Financial Statements for information regarding recently issued accounting standards.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained herein should be read in conjunction with the related disclosures as set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Outlook” and in Note 7, Derivative Commodity Instruments, and in Note 8, Fair Value Measurements, in the Notes to Financial Statements.

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

As of December 31, 2014, Energen entered into the following transactions for 2015 and subsequent years:

Production Period	Total Hedged Volumes		Average Contract Price	Description	Fair Value (in thousands)
Oil
2015	8,280	MBbl	$89.30 Bbl	NYMEX Swaps	$268,550
Oil Basis Differential
2015	2,160	MBbl	$(4.30) Bbl	WTS/WTI Basis Swaps*	(3,836)
2015	6,840	MBbl	$(4.82) Bbl	WTI/WTI Basis Swaps**	(14,419)
Natural Gas
2015	23.0	Bcf	$4.13 Mcf	Basin Specific Swaps - San Juan	28,597
2015	8.0	Bcf	$4.25 Mcf	Basin Specific Swaps - Permian	10,927
December 2014 contracts (closed but not cash settled)					31,530
Total					$321,349
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

Interest rate risk: Our interest rate exposure as of December 31, 2014 primarily relates to our syndicated credit facility with variable interest rates. At December 31, 2014, we had interest rate swap agreements with a notional of $133 million. The interest rate swaps exchange a variable interest rate for a fixed interest rate of 1.0425 percent. The fair value of our interest rate swaps was a $0.8 million liability at December 31, 2014. The weighted average interest rate for amounts outstanding at December 31, 2014 was 1.67 percent. All long-term debt obligations, other than our credit facility, were at fixed rates at December 31, 2014.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENERGEN CORPORATION

Schedules other than those listed above are omitted because they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Energen Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Energen Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
March 2, 2015

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2014	December 31, 2013

ASSETS
Current Assets
Cash and cash equivalents	$1,852	$2,523
Accounts receivable, net of allowance for doubtful accounts of $688 and $696 at December 31, 2014 and 2013, respectively	157,678	136,334
Inventories	14,251	11,130
Assets held for sale	395,797	1,242,872
Deferred income taxes	—	21,250
Derivative instruments	322,337	17,463
Prepayments and other	27,445	9,989
Total current assets	919,360	1,441,561
Property, Plant and Equipment
Oil and gas properties, successful efforts method
Proved properties	6,903,514	6,695,400
Unproved properties	142,340	168,975
Less accumulated depreciation, depletion and amortization	1,893,106	1,776,802
Oil and gas properties, net	5,152,748	5,087,573
Other property and equipment, net	46,389	30,515
Total property, plant and equipment, net	5,199,137	5,118,088
Other postretirement assets	—	8,894
Noncurrent derivative instruments	—	5,439
Other assets	19,761	48,230
TOTAL ASSETS	$6,138,258	$6,622,212

The accompanying Notes to Financial Statements are an integral part of these statements.

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2014	December 31, 2013

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Long-term debt due within one year	$—	$60,000
Notes payable to banks	—	489,000
Accounts payable	101,453	78,178
Accrued taxes	5,530	8,201
Accrued wages and benefits	46,162	27,036
Accrued capital costs	207,461	93,623
Revenue and royalty payable	72,047	51,519
Liabilities related to assets held for sale	24,230	831,570
Deferred income taxes	79,164	—
Derivative instruments	988	30,302
Other	23,288	21,796
Total current liabilities	560,323	1,691,225
Long-term debt	1,038,563	1,093,541
Asset retirement obligations	94,060	108,533
Pension and other postretirement liabilities	15,935	47,484
Deferred income taxes	1,000,486	807,614
Noncurrent derivative instruments	—	398
Other	14,287	15,398
Total liabilities	2,723,654	3,764,193
Commitments and Contingencies
Shareholders’ Equity Preferred stock, cumulative, $0.01 par value, 5,000,000 shares authorized	—	—
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 75,875,711 shares issued at December 31, 2014 and 75,574,156 shares issued at December 31, 2013	759	756
Premium on capital stock	564,438	523,711
Retained earnings	2,997,821	2,476,616
Accumulated other comprehensive income (loss), net of tax
Unrealized gain on hedges, net	—	13,362
Pension and postretirement plans	(22,870)	(32,245)
Interest rate swap	—	(1,184)
Deferred compensation plan	2,862	3,259
Treasury stock, at cost; 2,980,598 shares and 2,967,999 shares at December 31, 2014 and 2013, respectively	(128,406)	(126,256)
Total shareholders’ equity	3,414,604	2,858,019
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,138,258	$6,622,212

The accompanying Notes to Financial Statements are an integral part of these statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, (in thousands, except share data)	2014	2013	2012

Revenues
Oil, natural gas liquids and natural gas sales	$1,344,194	$1,256,317	$1,006,795
Gain (loss) on derivative instruments, net	335,019	(50,024)	84,153
Total revenues	1,679,213	1,206,293	1,090,948
Operating Costs and Expenses
Oil, natural gas liquids and natural gas production	274,432	257,438	202,286
Production and ad valorem taxes	102,063	94,103	75,907
Depreciation, depletion and amortization	548,564	452,876	342,611
Asset impairment	416,801	13,906	6,304
Exploration	28,090	14,036	13,052
General and administrative	122,052	113,821	78,627
Accretion of discount on asset retirement obligations	7,608	6,995	6,339
Loss on sale of assets and other, net	2,642	981	1,718
Total operating costs and expenses	1,502,252	954,156	726,844
Operating Income	176,961	252,137	364,104
Other Income (Expense)
Interest expense	(37,771)	(39,736)	(47,565)
Other income	1,181	3,803	1,645
Total other expense	(36,590)	(35,933)	(45,920)
Income From Continuing Operations Before Income Taxes	140,371	216,204	318,184
Income tax expense	40,728	74,323	113,563
Income From Continuing Operations	99,643	141,881	204,621
Discontinued Operations, net of tax
Income from discontinued operations	29,292	59,079	48,941
Gain on disposal of discontinued operations, net	439,097	3,594	—
Income From Discontinued Operations	468,389	62,673	48,941
Net Income	$568,032	$204,554	$253,562

Diluted Earnings Per Average Common Share
Continuing operations	$1.36	$1.96	$2.83
Discontinued operations	6.39	0.86	0.68
Net Income	$7.75	$2.82	$3.51
Basic Earnings Per Average Common Share
Continuing operations	$1.37	$1.96	$2.84
Discontinued operations	6.42	0.87	0.68
Net Income	$7.79	$2.83	$3.52

Diluted Average Common Shares Outstanding	73,274,631	72,470,622	72,316,214
Basic Average Common Shares Outstanding	72,896,579	72,317,865	72,119,021

The accompanying Notes to Financial Statements are an integral part of these statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, (in thousands)	2014	2013	2012

Net Income	$568,032	$204,554	$253,562
Other comprehensive income (loss):
Cash flow hedges:
Current period change in fair value of derivative commodity instruments, net of tax of $23, ($6,660) and $40,720, respectively	37	(10,866)	66,438
Reclassification adjustment for derivative commodity instruments, net of tax of ($8,212), ($13,560) and ($17,994), respectively	(13,399)	(22,124)	(29,359)
Current period change in fair value of interest rate swap, net of tax of ($160), ($80) and ($1,228), respectively	(298)	(148)	(2,281)
Reclassification adjustment for interest rate swap, net of tax of $798, $603 and $574, respectively	1,482	1,120	1,066
Total cash flow hedges	(12,178)	(32,018)	35,864
Pension and postretirement plans:
Amortization of net benefit obligation at transition, net of tax of $8, $112 and $100, respectively	14	207	186
Amortization of prior service cost, net of tax of $87, $90 and $119, respectively	161	167	221
Amortization of net loss, net of tax of $7,676, $4,472 and $1,676, respectively	14,256	8,306	3,113
Current period change in fair value of pension and postretirement plans, net of tax of ($2,722), $6,237, and ($9,393), respectively	(5,056)	11,582	(17,443)
Total pension and postretirement plans	9,375	20,262	(13,923)
Comprehensive Income	$565,229	$192,798	$275,503

The accompanying Notes to Financial Statements are an integral part of these statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Premium on Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation Plan	Treasury Stock	Total Shareholders’ Equity
(in thousands, except share data)	Number of Shares	Par Value
BALANCE DECEMBER 31, 2011	75,007,412	$750	$485,720	$2,100,885	$(30,252)	$3,511	$(128,451)	$2,432,163
Net income				253,562				253,562
Other comprehensive income					21,941			21,941
Purchase of treasury shares, net (5,459 shares)							(277)	(277)
Shares issued for employee benefit plans	60,348	1	2,060					2,061
Deferred compensation obligation						(737)	737	—
Stock-based compensation			6,580				502	7,082
Tax benefit from employee stock plans			550					550
Cash dividends - $0.56 per share				(40,392)				(40,392)
BALANCE DECEMBER 31, 2012	75,067,760	751	494,910	2,314,055	(8,311)	2,774	(127,489)	2,676,690
Net income				204,554				204,554
Other comprehensive loss					(11,756)			(11,756)
Purchase of treasury shares, net (14,766 shares)							(1,038)	(1,038)
Shares issued for employee benefit plans	506,396	5	18,790					18,795
Deferred compensation obligation						485	(485)	—
Stock-based compensation			6,869				2,756	9,625
Tax benefit from employee stock plans			3,142					3,142
Cash dividends - $0.58 per share				(41,993)				(41,993)
BALANCE DECEMBER 31, 2013	75,574,156	756	523,711	2,476,616	(20,067)	3,259	(126,256)	2,858,019
Net income				568,032				568,032
Other comprehensive loss					(2,803)			(2,803)
Purchase of treasury shares, net (32,768 shares)							(2,547)	(2,547)
Purchase and retirement of shares	(226,839)	(2)	(2,388)	(12,523)				(14,913)
Shares issued for employee benefit plans	528,394	5	25,496					25,501
Deferred compensation obligation						(397)	397	—
Stock-based compensation			11,713					11,713
Tax benefit from employee stock plans			5,906					5,906
Cash dividends - $0.47 per share				(34,304)				(34,304)
BALANCE DECEMBER 31, 2014	75,875,711	$759	$564,438	$2,997,821	$(22,870)	$2,862	$(128,406)	$3,414,604

The accompanying Notes to Financial Statements are an integral part of these statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, (in thousands)	2014	2013	2012

Operating Activities
Net income	$568,032	$204,554	$253,562
Income from discontinued operations	(468,389)	(62,673)	(48,941)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	548,564	452,876	342,611
Asset impairment	416,801	13,906	6,304
Accretion of discount on asset retirement obligations	7,608	6,995	6,339
Deferred income taxes	302,890	118,600	128,171
Change in derivative fair value	(346,646)	48,029	(41,819)
(Gain) loss on sale of assets	55	(89)	(529)
Stock-based compensation expense	11,332	13,621	5,318
Exploration, including dry holes	9,325	2,102	10,453
Discontinued operations	91,510	109,318	85,065
Other, net	4,166	12,284	(714)
Net change in:
Accounts receivable	4,812	23,785	4,111
Inventories	(3,121)	10,817	(561)
Accounts payable	18,695	(52,946)	(14,038)
Accrued taxes/income tax receivable	(487,787)	2,139	(6,679)
Pension and other postretirement benefit contributions	(12,483)	(5,677)	(3,271)
Other current assets and liabilities	40,119	29,736	10,355
Net cash provided by operating activities	705,483	927,377	735,737
Investing Activities
Additions to oil and natural gas properties	(1,264,059)	(1,109,365)	(1,107,911)
Acquisitions, net of cash acquired	(70,730)	(31,331)	(139,563)
Proceeds from sale of Alabama Gas Corporation and other assets	1,347,725	160,986	2,562
Purchase of short-term investments	(473,000)	(310,000)	—
Sale of short-term investments	473,000	310,000	—
Discontinued operations	(51,850)	(73,341)	(76,740)
Other, net	—	(559)	(530)
Net cash used in investing activities	(38,914)	(1,053,610)	(1,322,182)
Financing Activities
Payment of dividends on common stock	(34,304)	(41,993)	(40,392)
Issuance of common stock	23,053	17,780	1,224
Purchase and retirement of shares	(14,913)	—	—
Issuance of long-term debt	—	600,000	—
Reduction of long-term debt	(600,000)	(350,000)	(1,000)
Payment of debt issuance costs	(10,901)	(2,740)	—
Net change in credit facility	(4,000)	(77,000)	566,000
Tax benefit on stock compensation	5,906	3,142	550
Discontinued operations	(35,113)	(27,105)	61,744
Other	—	—	(1,518)
Net cash provided by (used in) financing activities	(670,272)	122,084	586,608
Net change in cash and cash equivalents	(3,703)	(4,149)	163
Cash and cash equivalents at beginning of period	5,555	9,704	9,541
Cash and cash equivalents at end of period	1,852	5,555	9,704
Less cash and cash equivalents of discontinued operations at end of period	—	(3,032)	(5,559)
Cash and cash equivalents of continuing operations at end of period	$1,852	$2,523	$4,145
The accompanying Notes to Financial Statements are an integral part of these statements.

ENERGEN CORPORATION
NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Energen Corporation (Energen or the Company) is an oil and natural gas exploration and production company engaged in the exploration, development and production of oil and natural gas liquids-rich properties and natural gas in the Permian Basin in west Texas and the San Juan Basin in New Mexico and Colorado. Headquartered in Birmingham, Alabama, our operations are conducted through our subsidiary, Energen Resources Corporation (Energen Resources).

Energen may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. All assets held for sale are reported at the lower of the carrying amount or estimated fair value. Certain of these held for sale properties also qualify as discontinued operations when the sale results in the elimination of operations and cash flows from company operations and when there will be no significant continuing involvement in the operations and cash flows of the sold component. The results of operations of these properties are reclassified and reported as discontinued operations for prior periods.

Prior to September 2, 2014, Energen owned Alabama Gas Corporation (Alagasco), which was engaged in the purchase, distribution and sale of natural gas principally in central and north Alabama. On September 2, 2014, Energen completed the transaction to sell Alagasco to The Laclede Group, Inc. (Laclede) for $1.6 billion, less the assumption of $267 million in debt. The net pre-tax proceeds to Energen totaled approximately $1.32 billion resulting in a pre-tax gain of $726.5 million. This sale had an effective date of August 31, 2014. Energen used cash proceeds from the sale to reduce long-term and short-term indebtedness. During the second quarter of 2014, Energen classified Alagasco as held for sale and reflected the associated operating results in discontinued operations. See Note 15, Discontinued Operations and Held for Sale Properties, for further information regarding the sale of Alagasco.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Principles of Consolidation

The accompanying consolidated financial statements include Energen and its subsidiaries, principally Energen Resources, after elimination of all significant intercompany transactions in consolidation. In the opinion of management, our consolidated financial statements reflect all adjustments necessary to present fairly our financial position, results of operations, and cash flows for the periods and as of the dates shown. Such adjustments consist of normal recurring items. In addition, and in connection with the sale of Alagasco, we have chosen to reformat our financial statements to reflect a presentation more closely aligned with our peers in the oil and natural gas industry. As part of the financial statement reformatting, certain reclassifications were made to conform prior periods’ financial statements to the current-year presentation. These reclassifications primarily included further detail under operating costs and expenses. We further reclassified all commodity hedges from oil and natural gas operating revenues to gain (loss) on derivative instruments, net, as follows:

Years ended December 31, (in thousands)	2014	2013	2012
Open non-cash mark-to-market gains (losses) on derivative instruments	$315,445	$(47,832)	$58,750
Closed gains (losses) on derivative instruments	19,574	(2,192)	25,403
Gain (loss) on derivative instruments, net	$335,019	$(50,024)	$84,153

We classified as discontinued operations interest on debt required to be extinguished, certain depreciation costs that ended at close of transaction, the related income tax impact of these items and the earnings of Alagasco. In addition, we reclassified from discontinued operations certain general and administrative (G&A) expenses, other income and the related tax impact from these items. The table below provides a detail of these items included in income (loss) from discontinued operations as follows:

Years ended December 31, (in thousands)	2014	2013	2012
Alagasco net income	$40,646	$57,399	$49,402
Depreciation, depletion and amortization	(408)	(598)	(572)
General and administrative	3,337	5,894	5,166
Interest expense	(17,306)	(13,815)	(1,693)
Other income	(347)	(1,342)	(977)
Income tax expense (benefit)	5,567	3,728	(727)
Alagasco income from discontinued operations	31,489	51,266	50,599
Energen income (loss) from discontinued operations	(2,197)	7,813	(1,658)
Income from discontinued operations	$29,292	$59,079	$48,941

B. Oil and Natural Gas Operations

Property and Related Depletion: Energen follows the successful efforts method of accounting for costs incurred in the exploration and development of oil, natural gas liquids and natural gas reserves. Lease acquisition costs are capitalized initially, and unproved properties are reviewed periodically to determine if there has been impairment of the carrying value, with any such impairment charged to exploration expense currently. All development costs are capitalized. Energen capitalizes exploratory drilling costs until a determination is made that the well or project has either found proved reserves or is impaired. After an exploratory well has been drilled and found oil and natural gas reserves, a determination may be pending as to whether the oil and natural gas quantities can be classified as proved. In those circumstances, we continue to capitalize the drilling costs pending the determination of proved status if (i) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (ii) we are making sufficient progress assessing the reserves and the economic and operating viability of the project. Capitalized exploratory drilling costs are presented in unproved properties in the balance sheets. If the exploratory well is determined to be a dry well, the costs are charged to exploration expense. Other exploration costs, including geological and geophysical costs, are expensed as incurred. Depreciation, depletion and amortization expense is determined on a field-by-field basis using the units-of-production method based on proved reserves. Anticipated abandonment and restoration costs are capitalized and depreciated using the units-of-production method based on proved developed reserves.

Operating Revenues: Energen utilizes the sales method of accounting to recognize oil, natural gas liquids and natural gas production revenue. Under the sales method, revenues are based on actual sales volumes of commodities sold to purchasers. Over-production liabilities are established only when it is estimated that a property’s over-produced volumes exceed the net share of remaining proved reserves for such property. Energen had no significant production imbalances at December 31, 2014 and 2013.

Derivative Commodity Instruments: We periodically enter into derivative commodity instruments to hedge our exposure to price fluctuations on oil, natural gas and natural gas liquids production. Such instruments may include over-the-counter (OTC) swaps and basis swaps typically executed with investment and commercial banks and energy-trading firms. All derivative commodity instruments in a gain position are valued on a discounted basis incorporating an estimate of performance risk specific to each related counterparty. Derivative commodity instruments in a loss position are valued on a discounted basis incorporating an estimate of performance risk specific to Energen. All derivative transactions are included in operating activities on the consolidated statements of cash flows.

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

Prior to June 30, 2013, Energen used cash flow hedge accounting, where applicable, for its derivative transactions. The effective portion of the gain or loss on the derivative instrument was recognized in accumulated other comprehensive income as a component of shareholders’ equity and subsequently reclassified as gain (loss) on derivative instruments, net when the forecasted transaction affects earnings. The ineffective portion of a derivative’s change in fair value was required to be recognized immediately in gain (loss) on derivative instruments, net. All other derivative transactions not designated as cash flow hedge accounting are accounted for as mark-to-market transactions with gains or losses recognized in the period of change in gain (loss) on derivative instruments, net.

Effective March 31, 2013 and June 30, 2013, Energen dedesignated from cash flow hedge accounting 5,078 thousand barrels (MBbl) and 2,353 MBbl, respectively, of various NYMEX oil contracts with the Permian Basin due to lack of correlation. Gains and losses from inception of the hedge to the dedesignation date were frozen in accumulated other comprehensive income until the forecasted transactions actually occurred. Subsequent gains or losses are accounted for as mark-to-market transactions and recognized immediately through gain (loss) on derivative instruments, net.

Effective June 30, 2013, Energen discontinued the use of cash flow hedge accounting and dedesignated all remaining derivative commodity instruments that were previously designated as cash flow hedges. As a result of discontinuing hedge accounting, any gains or losses from inception of the hedge to June 30, 2013 were frozen in accumulated other comprehensive income until the forecasted transactions actually occurred. Any subsequent gains or losses are accounted for as mark-to-market and recognized immediately through gain (loss) on derivative instruments, net. As a result of Energen’s election to discontinue hedge accounting, all derivative transactions entered into subsequent to June 30, 2013 are accounted for as mark-to-market transactions with gains or losses recognized in the period of change in gain (loss) on derivative instruments, net.

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

Asset Impairments: Oil and natural gas proved properties periodically are assessed for possible impairment on a field-by-field basis using the estimated undiscounted future cash flows. Impairment losses are recognized when the estimated undiscounted future cash flows are less than the current net book values of the properties in a field. Energen monitors its oil and natural gas properties as well as the market and business environments in which it operates and makes assessments about events that could result in potential impairment issues. Such potential events may include, but are not limited to, substantial commodity price declines, unanticipated increased operating costs, and lower than expected production performance. If a material event occurs, we make an estimate of undiscounted future cash flows to determine whether the asset is impaired. If the asset is impaired, Energen will record an impairment loss for the difference between the net book value of the properties and the fair value of the properties. The fair value of the properties typically is estimated using discounted cash flows.

Cash flow and fair value estimates require Energen to make projections and assumptions for pricing, demand, competition, operating costs, legal and regulatory issues, discount rates and other factors for many years into the future. These variables can, and often do, differ from the estimates and can have a positive or negative impact on our need for impairment or on the amount of impairment. In addition, further changes in the economic and business environment can impact Energen’s original and ongoing assessments of potential impairment.

Energen also may recognize impairments of capitalized costs for unproved properties. The greatest portion of these costs generally relate to the acquisition of leasehold. The costs are capitalized and periodically evaluated as to recoverability, based on changes brought about by exploration activities, changes in economic factors and potential shifts in business strategy employed by management. We consider a combination of geologic and economic factors to evaluate the need for impairment of these costs.

Long-Lived Assets and Discontinued Operations: Energen may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. All assets held for sale are reported at the lower of the carrying amount or estimated fair value. Certain of these held for sale properties also qualify as discontinued operations when the sale results in the elimination of operations and cash flows from company operations and when there will be no significant continuing involvement in the operations and cash flows of the sold component. The results of operations of these properties are reclassified and reported as discontinued operations for prior periods.

Acquisitions: Energen recognizes all acquisitions at fair value. Energen estimates the fair value of the assets acquired and liabilities assumed as of the acquisition date, the date on which Energen obtained control of the properties for all acquisitions that qualify as business combinations. The fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Fair value measurements also utilize assumptions of market participants. Energen uses a discounted cash flow model and makes market assumptions as to future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates and risk adjusted discount rates. These assumptions represent Level 3 inputs under the fair value hierarchy. Acquisition related costs are expensed as incurred in G&A expense on the consolidated income statements.

C. Inventory

Inventories consist primarily of tubular goods and other oilfield equipment used in our operations and are stated at the lower of cost or market value, on a weighted average cost basis.

D. Fair Value Measurements

The carrying values of cash and cash equivalents, accounts payable, accounts receivable (net of allowance), derivative commodity instruments, pension and postretirement plan assets and liabilities and other current assets and liabilities approximate fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In determining fair value, we use various valuation approaches and classify all assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect our own assumptions about the assumptions other market participants would use in pricing the asset or liability based on the best information available in the circumstances. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The hierarchy is broken down into three levels based on the observability of inputs as follows:

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

The fair value of Energen’s derivative commodity instruments is determined using market transactions and other market evidence whenever possible, including market-based inputs to models and broker or dealer quotations. Our OTC derivative contracts trade in less liquid markets with limited pricing information as compared to markets with actively traded, unadjusted quoted prices; accordingly, the determination of fair value is inherently more difficult. OTC derivatives for which we are able to substantiate fair value through directly observable market prices are classified within Level 2 of the fair value hierarchy. These Level 2 fair values consist of swaps priced in reference to NYMEX oil and natural gas prices. OTC derivatives valued using unobservable market prices have been classified within Level 3 of the fair value hierarchy. These Level 3 fair values include basin specific, basis and natural gas liquids swaps. We consider the frequency of pricing and variability in pricing between sources in determining whether a market is considered active. While Energen does not have access to the specific assumptions used in its counterparties’ valuation models, we maintain communications with our counterparties and discuss pricing practices. Further, we corroborate the fair value of our transactions by comparison of market-based price sources.

Energen utilizes a discounted cash flow model in valuing its interest rate derivatives, which are comprised of interest rate swap agreements. The fair value attributable to Energen's interest rate derivative contracts is based on (i) the contracted notional amounts, (ii) active market-quoted LIBOR yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve.

Pension and postretirement plan assets include cash and mutual funds. Plan assets were classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The determination and classification of fair value requires judgment and may affect the valuation of fair value assets and their placement within the fair value hierarchy. Level 1 and Level 2 fair values use market transactions and other market evidence whenever possible and consist primarily of equities, fixed income and mutual funds. Level 3 fair values used unobservable market prices primarily associated with certain alternative investments and a limited partnership in 2013 and 2012.

E. Income Taxes

Energen uses the liability method of accounting for income taxes. Under this method, a deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences between the financial statement basis and the tax basis of assets and liabilities as well as tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period of the change. Energen and its subsidiaries file a consolidated federal income tax return. Consolidated federal income taxes are charged to appropriate subsidiaries using the separate return method.

F. Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in the existing accounts receivable. Energen determines the allowance based on historical experience and in consideration of current market conditions. Account balances are charged against the allowance when it is anticipated the receivable will not be recovered.

G. Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and investments readily convertible into cash, which have original maturities within three months at the date of acquisition. Cash equivalents are stated at cost, which approximates fair value.

H. Short-term Investments

All highly liquid financial instruments with maturities greater than three months and less than one year at the date of purchase are considered to be short-term investments. As of December 31, 2014 and 2013, Energen had no short-term investments.

I. Earnings Per Share (EPS)

Energen’s basic earnings per share amounts have been computed based on the weighted average number of common shares outstanding. Diluted earnings per share amounts reflect the assumed issuance of common shares for all potentially dilutive securities.

J. Stock-Based Compensation

Energen measures all share-based compensation awards at fair value at the date of grant and expenses the awards over the requisite vesting period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeitures differ from those estimates. We recognize all stock-based compensation expense in the period of grant, subject to certain vesting requirements, for retirement eligible employees. Energen utilizes the long-form method of calculating the available pool of windfall tax benefit. For the years ended December 31, 2014, 2013 and 2012, we recognized an excess tax benefit of $5.9 million, $3.1 million and $0.6 million, respectively, related to our stock-based compensation.

K. Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The major estimates and assumptions identified by management include, but are not limited to, physical quantities of proved oil and gas reserves, periodic assessments of oil and gas properties for impairment, Energen’s obligations under its employee pension and compensation plans, the valuation of derivative financial instruments, the allowance for doubtful accounts, tax contingency reserves, legal contingency reserves, asset retirement obligations and self insurance reserves. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from the estimates.

L. Employee Benefit Plans

Energen has a defined benefit non-contributory qualified pension plan which covers substantially all employees. Pension benefits are based on years of service and final earnings. Energen also has nonqualified supplemental pension plans covering certain officers of Energen. In addition to providing pension benefits, Energen provides certain postretirement health care and life insurance benefits for all employees hired prior to January 1, 2010. These postretirement healthcare and life insurance benefits are available upon reaching normal retirement age while working for Energen. The projected unit credit actuarial method was used to determine the normal cost and actuarial liability.

Plan Separation: Effective April 30, 2014, Energen separated its defined benefit non-contributory pension plan and its postretirement healthcare and life insurance benefit plan into an Energen and an Alagasco plan reflecting the separation of assets and obligations in accordance with ERISA provisions. Energen remeasured the plans using current assumptions.

Plan Termination: In October 2014, Energen’s Board of Directors elected to freeze and terminate its qualified defined benefit pension plan. A plan amendment adopted in October 2014 closes the plan to new entrants, effective November 1, 2014, and freezes benefit accruals effective December 31, 2014. Energen terminated the plan on January 31, 2015. We anticipate distributing benefits under the plan in late 2015 or early 2016 pending receipt of a determination letter from the IRS and completion of certain administrative actions.

Energen’s non-qualified supplemental retirement plans have also been amended to terminate effective December 31, 2014. Distributions under the plan are subject to certain payment restrictions under the Internal Revenue Code and Treasury regulations and payments to plan participants will be made in each of the first quarters of 2015 and 2016.

Measurement: For retirement plans and other postretirement plans, certain financial assumptions are used in determining Energen’s projected benefit obligation. These assumptions are examined periodically by Energen, and any required changes are reflected in the subsequent determination of projected benefit obligations.

Energen calculates periodic expense for the defined benefit pension plan and other postretirement benefit plans on an actuarial basis and the net funded status of benefit plans is recognized as an asset or liability in its statement of financial position with changes in the funded status recognized through comprehensive income. For the pension plan, the benefit obligation is the projected benefit obligation calculated on a plan termination basis assuming a distribution in one year; for other postretirement plans, the benefit obligation is the accumulated postretirement benefit obligation. Energen measures the funded status of its employee benefit plans as of the date of its year-end statement of financial position.

Discount Rate: For our defined benefit pension plan, we discounted the estimated termination liability using the one year spot rate of 0.70 percent. For our other postretirement plan, we selected a yield curve comprised of a broad base of Aa bonds with maturities between zero and thirty years. The discount rate for the postretirement plan was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

Long-Term Rate of Return: The assumed rate of return on assets is the weighted average of expected long-term asset assumptions. Energen considered past performance and current expectations for assets held by the plans as well as the expected long-term allocation of plan assets.

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

3. LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt consisted of the following:

(in thousands)	December 31, 2014	December 31, 2013
Credit facility	$485,000	$—
7.40% Medium-term Notes, Series A, due July 24, 2017	2,000	2,000
7.36% Medium-term Notes, Series A, due July 24, 2017	15,000	15,000
7.23% Medium-term Notes, Series A, due July 28, 2017	2,000	2,000
7.32% Medium-term Notes, Series A, due July 28, 2022	20,000	20,000
7.60% Medium-term Notes, Series A, due July 26, 2027	5,000	5,000
7.35% Medium-term Notes, Series A, due July 28, 2027	10,000	10,000
7.125% Medium-term Notes, Series B, due February 15, 2028	100,000	100,000
4.625% Notes, due September 1, 2021	400,000	400,000
Senior Term Loans, (floating rate interest LIBOR plus 1.625%)	—	600,000
Total	1,039,000	1,154,000
Less amounts due within one year	—	60,000
Less unamortized debt discount	437	459
Total	$1,038,563	$1,093,541

The aggregate maturities of Energen’s long-term debt as of December 31, 2014 are as follows:

Years ending December 31, (in thousands)
2015	2016	2017	2018	2019	Thereafter
$—	$—	$19,000	$—	$485,000	$535,000

In December 2013, the Company issued $600 million in Senior Term Loans with a floating interest rate due March 31, 2014 through December 17, 2017. In conjunction with the sale of Alagasco, the $600 million Senior Term Loans were repaid in September 2014.

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

Credit Facilities: On September 2, 2014, Energen entered into a $1.5 billion five-year syndicated secured credit facility with domestic and foreign lenders. The credit facility was amended to $2.0 billion on November 17, 2014. The credit facility has an initial borrowing base of $2.1 billion. This credit facility refinances and replaces the $1.25 billion five-year syndicated unsecured credit facility entered into on October 30, 2012. Energen’s obligations under the $2.0 billion syndicated credit facility are unconditionally guaranteed by Energen Resources. Subject to release of collateral in certain periods upon the achievement of certain investment grade ratings from designated ratings agencies, the credit facility is collateralized by certain assets of Energen, including a pledge of equity interests in subsidiaries of Energen other than Energen Resources, and by mortgages on substantially all of Energen Resources’ oil and natural gas properties. The current credit facility qualifies for classification as long-term debt on the consolidated balance sheets. The financial covenants of the credit facility require Energen to maintain a ratio of total debt to consolidated income before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and other non-cash income and expenses (EBITDAX) less than or equal to 4.0 to 1.0; to maintain a ratio of consolidated current assets

(adjusted to include amounts available for borrowings and exclude non-cash derivative instruments) to consolidated current liabilities (adjusted to exclude maturities under the credit facility and non-cash derivative instruments) greater than or equal to 1.0 to 1.0; and, during certain periods, to maintain a ratio of the net present value of proved reserves of our oil and natural gas properties to consolidated total debt greater than or equal to 1.50 to 1.0. We are also bound by covenants which limit our ability to incur additional indebtedness, make certain distributions or alter our corporate structure. Energen may not pay dividends during an event of default, if the payment would result in an event of default or if availability is less than 10 percent of the loan limit under the credit facility. Our credit facility also limits our ability to enter into commodity hedges based on projected production volumes. In addition, the terms of our credit facility limit the amount we can borrow to a borrowing base amount which is determined by our lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria including commodity price outlook. The borrowing base amount is subject to redetermination semi-annually and for event-driven unscheduled redeterminations. Our next scheduled redetermination is April 1, 2015.

Under Energen’s credit facility, a cross default provision provides that any debt default of more than $75 million by Energen or Energen Resources will constitute an event of default by Energen.

Upon an uncured event of default under the credit facility, all amounts owing under the credit facility, if any, depending on the nature of the event of default will automatically, or may upon notice by the administrative agent or the requisite lenders thereunder, become immediately due and payable and the lenders may terminate their commitments under the defaulted facility. Energen was in compliance with the terms of its credit facility as of December 31, 2014.

The following is a summary of information relating to Energen’s credit facilities:

(in thousands)	December 31, 2014	December 31, 2013
Notes payable to banks	$485,000	$489,000
Available for borrowings	1,515,000	761,000
Total	$2,000,000	$1,250,000
Maximum amount outstanding at any month-end	$750,000	$859,000
Average daily amount outstanding	$482,166	$772,012
Weighted average interest rates based on:
Average daily amount outstanding	1.46%	1.39%
Amount outstanding at year-end	1.67%	1.40%

Energen’s total interest expense was $37.8 million, $39.7 million and $47.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Energen’s total interest expense for the years ended December 31, 2014, 2013 and 2012 included amortization of debt issuance costs of $5.7 million, $2.0 million and $2.4 million, respectively. In addition, Energen’s total interest expense for the years ended December 31, 2014, 2013 and 2012 included capitalized interest expense of $0.2 million, $0.2 million and $0.5 million, respectively. At December 31, 2014, Energen paid commitment fees on the unused portion of available credit facilities at a current annual rate of 30 basis points per annum. See Note 2, Summary of Significant Accounting Policies, for further information regarding interest on debt required to be extinguished, associated with the sale of Alagasco, which was classified to discontinued operations.

4. INCOME TAXES

The components of Energen’s income taxes consisted of the following:

Years ended December 31, (in thousands)	2014	2013	2012
Taxes estimated to be payable currently:
Federal	$161,576	$23,342	$16,295
State	72,379	2,516	3,125
Total current	233,955	25,858	19,420
Taxes deferred:
Federal	144,645	85,950	119,053
State	(34,447)	(2,300)	5,346
Total deferred	110,198	83,650	124,399
Total income tax expense	$344,153	$109,508	$143,819

The components of Energen’s income taxes consisted of the following:

Years ended December 31, (in thousands)	2014	2013	2012
Income tax expense from continuing operations	$40,728	$74,323	$113,563
Income tax expense from discontinued operations	17,928	33,174	30,256
Income tax expense from gain on disposal of discontinued operations	285,497	2,011	—
Total income tax expense	$344,153	$109,508	$143,819

Temporary differences and carryforwards which gave rise to Energen’s deferred tax assets and liabilities were as follows:

(in thousands)	December 31, 2014		December 31, 2013
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets:
Minimum tax credit	$—	$46,338	$—	$—
Allowance for doubtful accounts	244	—	251	—
Insurance and other accruals	2,537	—	3,082	—
Compensation accruals	11,355	—	12,925	—
Pension and other costs	—	7,009	—	3,652
Other comprehensive income	10,732	1,581	—	15,350
Derivative instruments	—	—	10,769	—
State net operating losses and other carryforwards	—	15,392	—	4,577
Other	665	—	235	—
Total deferred tax assets	25,533	70,320	27,262	23,579
Valuation allowance	(1,122)	(2,467)	(299)	(2,674)
Total deferred tax assets	24,411	67,853	26,963	20,905

Deferred tax liabilities:
Depreciation and basis differences	—	1,057,430	—	821,425
Derivative instruments	102,691	—	—	2,048
Other comprehensive income	—	—	5,540	—
Other	884	10,909	173	5,046
Total deferred tax liabilities	103,575	1,068,339	5,713	828,519
Net deferred tax assets (liabilities)	$(79,164)	$(1,000,486)	$21,250	$(807,614)

Energen files a consolidated federal income tax return with all of its subsidiaries. As of December 31, 2014, the amount of minimum tax credit which can be carried forward indefinitely to reduce future regular tax liability is $46.3 million. Energen has a noncurrent deferred tax asset of $11.8 million relating to Energen Resources’ $254.6 million state net operating loss carryforward which will expire beginning in 2027. Energen Resources anticipates generating adequate future taxable income to fully realize this benefit. Energen has a full valuation allowance recorded against a noncurrent deferred tax asset of $3.6 million arising from certain state net operating loss and charitable contribution carryforwards. Energen intends to fully reserve this asset until it is determined that it is more likely than not that the asset can be realized through future taxable income in the respective state taxing jurisdictions. No other valuation allowance with respect to deferred taxes is deemed necessary as Energen anticipates generating adequate future taxable income to realize the benefits of all remaining deferred tax assets on the consolidated balance sheets.

Total income tax expense from continuing operations differed from the amount which would have been provided by applying the statutory federal income tax rate of 35 percent to earnings before taxes as illustrated below:

Years ended December 31, (in thousands)	2014	2013	2012
Income tax expense at statutory federal income tax rate	$49,130	$75,671	$111,364
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	93	1,461	2,423
Impact of state law changes	(121)	(1,966)	—
Impact of state deferred tax revaluation on San Juan properties	(8,382)	—	—
401(k) stock dividend deduction	(232)	(449)	(514)
Other, net	240	(394)	290
Total income tax expense	$40,728	$74,323	$113,563
Effective income tax rate (%)	29.01	34.38	35.69

Energen recognized an $8.4 million income tax benefit as a result of re-measuring its state deferred tax liabilities during the fourth quarter of 2014. This re-measurement reflected the state apportionment changes related to certain San Juan Basin properties designated as held for sale as of December 31, 2014.

A reconciliation of Energen’s beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance as of December 31, 2011	$10,593
Additions based on tax positions related to the current year	3,731
Additions for tax positions of prior years	269
Reductions for tax positions of prior years	(446)
Lapse of statute of limitations	(1,592)
Balance as of December 31, 2012	12,555
Additions based on tax positions related to the current year	4,546
Additions for tax positions of prior years	366
Reductions for tax positions of prior years	(46)
Lapse of statute of limitations	(1,435)
Balance as of December 31, 2013	15,986
Additions based on tax positions related to the current year	3,873
Additions for tax positions of prior years	19
Reductions for tax positions of prior years	(954)
Lapse of statute of limitations	(1,394)
Balance as of December 31, 2014	$17,530

The amount of unrecognized tax benefits at December 31, 2014 that would favorably impact Energen’s effective tax rate, if recognized, is $7.6 million. Energen recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2014, 2013, and 2012, Energen recognized approximately $27,000 of expense, $15,000 of expense and $25,000 of income for interest (net of tax benefit) and penalties, respectively. Energen had approximately $0.2 million and $0.2 million for the payment of interest (net of tax benefit) and penalties accrued at December 31, 2014 and 2013, respectively.

Energen’s tax returns for years 2011-2013 remain open and subject to examination by the IRS and major state taxing jurisdictions. Accordingly, it is reasonably possible that significant changes to the reserve for uncertain tax benefits may occur as a result of various audits and the expiration of the statute of limitations. Although the timing and outcome of tax examinations is highly uncertain, Energen does not expect that the change in the unrecognized tax benefit within the next 12 months would have a material impact to the financial statements.

5. EMPLOYEE BENEFIT PLANS

Plan Terminations: Effective April 30, 2014, Energen separated its defined benefit non-contributory pension plan and its postretirement healthcare and life insurance benefit plan into an Energen and an Alagasco plan reflecting the separation of assets and obligations in accordance with ERISA provisions. Energen remeasured the plans using current assumptions.

In October 2014, Energen’s Board of Directors elected to freeze and terminate its qualified defined benefit pension plan. A plan amendment adopted in October 2014 closes the plan to new entrants, effective November 1, 2014, and freezes benefit accruals effective December 31, 2014. Energen terminated the plan on January 31, 2015. We anticipate distributing benefits under the plan in late 2015 or early 2016 pending receipt of a determination letter from the IRS and completion of certain administrative actions.

Energen’s non-qualified supplemental retirement plans were amended to terminate effective December 31, 2014. Distributions under the plans are subject to certain payment restrictions under the Internal Revenue Code and Treasury regulations and payments to plan participants will be made in each of the first quarters of 2015 and 2016. In connection with the termination of these plans, Energen has also reclassified approximately $11.0 million as of December 31, 2014 of its investment in a Rabbi Trust from other long term assets to prepayments and other assets in the accompanying balance sheets to reflect its intent to utilize these assets to fund the estimated payments in the first quarter of 2015.

Benefit Obligations: The following table sets forth the combined funded status of the defined qualified and nonqualified supplemental benefit plans along with the postretirement health care and life insurance benefit plans and their reconciliation with the related amounts in Energen’s consolidated financial statements. As Energen has frozen and plans to terminate the defined benefit pension plan, the projected pension benefit obligation as of December 31, 2014 represents the present value of the estimated cost of settling the plans benefit obligation. The amounts in the table below as of December, 31 2013 include both Energen and Alagasco, except for Alagasco plans which contain certain labor union agreements:

As of December 31, (in thousands)	2014	2013	2014	2013
	Pension		Postretirement Benefits
Accumulated benefit obligation	$107,669	$225,969
Benefit obligation:
Balance at beginning of period	$266,294	$293,075	$33,224	$46,901
Service cost	8,329	13,293	262	1,125
Interest cost	5,325	10,161	716	1,931
Actuarial (gain) loss	9,078	(26,909)	6,385	(13,311)
Curtailment gain	(8,496)	(4,223)	—	(1,255)
Transfer in connection with the sale of Alagasco	(124,783)	—	(28,648)	—
Termination benefit charge	2,477	—	—	—
Retiree drug subsidy program	—	—	48	124
Benefits paid	(50,555)	(19,103)	(860)	(2,291)
Balance at end of period	$107,669	$266,294	$11,127	$33,224
Plan assets:
Fair value of plan assets at beginning of period	$193,457	$182,796	$55,459	$48,194
Actual return (loss) on plan assets	5,359	19,595	(331)	8,072
Employer contributions	19,164	10,169	21	1,484
Transfer in connection with the sale of Alagasco	(99,883)	—	(43,596)	—
Benefits paid	(50,555)	(19,103)	(860)	(2,291)
Fair value of plan assets at end of period	$67,542	$193,457	$10,693	$55,459

Funded status of plans	$(40,127)	$(72,837)	$(434)	$22,235

Noncurrent assets	$—	$—	$—	$8,894
Noncurrent assets in assets held for sale	—	—	—	13,341
Current liabilities	(24,626)	(6,145)	—	—
Noncurrent liabilities	(15,501)	(47,485)	(434)	—
Noncurrent liabilities in liabilities related to assets held for sale	—	(19,207)	—	—
Net asset (liability) recognized	$(40,127)	$(72,837)	$(434)	$22,235
Amounts recognized to accumulated other comprehensive income:
Prior service costs, net of taxes	$—	$323	$—	$—
Net actuarial (gain) loss, net of taxes	22,246	37,479	624	(5,584)
Transition obligation, net of taxes	—	—	—	27
Total accumulated other comprehensive income (loss)	$22,246	$37,802	$624	$(5,557)

Other investment assets designated for payment of the nonqualified supplemental retirement plans were as follows:

	December 31, 2014
(in thousands)	Level 1	Level 2	Total
Fixed income	$—	$4,255	$4,255
Cash and cash equivalents	9,929	—	9,929
Total	$9,929	$4,255	$14,184

	December 31, 2013
(in thousands)	Level 1	Level 2	Total
Insurance contracts	$—	$14,805	$14,805
United States equities	5,579	—	5,579
Global equities	2,338	—	2,338
Fixed income	—	11,039	11,039
Total	$7,917	$25,844	$33,761

While intended for payment of the nonqualified supplemental retirement plan benefits, these assets remain subject to the claims of Energen’s creditors and are not recognized in the funded status of the plan. These assets are recorded at fair value and included in prepayments and other and other assets in the consolidated balance sheets.

The following is a reconciliation of insurance contracts in Level 3 of the fair value hierarchy:

Years ended December 31, (in thousands)	2013	2012
Balance at beginning of period	$5,600	$5,332
Unrealized gains relating to instruments held at the reporting date	—	268
Transfer out of Level 3	(5,600)	—
Balance at end of period	$—	$5,600

Transfer of Insurance Contracts: For the year ended December 31, 2014, there were no significant transfers in or out of Levels 1, 2, or 3. During 2013, Energen determined that its insurance contracts meet the requirements to be categorized as a Level 2 fair value measurement. The insurance contracts consist of multiple contracts with two insurance companies and are accounted for at fair value at the contracts’ cash surrender values.

The components of net periodic benefit cost from continuing operations were as follows:

Years ended December 31, (in thousands)	2014	2013	2012
Pension Plans
Components of net periodic benefit cost:
Service cost	$6,808	$5,196	$4,023
Interest cost	4,498	4,496	4,296
Expected long-term return on assets	(4,386)	(5,225)	(5,134)
Prior service cost amortization	202	246	209
Actuarial loss amortization	4,995	6,919	3,945
Termination benefit charge	2,477	—	—
Settlement charge	4,082	161	—
Curtailment expense (gain)	254	(4)	—
Net periodic expense	$18,930	$11,789	$7,339
Postretirement Benefit Plans
Components of net periodic benefit cost:
Service cost	$253	$386	$454
Interest cost	661	645	810
Expected long-term return on assets	(1,122)	(787)	(741)
Actuarial gain amortization	(653)	(28)	—
Transition obligation amortization	44	229	248
Net periodic (income) expense	$(817)	$445	$771

Other changes in plan assets and projected benefit obligations recognized in other comprehensive income were as follows:

Years ended December 31, (in thousands)	2014	2013	2012
Pension Plans
Net actuarial (gain) loss experienced during the year	$10,495	$(14,138)	$28,748
Net actuarial loss recognized as expense	(25,433)	(8,934)	(4,908)
Prior service cost recognized as expense	(246)	(311)	(340)
Curtailment loss	(8,749)	—	—
Total recognized in other comprehensive income (loss)	(23,933)	(23,383)	23,500
Postretirement Benefit Plans
Net actuarial (gain) loss experienced during the year	$7,649	$(8,057)	$(1,787)
Net actuarial gain recognized as expense	1,908	550	—
Transition obligation recognized as expense	(48)	(283)	(294)
Total recognized in other comprehensive income (loss)	$9,509	$(7,790)	$(2,081)

In the first quarter of 2014, Energen incurred settlement charges of $6.9 million for the payment of lump sums from the qualified defined benefit pension plans of which $3.7 million is included in discontinued operations. Also in the first quarter of 2014, Energen incurred a settlement charge of $0.4 million for the payment of lump sums from the non-qualified supplemental retirement plans. In the second quarter of 2014, Energen incurred settlement charges of $0.4 million for the payment of lump sums from the qualified defined benefit pension plans. In the third quarter of 2014, Energen incurred a settlement charge of $26,000 for the payment of lump sums from the non-qualified supplemental retirement plans. Also in the third quarter of 2014, Energen incurred settlement charges of $0.3 million for the payment of lump sums from the qualified defined benefit pension plan. In the fourth quarter of 2014, Energen incurred a settlement charge of $1.8 million for the payment of lump sums from the non-qualified supplemental retirement plans which is included in discontinued operations. Also in the fourth quarter of 2014, Energen incurred settlement charges of $39,000 for the payment of lump sums from the qualified defined benefit pension plan. In the fourth quarter of 2014, Energen recognized a termination benefit charge of $2.5 million to provide for early retirement of certain non-highly compensated employees. In conjunction with the sale of Alagasco, Energen recognized a curtailment loss of $0.3 million in the fourth quarter of 2014.

In the first quarter of 2013, Energen incurred a settlement charge of $0.5 million for the payment of lump sums from the nonqualified supplemental retirement plans, of which $0.1 million was expensed and $0.4 million was recognized as a regulatory asset at Alagasco. In the third quarter of 2013, Energen incurred a settlement charge of $64,000 for the payment of lump sums from the nonqualified supplemental retirement plans, of which $18,000 was expensed and $46,000 was recognized as a regulatory asset at Alagasco. In conjunction with the sale of its Black Warrior Basin coalbed methane properties in Alabama, Energen recognized a curtailment gain of $1.2 million in the fourth quarter of 2013.

Estimated amounts to be amortized from accumulated other comprehensive income into pension cost during 2015 are included in the table below. In addition, the Company anticipates recognizing the remaining amounts from accumulated other comprehensive income on the date of distribution of pension plan benefits.

(in thousands)
Amortization of net actuarial loss	$841

Energen has a long-term disability plan covering most employees. Energen had expense of $0.2 million for each of the years ended December 31, 2014, 2013 and 2012.

Assumptions: The weighted average rate assumptions to determine net periodic benefit costs were as follows:

Years ended December 31,	2014	2013	2012
Pension Plans
Discount rate	3.66%	3.63%	4.52%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase for pay-related plans	3.63%	3.71%	3.59%
Postretirement Benefit Plans
Discount rate	4.88%	4.36%	4.95%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	3.60%	3.70%	3.55%

The pension benefit obligation as of December 31, 2014 represents the present value of the estimated cost of settling the benefit obligation of the plan. For our defined benefit pension plan, we discounted the estimated termination liability using the one year spot rate of 0.70 percent. The discount rate shown below represents the weighted average for both the defined qualified and nonqualified supplemental benefit plans. As the plans were frozen as of December 31, 2014, the rate of compensation increase no longer applies for any of the plans. The weighted average assumptions used to determine the benefit obligations at the measurement date were as follows:

Years ended December 31,	2014	2013
Pension Plans
Discount rate	0.96%	4.29%
Rate of compensation increase for pay-related plans	—%	3.63%
Postretirement Benefit Plans
Discount rate	4.25%	4.95%
Rate of compensation increase for pay-related plans	—%	3.60%

The assumed post-65 health care cost trend rates used to determine the postretirement benefit obligation at the measurement date were as follows:

As of December 31,	2014	2013
Health care cost trend rate assumed for next year	7.25%	6.50%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%
Year that rate reaches ultimate rate	2021	2020

Health care costs trend rates will not have a material impact to the accumulated postretirement benefit obligation due to the separation of assets and obligations of the postretirement healthcare and life insurance benefit plan into an Energen and an Alagasco plan. Employees remaining at Energen will receive a fixed postretirement benefit.

Investment Strategy: Due to the plan termination of our defined benefit plans, we have transitioned our investment strategy to reduce risk. We liquidated our equity and debt securities and have invested fully in cash and cash equivalents at year-end. We expect to hold these funds along with any additional contributions in cash until the benefits are fully distributed.

For our postretirement benefit plan assets, we continue to employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets with a prudent level of risk. Risk tolerance is established through consideration of plan liabilities, plan funded status, corporate financial condition and market conditions.

Energen seeks to maintain an appropriate level of diversification to minimize the risk of large losses in a single asset class. Accordingly, plan assets for the postretirement health care and life insurance benefit plan do not have a concentration of assets in a single entity, industry, commodity or class of investment fund.

The Company’s weighted average plan asset allocations by asset category were as follows:

	Pension			Postretirement Benefits
As of December 31,	Target	2014	2013	Target	2014	2013
Asset category:
Equity securities	—%	—%	34%	60%	60%	61%
Debt securities	—%	—%	28%	40%	40%	39%
Other	100%	100%	38%	—%	—%	—%
Total	100%	100%	100%	100%	100%	100%

Equity securities for pension and postretirement benefits do not include the Company’s common stock.

Plan assets included in the funded status of the pension plans were as follows:

	December 31, 2014
(in thousands)	Level 1	Level 2	Total
Cash and cash equivalents	$67,542	$—	$67,542
Total	$67,542	$—	$67,542

	December 31, 2013
(in thousands)	Level 1	Level 2	Total
United States equities	$34,117	$—	$34,117
Global equities	20,144	8,636	28,780
Fixed income	—	50,777	50,777
Alternative investments	—	37,292	37,292
Cash and cash equivalents	5,970	36,521	42,491
Total	$60,231	$133,226	$193,457

Pension plan assets at December 31, 2013 include the assets of Alagasco. Energen had no Level 3 pension plan assets. United States equities consist of mutual and commingled funds with varying strategies. Such strategies include stock investments across market capitalizations and investment styles. Global equities consist of mutual funds and a limited partnership that invest in United States and non-United States securities broadly diversified across mostly developed markets but with some tactical exposure to emerging markets. Fixed income securities consist of mutual funds and separate accounts. Fixed income securities are well diversified with allocations to investment grade and non-investment grade issues and issues that provide both intermediate and longer duration exposure. Alternative investments consist of limited partnerships and commingled and mutual funds with varying investment strategies. Alternative investments are meant to serve as a risk reducer at the total portfolio level as they provide asset class exposures not found elsewhere in the portfolio.

The following is a reconciliation of plan assets in Level 3 of the fair value hierarchy:

Years ended December 31, (in thousands)	2013	2012
Balance at beginning of period	$14,500	$17,399
Unrealized gains (losses)	—	992
Unrealized gains relating to instruments held at the reporting date	—	242
Settlements	—	(4,948)
Purchases	—	815
Transfer out of Level 3	(14,500)	—
Balance at end of period	$—	$14,500

Transfer of Alternative Investments: For the year ended December 31, 2014 there were no significant transfers in or out of Levels 1, 2, or 3. During 2013, Energen determined that its alternative investments meet the requirements to be categorized as Level 2 fair value measurement. The alternative investments consist of three investments that are measured at net asset value. Net asset value per share serves as an estimate for the fair value of an investment as long as certain requirements are met.

Plan assets included in the funded status of the postretirement benefit plans were as follows:

	December 31, 2014
(in thousands)	Level 1	Level 2	Total
United States equities	$4,715	$—	$4,715
Global equities	1,711	—	1,711
Fixed income	—	4,267	4,267
Total	$6,426	$4,267	$10,693

	December 31, 2013
(in thousands)	Level 1	Level 2	Total
United States equities	$24,152	$—	$24,152
Global equities	9,563	—	9,563
Fixed income	—	21,744	21,744
Total	$33,715	$21,744	$55,459

Postretirement benefit plan assets at December 31, 2013 include the assets of Alagasco. Energen had no Level 3 postretirement benefit plan assets. United States equities consists of mutual funds with varying strategies. These funds invest largely in medium to large capitalized companies with exposure blending growth, market-oriented and value styles. Additional fund investments include small capitalization companies, and certain of these funds utilize tax-sensitive management approaches. Global equities are mutual funds that invest in non-United States securities broadly diversified across most developed markets with exposure blending growth, market-oriented and value styles. Fixed income securities are high-quality short-duration securities including investment-grade market sectors with tactical investments in non-investment grade sectors.

Cash Flows: During 2015, Energen anticipates an additional contribution of $13.7 million in order to complete the distribution of plan assets related to the plan termination. The Company expects to make benefit payments, which will be funded by the Rabbi Trust, of approximately $11.0 million during 2015 with respect to the termination of the nonqualified supplemental retirement plans.

Due to restructuring of our plans, Energen no longer qualifies for benefits related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The following benefit payments, which reflect expected future service, as appropriate, are anticipated to be paid as follows:

(in thousands)	Pension Benefits	Postretirement Benefits
2015	$92,711	$324
2016	$14,601	$397
2017	$113	$472
2018	$110	$541
2019	$107	$583
2020-2024	$484	$3,266

6. COMMON STOCK PLANS

Energen Employee Savings Plan (ESP): In October 2014, Energen’s Board of Directors amended and restated the ESP to make certain benefit design changes effective January 1, 2015. The benefit design changes include an increase in the percentage of Energen match and other contributions. A majority of our employees are eligible to participate in the ESP by electing to contribute a portion of their compensation to the ESP. Energen may match a percentage of the contributions and make these contributions in Energen common stock or in funds for the purchase of Energen common stock. Employees may diversify 100 percent of their ESP Energen stock account into other ESP investment options. The ESP also contains employer supplemental contributions. Effective January 1, 2015, the Company match will no longer be contributed in Energen common stock. Expense associated with Energen contributions to the ESP was $3.7 million, $3.7 million and $3.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Stock Incentive Plan: The Stock Incentive Plan provided for the grant of incentive stock options and non-qualified stock options to officers and key employees. The Stock Incentive Plan also provided for the grant of performance share awards and restricted stock units. Energen has typically funded options, restricted stock obligations and performance share obligations through original issue shares and restricted stock through treasury shares. Under the Stock Incentive Plan, 8,600,000 shares of Energen common stock were reserved for issuance with 2,635,544 remaining for issuance as of December 31, 2014.

Performance Share Awards: The Stock Incentive Plan provided for the grant of performance share awards, with each unit equal to the market value of one share of common stock, to eligible employees based on predetermined Energen performance criteria at the end of an award period. The Stock Incentive Plan provided that payment of earned performance share awards be made in the form of Energen common stock.

No performance share awards were granted in 2012. A summary of performance share award activity as of December 31, 2014, and transactions during the years ended December 31, 2014 and 2013 is presented below:

	Stock Incentive Plan
	Shares	Weighted Average Price
Nonvested at December 31, 2012	—	$—
Granted (two-year vesting period)	86,221	61.14
Granted (three-year vesting period)	82,606	62.96
Forfeited	(8,008)	60.03
Nonvested at December 31, 2013	160,819	62.13
Granted (two-year vesting period)	937	131.56
Granted (three-year vesting period)	65,309	93.49
Vested and paid	(14,097)	70.06
Nonvested at December 31, 2014	212,968	$71.53

Energen recorded expense of $6.2 million and $3.8 million for the years ended December 31, 2014 and 2013, respectively, for performance share awards with a related deferred income tax benefit of $2.3 million and $1.4 million. During the year ended December 31, 2012, Energen recorded no expense for performance share awards. As of December 31, 2014, there was $5.6 million of total unrecognized compensation cost related to performance share awards. These awards have a remaining weighted average requisite service period of 1.45 years.

Stock Options: The Stock Incentive Plan provided for the grant of incentive stock options, non-qualified stock options, or a combination thereof to officers and key employees. Options granted under the Stock Incentive Plan provided for the purchase of Energen common stock at not less than the fair market value on the date the option was granted. The sale or transfer of the shares is limited during certain periods. All outstanding options are incentive or non-qualified, vest within three years from date of grant and expire 10 years from the grant date.

A summary of stock option activity as of December 31, 2014, and transactions during the years ended December 31, 2014, 2013 and 2012 are presented below:

	Stock Incentive Plan
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	1,338,241	$44.77
Granted	371,040	54.11
Exercised	(58,471)	24.55
Forfeited	(2,335)	46.45
Outstanding at December 31, 2012	1,648,475	47.58
Granted	137,762	49.22
Exercised	(590,119)	40.92
Forfeited	(5,074)	51.85
Outstanding at December 31, 2013	1,191,044	51.06
Granted	110,307	72.55
Exercised	(544,280)	50.09
Outstanding at December 31, 2014	757,071	$54.88
Exercisable at December 31, 2012	987,733	$43.75
Exercisable at December 31, 2013	713,445	$49.80
Exercisable at December 31, 2014	454,938	$51.88
Remaining reserved for issuance at December 31, 2014	2,635,544	—

Energen uses the Black-Scholes pricing model to calculate the fair values of the options awarded. For purposes of this valuation the following assumptions were used to derive the fair values:

Grant date	4/15/2014	1/22/2014	10/15/2013	1/24/2013	1/25/2012
Awards granted	2,439	107,868	3,686	134,076	371,040
Fair market value of stock option at grant	$32.22	$27.57	$30.53	$16.66	$18.79
Expected life of award	5.8 years	5.8 years	5.8 years	5.8 years	5.8 years
Risk-free interest rate	1.93%	2.06%	1.79%	1.01%	1.07%
Annualized volatility rate	40.7%	40.7%	40.6%	40.3%	39.6%
Dividend yield	0.2%	0.8%	0.7%	1.2%	1.0%

Energen recorded stock option expense of $2.9 million, $3.4 million and $6.2 million during the years ended December 31, 2014, 2013 and 2012, respectively, with a related deferred tax benefit of $1.1 million, $1.3 million and $2.3 million, respectively.

The total intrinsic value of stock options exercised during the year ended December 31, 2014, was $18.5 million. During the year ended December 31, 2014, Energen received cash of $23.1 million from the exercise of stock options. Total intrinsic value for outstanding options as of December 31, 2014, was $7.8 million and $5.4 million for exercisable options. The fair value of options vested for the year ended December 31, 2014 was $5.0 million. As of December 31, 2014, there was $0.5 million of unrecognized compensation cost related to outstanding nonvested stock options.

The following table summarizes options outstanding as of December 31, 2014:

Stock Incentive Plan
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life
$46.45	25,470	2.00 years
$60.56	48,560	3.00 years
$29.79	35,161	4.00 years
$46.69	26,481	5.00 years
$54.99	111,487	6.00 years
$54.11	271,848	7.00 years
$48.36	124,071	8.00 years
$80.48	3,686	8.79 years
$72.39	107,868	9.00 years
$79.63	2,439	9.00 years
$29.79-$80.48	757,071	6.68 years

The weighted average remaining contractual life of currently exercisable stock options is 5.79 years as of December 31, 2014.

Restricted Stock: In addition, the Stock Incentive Plan provided for the grant of restricted stock units which have been valued based on the quoted market price of Energen’s common stock at the date of grant. Restricted stock units vest within three years from grant date. A summary of restricted stock unit activity as of December 31, 2014, and transactions during the years ended December 31, 2014, 2013 and 2012 is presented below:

	Stock Incentive Plan
	Shares	Weighted Average Price
Nonvested at December 31, 2011	9,275	$42.99
Granted	11,115	45.24
Vested	(9,275)	42.97
Nonvested at December 31, 2012	11,115	45.24
Granted	52,650	52.34
Forfeited	(1,247)	48.36
Nonvested at December 31, 2013	62,518	51.16
Granted	48,904	71.91
Vested	(11,848)	65.94
Nonvested at December 31, 2014	99,574	$59.60

Energen recorded expense of $3.2 million, $1.9 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, related to restricted stock units, with a related deferred income tax benefit of $1.2 million, $0.7 million and $23,000, respectively. As of December 31, 2014, there was $1.3 million of total unrecognized compensation cost related to nonvested restricted stock awards recorded in premium on capital stock. These awards have a remaining requisite service period of 1.46 years.

Stock Appreciation Rights Plan: The Energen Stock Appreciation Rights Plan provided for the payment of cash incentives measured by the long-term appreciation of Energen common stock. Officers of Energen are not eligible to participate in this Plan. These awards are liability awards which settle in cash and are remeasured each reporting period until settlement. These awards have a three year requisite service period.

A summary of stock appreciation rights activity as of December 31, 2014, and transactions during the years ended December 31, 2014, 2013 and 2012 are presented below:

	Stock Appreciation Rights Plan
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	777,218	$42.00
Exercised/forfeited	(124,188)	30.90
Outstanding at December 31, 2012	653,030	44.14
Granted	88,000	48.36
Exercised/forfeited	(363,653)	39.66
Outstanding at December 31, 2013	377,377	49.48
Granted	62,749	72.39
Exercised/forfeited	(164,976)	52.37
Outstanding at December 31, 2014	275,150	$52.96

Energen issued the following awards with stock appreciation rights. Energen uses the Black-Scholes pricing model to calculate the fair values of the options awarded. On December 19, 2013, we modified certain stock appreciation rights subsequent to the original grant date. For purposes of this valuation the following assumptions were used to derive the fair values as of December 31, 2014:

Grant date	1/22/2014	1/24/2013	1/24/2013	1/26/2011	1/26/2011
			(modified)		(modified)
Awards granted	62,749	87,069	931	182,199	7,785
Fair market value of award	$18.63	$25.93	$20.14	$19.15	$16.27
Expected life of award	5.56 years	4.57 years	2.0 years	3.04 years	2.0 years
Risk-free interest rate	1.77%	1.57%	0.65%	1.12%	0.65%
Annualized volatility rate	33.4%	33.4%	33.4%	33.4%	33.4%
Dividend yield	0.13%	0.13%	0.13%	0.13%	0.13%

Grant date	1/27/2010	2/13-16/2009	1/28/2009	2/4/2008	2/1/2007
Awards granted	171,749	3,292	305,257	67,093	85,906
Fair market value of award	$22.50	$33.23	$34.66	$10.57	$19.25
Expected life of award	2.54 years	2.04 years	2.04 years	1.55 years	1.04 years
Risk-free interest rate	0.90%	0.67%	0.67%	0.45%	0.26%
Annualized volatility rate	33.4%	33.4%	33.4%	33.4%	33.4%
Dividend yield	0.13%	0.13%	0.13%	0.13%	0.13%

Income associated with stock appreciation rights of $0.4 million and $0.9 million was recorded for the years ended December 31, 2014 and 2012. Expense associated with stock appreciation rights of $9.9 million was recorded for the year ended 2013. During the year ended December 31, 2014, the total intrinsic value of stock appreciation rights exercised was $4.4 million. During the year ended December 31, 2014, Energen paid $3.0 million in settlement of stock appreciation rights.

Petrotech Incentive Plan: The Energen Resources’ Petrotech Incentive Plan provided for the grant of stock equivalent units which may include market conditions. Officers of Energen are not eligible to participate in this Plan. These awards are liability awards which are remeasured each reporting period and settle in cash at completion of the vesting period. Stock equivalent units with service conditions were valued based on Energen’s stock price at the end of the period adjusted to remove the present value of future dividends.

A summary of Petrotech unit activity as of December 31, 2014, and transactions during the years ended December 31, 2014, 2013 and 2012 are presented below:

Petrotech Incentive Plan
Shares
Outstanding at December 31, 2011	11,061
Granted (three-year vesting period)	102,349
Granted (two-year vesting period)	3,768
Granted (18 month vesting period)	40,822
Paid	(3,281)
Forfeited	(13,476)
Outstanding at December 31, 2012	141,243
Granted (three-year vesting period)	92,418
Granted (17 month vesting period)	2,952
Paid	(36,792)
Forfeited	(26,529)
Outstanding at December 31, 2013	173,292
Granted	76,084
Paid	(4,431)
Forfeited	(31,075)
Outstanding at December 31, 2014	213,870

None of the awards issued included a market condition. Energen Resources recognized expense of $4.5 million, $6.2 million and $2.6 million during 2014, 2013 and 2012, respectively, related to these units.

1997 Deferred Compensation Plan: The 1997 Deferred Compensation Plan allowed officers and non-employee directors to defer certain compensation. Amounts deferred by a participant under the 1997 Deferred Compensation Plan are credited to accounts maintained for a participant in either a stock account or an investment account. The stock account tracks the performance of Energen’s common stock, including reinvestment of dividends. The investment account tracks the performance of certain mutual funds. Energen has funded, and presently plans to continue funding, a trust in a manner that generally tracks participants’ accounts under the 1997 Deferred Compensation Plan. While intended for payment of benefits under the 1997 Deferred Compensation Plan, the trust’s assets remain subject to the claims of our creditors. Amounts earned under the 1997 Deferred Compensation Plan and invested in Energen common stock held by the trust have been recorded as treasury stock, along with the related deferred compensation obligation in the consolidated statements of shareholders’ equity. As of December 31, 2014 there were 691,222 shares reserved for issuance from the 1997 Deferred Compensation Plan.

1992 Energen Corporation Directors Stock Plan: In 1992 Energen adopted the Energen Corporation Directors Stock Plan to pay a portion of the compensation of its non-employee directors in shares of Energen common stock. Under the Plan, 10,360 shares, 13,500 shares and 11,120 shares were awarded during the years ended December 31, 2014, 2013 and 2012, respectively, leaving 127,924 shares reserved for issuance as of December 31, 2014.

Stock Repurchase Authorization: By resolution adopted October 22, 2014, the Board of Directors authorized Energen to repurchase up to 3,600,000 shares of Energen common stock, replacing and superseding its prior stock repurchase authorizations. The resolution does not have an expiration date and does not limit Energen’s authorization to acquire shares in connection with tax withholdings and payment of exercise price on stock compensation plans. For the year ended December 31, 2014, Energen repurchased and retired 226,839 shares for $14.9 million pursuant to our repurchase authorization. There were no shares repurchased pursuant to its repurchase authorization for the years ended December 31, 2013 and 2012. As of December 31, 2014, a total of 3,373,161 shares remain authorized for future repurchase. Energen also from time to time acquires shares in connection with participant elections under Energen’s stock compensation plans. For the years ended December 31, 2014, 2013 and 2012, Energen acquired 32,768 shares, 14,766 shares and 5,459 shares, respectively, in connection with its stock compensation plans.

7. DERIVATIVE COMMODITY INSTRUMENTS

The following tables detail the offsetting of derivative assets and liabilities as well as the fair values of derivatives on the balance sheets:

(in thousands)	December 31, 2014
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments
Assets
Derivative instruments	$339,977	$(17,640)	$322,337	$—	$—	$322,337
Noncurrent derivative instruments	—	—	—	—	—	—
Total derivative assets	339,977	(17,640)	322,337	—	—	322,337
Liabilities
Derivative instruments	18,628	(17,640)	988	—	—	988
Noncurrent derivative instruments	—	—	—	—	—	—
Total derivative liabilities	18,628	(17,640)	988	—	—	988
Total derivatives	$321,349	$—	$321,349	$—	$—	$321,349

(in thousands)	December 31, 2013
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments
Assets
Derivative instruments	$36,223	$(18,760)	$17,463	$—	$—	$17,463
Noncurrent derivative instruments	7,992	(2,553)	5,439	—	—	5,439
Total derivative assets	44,215	(21,313)	22,902	—	—	22,902
Liabilities
Derivative instruments	49,062	(18,760)	30,302	—	—	30,302
Noncurrent derivative instruments	2,553	(2,553)	—	—	—	—
Total derivative liabilities	51,615	(21,313)	30,302	—	—	30,302
Total derivatives	$(7,400)	$—	$(7,400)	$—	$—	$(7,400)
Energen had a net $8.2 million deferred tax liability included in current deferred income taxes on the balance sheets related to derivative items included in accumulated other comprehensive income as of December 31, 2013.

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net gain position with thirteen of our active counterparties and in a net loss position with the remaining one at December 31, 2014. The largest counterparty net gain positions at December 31, 2014, J.P. Morgan Ventures Energy Corporation, Merrill Lynch Commodities, Inc., Barclays Bank PLC, Morgan Stanley Capital Group Inc., Canadian Imperial Bank of Commerce and Bank of Montreal, constituted approximately $58.5 million, $46.3 million, $39.0 million, $35.2 million, $34.9 million and $34.3 million, respectively, of Energen’s total net gain on fair value of derivatives.

The following table details the effect of derivative commodity instruments in cash flow hedging relationships on the financial statements:

Years ended December 31, (in thousands)	Location on Statements of Income	2014	2013	2012
Net gain (loss) recognized in other comprehensive income on derivatives (effective portion), net of tax of $23, ($6,660) and $40,720	—	$37	$(10,866)	$66,438
Gain reclassified from accumulated other comprehensive income into income (effective portion)	Gain (loss) on derivative instruments, net	$21,612	$34,293	$52,694
Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) on derivative instruments, net	$—	$835	$(5,340)

The following table details the effect of open and closed derivative commodity instruments not designated as hedging instruments on the income statement:

Years ended December 31, (in thousands)	Location on Statements of Income	2014	2013	2012
Gain (loss) recognized in income on derivative	Gain (loss) on derivative instruments, net	$313,408	$(73,980)	$61,841

During 2013, we had a discontinuance of hedge accounting when Energen determined it was probable certain forecasted volumes would not occur due to certain properties being sold. This discontinuance of hedge accounting resulted in $1.5 million of after-tax losses being recognized into gain (loss) on derivative instruments, net during the year ended December 31, 2014.

As of December 31, 2014, Energen entered into the following transactions for 2015 and subsequent years:

Production Period	Total Hedged Volumes		Average Contract Price	Description
Oil
2015	8,280	MBbl	$89.30 Bbl	NYMEX Swaps
Oil Basis Differential
2015	2,160	MBbl	$(4.30) Bbl	WTS/WTI Basis Swaps*
2015	6,840	MBbl	$(4.82) Bbl	WTI/WTI Basis Swaps**
Natural Gas
2015	23.0	Bcf	$4.13 Mcf	Basin Specific Swaps - San Juan
2015	8.0	Bcf	$4.25 Mcf	Basin Specific Swaps - Permian
*WTS - West Texas Sour/Midland, WTI - West Texas Intermediate/Cushing
**WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing

As of December 31, 2014, the maximum term over which Energen has hedged exposures to the variability of cash flows is through December 31, 2015.

8. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Energen classifies the fair value of multiple derivative instruments executed under master netting arrangements as net derivative assets and liabilities. The following fair value hierarchy tables present information about Energen’s assets and liabilities measured at fair value on a recurring basis:

	December 31, 2014
(in thousands)	Level 2	Level 3	Total
Assets
Derivative instruments	$294,865	$27,472	$322,337
Total assets	294,865	27,472	322,337
Liabilities
Derivative instruments	2,048	(3,036)	(988)
Total liabilities	2,048	(3,036)	(988)
Net derivative asset	$296,913	$24,436	$321,349

	December 31, 2013
(in thousands)	Level 2	Level 3	Total
Assets
Derivative instruments	$(1,658)	$19,121	$17,463
Noncurrent derivative instruments	4,383	1,056	5,439
Total assets	2,725	20,177	22,902
Liabilities
Derivative instruments	(28,414)	(1,888)	(30,302)
Total liabilities	(28,414)	(1,888)	(30,302)
Net derivative asset (liability)	$(25,689)	$18,289	$(7,400)

At December 31, 2014, Energen had interest rate swap agreements with a notional of $133 million. The interest rate swaps exchange a variable interest rate for a fixed interest rate of 1.0425 percent. The fair value of our interest rate swap was a $0.8 million and a $1.8 million liability at December 31, 2014 and 2013, respectively, and are classified as Level 2 fair value liabilities. The fair value of our interest rate swaps are recognized on a gross basis in accounts payable on the consolidated balance sheet.

Energen prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its Level 3 instruments. We estimate that a 10 percent increase or decrease in commodity prices would result in an approximate $6.7 million change in the fair value of open Level 3 derivative contracts and to the results of operations.

The table below sets forth a summary of changes in the fair value of Energen’s Level 3 derivative commodity instruments as follows:

Years ended December 31, (in thousands)	2014	2013	2012
Balance at beginning of period	$18,289	$89,019	$65,801
Realized gains	22,208	55,210	63,720
Unrealized gains (losses) relating to instruments held at the reporting date*	2,981	(71,367)	22,160
Settlements during period	(19,042)	(54,573)	(62,662)
Balance at end of period**	$24,436	$18,289	$89,019
*Includes $20.2 million in mark-to-market gains, $7.6 million in mark-to-market losses and $19.9 million in mark-to-market gains for the years ended December 31, 2014, 2013 and 2012, respectively.
**Included in the Level 3 fair value at December 31, 2014 are gains of $3.2 million from natural gas liquids and Gas Daily contracts which were closed at December 31, 2014 but not cash settled.

The tables below set forth quantitative information about Energen’s Level 3 fair value measurements of derivative commodity instruments as follows:

(in thousands, except price data)	Fair Value as of December 31, 2014	Valuation Technique*	Unobservable Input*	Range
Oil Basis - WTS/WTI
2015	$(3,836)	Discounted Cash Flow	Forward Basis	($2.55 - $2.66) Bbl
Oil Basis - WTI/WTI
2015	$(14,419)	Discounted Cash Flow	Forward Basis	($2.72 - $2.82) Bbl
Natural Gas Basis - San Juan
2015	$28,597	Discounted Cash Flow	Forward Basis	($0.13- $0.14) Mcf
Natural Gas Basis - Permian
2015	$10,927	Discounted Cash Flow	Forward Basis	($0.15) Mcf
*Discounted cash flow represents an income approach in calculating fair value including the referenced unobservable input and a discount reflecting credit quality of the counterparty.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are reported at fair value on a nonrecurring basis in Energen’s consolidated balance sheets. The following methods and assumptions were used to estimate the fair values.

Asset retirement obligations: Energen’s asset retirement obligations (ARO) primarily relate to the future plugging, abandonment and reclamation of wells and facilities. We recognize a liability for the fair value of the ARO in the periods incurred. See Note 12, Asset Retirement Obligations, for further discussion related to these ARO’s. These assumptions are classified as Level 3 fair value.

Asset Impairments: Energen monitors our oil and natural gas properties as well as the market and business environments in which we operate and make assessments about events that could result in potential impairment issues. Such potential events may include, but are not limited to, substantial commodity price declines, unanticipated increased operating costs, and lower than expected field production performance. If a material event occurs, Energen makes an estimate of undiscounted future cash flows to determine whether the asset is impaired. If the asset is impaired, we will record an impairment loss for the difference between the net book value of the properties and the fair value of the properties. The fair value of the properties typically is estimated using discounted cash flows. Cash flow and fair value estimates require Energen to make projections and assumptions for pricing, demand, competition, operating costs, legal and regulatory issues, discount rates and other factors for many years into the future.

These assumptions are classified as Level 3 fair value. See Note 13, Asset Impairment, for impairments recognized by Energen during the years ended December 31, 2014, 2013 and 2012
Financial Instruments Not Carried at Fair Value
The stated value of cash and cash equivalents, short-term investments, accounts receivables (net of allowance), and short-term debt approximates fair value due to the short maturity of the instruments. The fair value of Energen’s long-term debt, including the current portion and notes payable to banks, approximates $993.7 million and $1,650.9 million and has a carrying value of $1,039.0 million and $1,643.0 million at December 31, 2014 and 2013, respectively. The fair values were based on market prices of similar issues having the same remaining maturities, redemption terms and credit rating. Short-term debt is classified as Level 1 fair value and long-term debt is classified as Level 2 fair value.

Concentration of Credit Risk
Revenues and related accounts receivable from oil and natural gas operations primarily are generated from the sale of produced oil and natural gas to energy marketing companies. Such sales are typically made on an unsecured credit basis with payment due the month following delivery. This concentration of sales to the energy marketing industry has the potential to affect Energen’s overall exposure to credit risk, either positively or negatively, in that our oil and natural gas purchasers may be affected similarly by changes in economic, industry or other conditions. Energen considers the credit quality of its purchasers and, in certain instances, may require credit assurances such as a deposit, letter of credit or parent guarantee. The two largest purchasers of Energen’s oil and natural gas, Plains Marketing, LP (Plains) and HollyFrontier Corporation (HollyFrontier), accounted for approximately 39 percent and 15 percent, respectively, of Energen’s accounts receivable for commodity sales as of December 31, 2014. Energen’s other purchasers each accounted for less than 9 percent of these accounts receivable as of December 31, 2014. During the year ended December 31, 2014, Plains and HollyFrontier accounted for approximately 37 percent and 13 percent, respectively, of total revenues. All other oil and natural gas purchasers each accounted for less than 10 percent of total revenues for the year ended December 31, 2014.

9. EXPLORATORY COSTS

The following table sets forth capitalized exploratory well costs and includes additions pending determination of proved reserves, reclassifications to proved reserves and costs charged to expense:

Years ended December 31, (in thousands)	2014	2013	2012
Capitalized exploratory well costs at beginning of period	$57,600	$79,791	$70,437
Additions pending determination of proved reserves	946,751	421,599	406,226
Reclassifications due to determination of proved reserves	(882,254)	(442,909)	(396,872)
Exploratory well costs charged to expense	(2,658)	(881)	—
Capitalized exploratory well costs at end of period	$119,439	$57,600	$79,791

The following table sets forth capitalized exploratory wells costs and includes amounts capitalized for a period greater than one year:

(in thousands)	December 31, 2014	December 31, 2013
Exploratory wells in progress	$18,781	$14,794
Capitalized exploratory well costs for a period of one year or less	100,658	42,481
Capitalized exploratory well costs for a period greater than one year	—	1,206
Total capitalized exploratory well costs	$119,439	$58,481

At December 31, 2014, Energen had 38 gross exploratory wells either drilling or waiting on results from completion and testing. These wells are primarily located in the Permian Basin.

10. RECONCILIATION OF EARNINGS PER SHARE

Years ended December 31,
(in thousands, except per share amounts)		2014			2013			2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$568,032	72,897	$7.79	$204,554	72,318	$2.83	$253,562	72,119	$3.52
Effect of dilutive securities
Stock options		216			112			196
Non-vested restricted stock		58			20			1
Performance share awards		104			21			—
Diluted EPS	$568,032	73,275	$7.75	$204,554	72,471	$2.82	$253,562	72,316	$3.51

Energen had the following shares that were excluded from the computation of diluted EPS, as inclusion would be anti-dilutive.

Years ended December 31, (in thousands)	2014	2013	2012
Stock options	114	134	850
Non-vested restricted stock	3	7	—
Performance share awards	2	4	—

11. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Under various agreements for third-party gathering, treatment, transportation or other services, Energen is committed to deliver minimum production volumes or to pay certain costs in the event the minimum quantities are not delivered. These delivery commitments are approximately 5.4 MMBOE through August 2017.

Environmental Matters: Various environmental laws and regulations apply to the operations of Energen and Energen Resources. Historically, the cost of environmental compliance has not materially affected our financial position, results of operations or cash flows. New regulations, enforcement policies, claims for damages or other events could result in significant unanticipated costs.

Under oversight of the Site Remediation Section of the Railroad Commission of Texas, Energen Resources is currently in the process of cleanup and remediation of oil and gas wastes in nine reserve pits in Mitchell County, Texas. We estimate that the cleanup, remediation and related costs will approximate $2.5 million of which $1.9 million has been incurred.

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

Legal Matters: Energen and its affiliates are, from time to time, parties to various pending or threatened legal proceedings and we have accrued a provision for our estimated liability. Certain of these lawsuits include claims for punitive damages in addition to other specified relief. We recognize a liability for contingencies, including an estimate of legal costs to be incurred, when information available indicates both a loss is probable and the amount of the loss can be reasonably estimated. Based upon information presently available, and in light of available legal and other defenses, contingent liabilities arising from threatened and pending litigation are not considered material in relation to the respective financial positions of Energen and its affiliates. It should be noted, however, that there is uncertainty in the valuation of pending claims and prediction of litigation results.

Energen Resources previously disclosed an adverse judgment relating to the ownership of the Company operated Cadenhead 25-1 Well (the Cadenhead Well) in Ward County, Texas. Upon a Motion to Reconsider, the adverse judgment was vacated by the District Court in Ward County, Texas and a Summary Judgment Order has been entered confirming Energen Resources’ superior title to the Cadenhead Well and its associated oil and gas leases.

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

Energen Resources appealed the Order in 2011 and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order that is now under appeal. In the Revised Order, ONRR has ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. Energen estimates that application of the Revised Order to all of the Company’s federal leases would result in ONRR claims up to approximately $24 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen continues to vigorously contest the Revised Order and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of December 31, 2014.

Lease Obligations: Energen’s total lease payments included as operating lease expense were $24.1 million, $25.0 million and $20.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Minimum future rental payments required after 2014 under leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

Years Ending December 31, (in thousands)
2015	2016	2017	2018	2019	2020 and thereafter
$2,698	$2,676	$2,468	$2,429	$2,326	$—

12. ASSET RETIREMENT OBLIGATIONS

Energen’s asset retirement obligations primarily relate to the future plugging, abandonment and reclamation of wells and facilities. We recognize a liability for the fair value of the ARO in the periods incurred. The ARO fair value liability is determined by calculating the present value of the estimated future cash outflows we expect to incur to plug, abandon and reclaim our producing properties at the end of their productive lives, and is recognized on a discounted basis incorporating an estimate of performance risk specific to Energen. Subsequent to initial measurement, liabilities are accreted to their present value and capitalized costs are depreciated over the estimated useful lives of the related assets. Upon settlement of the liability, Energen may recognize a gain or loss for differences between estimated and actual settlement costs.

The following table reflects the components of the change in Energen’s ARO balance:

(in thousands)
Balance as of December 31, 2011	$107,340
Liabilities incurred	3,994
Liabilities settled	(845)
Accretion expense (including discontinued operations of $1,195)	7,534
Balance as of December 31, 2012	118,023
Liabilities incurred	2,772
Liabilities settled	(5,525)
Accretion expense (including discontinued operations of $1,197)	8,192
Reclassification associated with held for sale properties*	(14,929)
Balance as of December 31, 2013	108,533
Liabilities incurred	2,266
Liabilities settled	(1,543)
Accretion expense (including discontinued operations of $251)	7,859
Revision in estimated cash flows	692
Reclassification associated with held for sale properties**	(23,747)
Balance as of December 31, 2014	$94,060
*Asset retirement obligation associated with North Louisiana/East Texas properties are included as liabilities related to assets held for sale in current liabilities on the balance sheet.
**Asset retirement obligation associated with certain San Juan Basin properties are included as liabilities related to assets held for sale in current liabilities on the balance sheet.

13. ASSET IMPAIRMENT

Impairments recognized by Energen during the years ended December 31, 2014, 2013 and 2012 are presented below:

Years ended December 31, (in thousands)	2014	2013	2012
Continuing operations
Permian Basin oil properties	$125,693	$—	$—
Permian Basin unproved leasehold properties	55,063	13,906	6,304
San Juan Basin natural gas properties	236,045	—	—
Total asset impairments from continuing operations	416,801	13,906	6,304
Discontinued operations
North Louisiana/East Texas oil and natural gas properties	1,936	29,794	—
East Texas oil and natural gas properties	—	—	21,545
Total asset impairments from discontinued operations	1,936	29,794	21,545
Total asset impairments	$418,737	$43,700	$27,849

During the third and fourth quarters of 2014, Energen recognized non-cash impairment writedowns on certain properties in the Permian Basin of $31.2 million pre-tax and $94.5 million pre-tax, respectively, to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows. These non-cash impairment writedowns are reflected in asset impairment on the consolidated income statement.

Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties of $55.1 million pre-tax during the fourth quarter of 2014. These non-cash writedowns are reflected in asset impairment on the consolidated income statement.

During the third and fourth quarters of 2014, non-cash impairment writedowns of $147.9 million pre-tax and $88.1 million pre-tax, respectively, were recognized by Energen on certain natural gas properties in the San Juan Basin to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows in the third quarter and based on direct market data in the fourth quarter as these properties were designated as held for sale as of December 31, 2014. These non-cash impairment writedowns are reflected in asset impairment on the consolidated income statement. At December 31, 2014, proved reserves associated with Energen’s San Juan Basin properties totaled 69,043 MBOE.

In March 2014, Energen completed the sale of its North Louisiana/East Texas natural gas and oil properties for $30.3 million. The sale had an effective date of December 1, 2013, and the proceeds from the sale were used to repay short-term obligations. During the third quarter of 2013, Energen classified these primarily natural gas properties as held for sale and reflected the associated operating results in discontinued operations. Energen recognized non-cash impairment writedowns on these properties in 2014 of $1.9 million pre-tax to adjust the carrying amount of these properties to their fair value based on an estimate of the selling price of the properties. These non-cash impairment writedowns are reflected in gain on disposal of discontinued operations, net in the year ended December 31, 2014. Energen also recognized non-cash impairment writedowns on these properties in the third and fourth quarters of 2013 of $24.6 million pre-tax and $5.2 million pre-tax, respectively. These non-cash impairment writedowns are reflected in gain on disposal of discontinued operations, net in the year ended December 31, 2013. Significant assumptions in valuing the proved reserves included the reserve quantities, anticipated operating costs, anticipated production taxes, future expected natural gas prices and basis differentials, anticipated production declines, and a discount rate of 10 percent commensurate with the risk of the underlying cash flow estimates. The impairment writedowns are classified as Level 3 fair value. At December 31, 2013, proved reserves associated with Energen’s North Louisiana/East Texas properties totaled 23 Bcf of natural gas and 91 MBbl of oil.

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

During the first quarter of 2012, Energen recognized a non-cash impairment writedown on certain properties in East Texas of $21.5 million pre-tax to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows. This non-cash impairment writedown is reflected in income from discontinued operations for the year ended December 31, 2012. The impairment was caused by the impact of lower future natural gas prices. This impairment writedown is classified as Level 3 fair value.

14. ACQUISITION AND DISPOSITION OF PROPERTIES

In February 2015, Energen entered into a purchase and sale agreement to sell the majority of its natural gas assets in the San Juan Basin in New Mexico and Colorado for approximately $395 million. This sale is expected to close March 31, 2015, and have an effective date of January 1, 2015. At December 31, 2014, proved reserves associated with these San Juan Basin properties totaled 69,043 MBOE.

During 2014, Energen completed a total of approximately $68.5 million in various purchases of unproved leasehold properties, including the October 2014, purchase of approximately 15,000 net acres of unproved leasehold in the Mancos formation oil play in the San Juan Basin for $22.8 million. During 2013, Energen also completed a total of approximately $26.8 million in various purchases of unproved leasehold properties.

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

15. DISCONTINUED OPERATIONS AND HELD FOR SALE PROPERTIES

On September 2, 2014, Energen completed the transaction to sell Alagasco to Laclede for $1.6 billion, less the assumption of $267 million in debt. The net pre-tax proceeds to Energen totaled approximately $1.32 billion resulting in a pre-tax gain of $726.5 million. This sale has an effective date of August 31, 2014. Energen used cash proceeds from the sale to reduce long-term and short-term indebtedness. During the second quarter of 2014, Energen classified Alagasco as held for sale and reflected the associated operating results in discontinued operations. Energen’s results of operations and cash flows for the years ended December 31, 2014, 2013 and 2012 and our financial position as of December 31, 2014 and 2013 presented in our consolidated financial statements and these notes reflect Alagasco as discontinued operations.

In March 2014, Energen completed the sale of its North Louisiana/East Texas natural gas and oil properties for $30.3 million. The sale had an effective date of December 1, 2013, and the proceeds from the sale were used to repay short-term obligations. During the third quarter of 2013, Energen classified these primarily natural gas properties as held for sale and reflected the associated operating results in discontinued operations. Energen recognized non-cash impairment writedowns on these properties in 2014 of $1.9 million pre-tax to adjust the carrying amount of these properties to their fair value based on an estimate of the selling price of the properties. These non-cash impairment writedowns are reflected in gain on disposal of discontinued operations, net in the year ended December 31, 2014. Energen also recognized non-cash impairment writedowns on these properties in the third and fourth quarters of 2013 of $24.6 million pre-tax and $5.2 million pre-tax, respectively. These non-cash impairment writedowns are reflected in gain on disposal of discontinued operations, net in the year ended December 31, 2013. At December 31, 2013, proved reserves associated with Energen’s North Louisiana/East Texas properties totaled 23 Bcf of natural gas and 91 MBbl of oil.

In October 2013, Energen completed the sale of its Black Warrior Basin coalbed methane properties in Alabama for $160 million (subject to closing adjustments). Energen recorded a pre-tax gain on the sale of approximately $35 million in the fourth quarter of 2013 that was reflected in gain on disposal of discontinued operations in the year ended December 31, 2013. The sale had an effective date of July 1, 2013, and the proceeds from the sale were used to repay short-term obligations. The property was classified as held for sale and reflected in discontinued operations during the third quarter of 2013. At December 31, 2012, proved reserves associated with Energen’s Black Warrior Basin properties totaled 97 Bcf of natural gas.

As discussed in Note 14, Acquisition and Disposition of Properties, and above, the following tables detail held for sale properties by major classes of assets and liabilities:

(in thousands)	December 31, 2014
San Juan Basin*
Oil and natural gas properties	$1,166,124
Less accumulated depreciation, depletion and amortization	(770,327)
Total assets held for sale	395,797
Other long-term liabilities	(24,230)
Total liabilities held for sale	(24,230)
Total net assets held for sale	$371,567
*The San Juan Basin natural gas assets which are held for sale as of December 31, 2014, do not qualify for discontinued operations as we will have ongoing operations in the San Juan Basin.

(in thousands)	December 31, 2013
	Alabama Gas Corporation	Black Warrior Basin	North Louisiana/East Texas	Total
Cash	$3,032	$—	$—	$3,032
Accounts receivable*	103,748	2,829	1,272	107,849
Inventories	41,200	—	68	41,268
Oil and natural gas properties	—	—	348,379	348,379
Less accumulated depreciation, depletion and amortization	—		(301,609)	(301,609)
Utility plant	1,491,433	—	—	1,491,433
Less accumulated depreciation	(605,924)	—	—	(605,924)
Other property, net	41	—	165	206
Other current assets*	29,458	—	—	29,458
Other long-term assets	128,780	—	—	128,780
Total assets held for sale	1,191,768	2,829	48,275	1,242,872
Accounts payable	(48,653)	(1,732)	(11)	(50,396)
Royalty payable	—	(550)	(869)	(1,419)
Accrued taxes	(28,027)	—	—	(28,027)
Notes payable to banks	(50,000)	—	—	(50,000)
Other current liabilities*	(105,013)	(379)	(21)	(105,413)
Other long-term liabilities	(331,409)	—	(14,983)	(346,392)
Long-term debt	(249,923)	—	—	(249,923)
Total liabilities held for sale	(813,025)	(2,661)	(15,884)	(831,570)
Total net assets held for sale	$378,743	$168	$32,391	$411,302
*At December 31, 2013, Alagasco’s accounts receivable included a consolidating adjustment of $4.7 million to adjust for affiliated companies receivables. Certain other current assets and other current liabilities at Alagasco of $1.6 million and $0.5 million, respectively, were reclassified to continuing operations at Energen.

We recognized interest on debt required to be extinguished in connection with the sale of Alagasco as discontinued operations. On September 2, 2014, Energen entered into a $1.5 billion five-year syndicated secured credit facility with domestic and foreign lenders. The credit facility was amended to $2.0 billion on November 17, 2014. This credit facility refinances and replaces the $1.25 billion five-year syndicated unsecured credit facility entered into on October 30, 2012. The interest associated with the October 2012 five-year syndicated unsecured credit facilities was classified as discontinued operations. See Note 2, Summary of Significant Accounting Policies, for further information regarding adjustments associated with the sale of Alagasco.

During the first quarter of 2012, Energen recognized a non-cash impairment writedown on certain properties in East Texas of $21.5 million pre-tax to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows. This non-cash impairment writedown is reflected in income from discontinued operations for the year ended December 31, 2012. The impairment was caused by the impact of lower future natural gas prices. This impairment writedown is classified as Level 3 fair value.

Years ended December 31, (in thousands, except per share data)	2014	2013	2012
Natural gas distribution revenues	$397,648	$533,338	$451,589
Oil and natural gas revenues	5,199	60,191	76,350
Total revenues	$402,847	$593,529	$527,939
Pretax income from discontinued operations	$47,220	$92,253	$79,197
Income tax expense	17,928	33,174	30,256
Income From Discontinued Operations	$29,292	$59,079	$48,941
Gain on disposal of discontinued operations, net	$724,594	$5,605	$—
Income tax expense	285,497	2,011	—
Gain on Disposal of Discontinued Operations, net	$439,097	$3,594	$—
Total Income From Discontinued Operations	$468,389	$62,673	$48,941
Diluted Earnings Per Average Common Share
Income from discontinued operations	$0.40	$0.81	$0.68
Gain on disposal of discontinued operations, net	5.99	0.05	—
Total Income From Discontinued Operations	$6.39	$0.86	$0.68
Basic Earnings Per Average Common Share
Income from discontinued operations	$0.40	$0.82	$0.68
Gain on disposal of discontinued operations, net	6.02	0.05	—
Total Income From Discontinued Operations	$6.42	$0.87	$0.68

16. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information concerning Energen’s cash flow activities from continuing operations was as follows:

Years ended December 31, (in thousands)	2014	2013	2012
Interest paid, net of amount capitalized	$32,172	$38,255	$46,224
Income taxes paid	$219,505	$22,781	$18,023
Noncash investing activities:
Accrued development, exploration costs and other capital	$207,461	$93,623	$116,488
Capitalized asset retirement obligations costs	$2,958	$2,772	$3,994
Capital lease obligations	$—	$—	$5,072
Receivable from sale of Alabama Gas Corporation	$8,247	$—	$—
Noncash financing activities:
Issuance of common stock for employee benefit plans	$2,448	$1,015	$838
Treasury stock acquired in connection with tax withholdings	$2,547	$977	$277

17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides changes in the components of accumulated other comprehensive income (loss), net of the related income tax effects.

(in thousands)	Cash Flow Hedges	Pension and Postretirement Plans	Total
Balance as of December 31, 2013	$12,178	$(32,245)	$(20,067)
Other comprehensive loss before reclassifications	(261)	(5,056)	(5,317)
Amounts reclassified from accumulated other comprehensive income (loss)	(11,917)	14,431	2,514
Change in accumulated other comprehensive income (loss)	(12,178)	9,375	(2,803)
Balance as of December 31, 2014	$—	$(22,870)	$(22,870)

The following table provides details of the reclassifications out of accumulated other comprehensive income (loss).

Years ended December 31, (in thousands)	2014	2013
(in thousands)	Amounts Reclassified		Line Item Where Presented
Gains (losses) on cash flow hedges:
Commodity contracts	$21,611	$35,684	Gain (loss) on derivative instruments, net
Interest rate swap	(2,280)	(1,723)	Interest expense
Total cash flow hedges	19,331	33,961
Income tax expense	(7,414)	(12,957)
Net of tax	11,917	21,004
Pension and postretirement plans:
Transition obligation	(22)	(319)	General and administrative
Prior service cost	(248)	(257)	General and administrative
Actuarial losses*	(21,932)	(12,357)	General and administrative
Actuarial losses on settlement charges*	—	(421)	Assets held for sale
Total pension and postretirement plans	(22,202)	(13,354)
Income tax benefit	7,771	4,674
Net of tax	(14,431)	(8,680)
Total reclassifications for the period	$(2,514)	$12,324
*In the first quarter of 2013, Energen incurred a settlement charge of $0.5 million for the payment of lump sums from the nonqualified supplemental retirement plans, of which $0.1 million was recognized in actuarial losses above and $0.4 million was recognized as a regulatory asset at Alagasco and reported in actuarial losses on settlement charges above. In the third quarter of 2013, Energen incurred a settlement charge of $64,000 for the payment of lump sums from the nonqualified supplemental retirement plans, of which $18,000 was recognized in actuarial losses above and $46,000 was recognized as a regulatory asset at Alagasco and reported in actuarial losses on settlement charges above.

18. RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update defines a discontinued operation as a disposal of a component or a group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendment is effective for all annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. Energen does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

19. SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)

The following data summarizes quarterly operating results.

	Year ended December 31, 2014
(in thousands, except per share amounts)	First	Second	Third	Fourth
Revenues as originally reported	$561,178	$270,097	$497,761	$611,435
Discontinued operations*	(263,900)	—	—	—
Adjusted revenues	$297,278	$270,097	$497,761	$611,435
Operating income as originally reported	$104,599	$3,107	$48,171	$94,223
Discontinued operations*	(73,139)	—	—	—
Adjusted operating income	$31,460	$3,107	$48,171	$94,223
Income (loss) from continuing operations	$15,647	$(3,154)	$20,631	$66,519
Net income (loss)	$53,316	$(7,953)	$457,251	$65,418
Diluted earnings per average common share
Continuing operations	$0.21	$(0.04)	$0.28	$0.91
Net income (loss)	$0.73	$(0.11)	$6.22	$0.89
Basic earnings per average common share
Continuing operations	$0.22	$(0.04)	$0.28	$0.91
Net income (loss)	$0.73	$(0.11)	$6.26	$0.90

	Year ended December 31, 2013
(in thousands, except per share amounts)	First	Second	Third	Fourth
Revenues as originally reported	$492,679	$490,057	$320,406	$472,733
Discontinued operations*	(256,348)	(123,076)	(48,368)	(142,771)
Adjusted revenues	$236,331	$366,981	$272,038	$329,962
Operating income as originally reported	$105,336	$146,304	$(4,052)	$110,630
Discontinued operations*	(84,146)	(7,667)	21,487	(35,755)
Adjusted operating income	$21,190	$138,637	$17,435	$74,875
Income from continuing operations	$8,419	$82,422	$5,407	$45,633
Net income (loss)	$56,692	$83,067	$(19,298)	$84,093
Diluted earnings per average common share
Continuing operations	$0.12	$1.14	$0.07	$0.62
Net income (loss)	$0.78	$1.15	$(0.27)	$1.15
Basic earnings per average common share
Continuing operations	$0.12	$1.14	$0.07	$0.63
Net income (loss)	$0.79	$1.15	$(0.27)	$1.16
*As discussed in Note 15, Discontinued Operations and Held for Sale Properties, during the third quarter of 2014, Energen completed the transaction to sell Alagasco to Laclede. During the second quarter of 2014, Energen classified Alagasco as held for sale and reflected the associated operating results in discontinued operations. During the fourth quarter of 2013, Energen completed the sale of its Black Warrior Basin coalbed methane properties in Alabama. The property was classified as held for sale and reflected in discontinued operations during the third quarter of 2013. Also, during the third quarter of 2013, Energen classified its North Louisiana/East Texas natural gas and oil properties as held for sale and reflected the associated operating results in discontinued operations.

20. OIL AND NATURAL GAS OPERATIONS (Unaudited)

Capitalized Costs: The following table sets forth capitalized costs:

(in thousands)	December 31, 2014	December 31, 2013
Proved	$8,069,638	$7,043,779
Unproved	142,340	168,975
Total capitalized costs	8,211,978	7,212,754
Accumulated depreciation, depletion and amortization	2,663,434	2,078,411
Capitalized costs, net	$5,548,544	$5,134,343

Costs Incurred: The following table sets forth costs incurred in property acquisition, exploration and development activities and includes both capitalized costs and costs charged to expense during the year:

Years ended December 31, (in thousands)	2014	2013	2012
Property acquisition:
Proved	$2,582	$4,661	$79,862
Unproved	68,514	26,820	58,634
Exploration	972,164	435,636	419,284
Development	408,949	655,353	749,256
Total costs incurred	$1,452,209	$1,122,470	$1,307,036

Results of Operations From Producing Activities: The following table sets forth results of Energen’s oil, natural gas liquids and natural gas operations from producing activities:

Years ended December 31, (in thousands)	2014	2013	2012
Gross revenues*	$1,679,213	$1,206,293	$1,090,948
Production (lifting costs)	376,495	351,541	278,193
Exploration expense	28,090	14,036	13,052
Depreciation, depletion and amortization including asset impairments	960,539	463,606	345,873
Accretion expense	7,608	6,995	6,339
Income tax expense	99,469	128,773	160,551
Results of operations from producing activities	$207,012	$241,342	$286,940
* The years ended December 31, 2014, 2013 and 2012 gross revenues include a pre-tax non-cash mark-to-market gain on derivatives of $315.4 million, a pre-tax non-cash mark-to-market loss on derivatives of $47.8 million and a pre-tax non-cash mark-to-market gain on derivatives of $58.8 million, respectively.

Oil and Natural Gas Operations: The calculation of proved reserves is made pursuant to rules prescribed by the SEC. Such rules, in part, require that proved categories of reserves be disclosed. Proved reserves and associated values were calculated using twelve-month average prices and current costs for the years ended December 31, 2014, 2013 and 2012. Changes to prices and costs could have a significant effect on the disclosed amount of proved reserves and their associated values. In addition, the estimation of proved reserves inherently requires the use of geologic and engineering estimates which are subject to revision as reservoirs are produced and developed and as additional information is available. Accordingly, the amount of actual future production may vary significantly from the amount of proved reserves disclosed. The proved reserves are located onshore in the United States of America.

Estimates of physical quantities of oil and natural gas proved reserves were determined by Company engineers. Ryder Scott Company, L.P. (Ryder Scott) and T. Scott Hickman and Associates, Inc. (T. Scott Hickman), independent oil and natural gas reservoir engineers, have audited the estimates of proved reserves of oil, natural gas liquids and natural gas that Energen has attributed to its net interests in oil and natural gas properties as of December 31, 2014. Ryder Scott audited the proved reserve estimates for coalbed methane in the San Juan Basin and substantially all of the Permian Basin proved reserves. T. Scott Hickman audited the conventional proved reserves in the San Juan Basin. The independent reservoir engineers have issued reports covering approximately 99 percent of Energen’s ending proved reserves indicating that in their judgment the estimates are reasonable in the aggregate.

Year ended December 31, 2014	Oil MBbl	NGL MBbl	Natural Gas MMcf	Total MMBOE
Proved reserves at beginning of period	164,870	63,011	719,725	347.8
Revisions of previous estimates	(48,548)	(15,165)	(71,806)	(75.7)
Purchases	88	26	116	0.1
Extensions and discoveries	76,722	29,695	141,209	130.0
Production	(11,818)	(4,104)	(59,562)	(25.8)
Sales	(87)	—	(21,756)	(3.7)
Proved reserves at end of period	181,227	73,463	707,926	372.7
Proved developed reserves at end of period	118,697	47,621	589,074	264.5
Proved undeveloped reserves at end of period	62,530	25,842	118,852	108.2

Year ended December 31, 2013	Oil MBbl	NGL MBbl	Natural Gas MMcf	Total MMBOE
Proved reserves at beginning of period	155,348	56,155	809,128	346.4
Revisions of previous estimates	(680)	2,211	18,465	4.6
Purchases	142	56	282	0.2
Extensions and discoveries	20,517	7,823	50,568	36.8
Production	(10,378)	(3,233)	(70,506)	(25.4)
Sales	(79)	(1)	(88,212)	(14.8)
Proved reserves at end of period	164,870	63,011	719,725	347.8
Proved developed reserves at end of period	113,795	42,087	623,305	259.8
Proved undeveloped reserves at end of period	51,075	20,924	96,420	88.0

Year ended December 31, 2012	Oil MBbl	NGL MBbl	Natural Gas MMcf	Total MMBOE
Proved reserves at beginning of period	129,578	53,957	957,368	343.1
Revisions of previous estimates	(8,546)	(9,557)	(143,704)	(42.1)
Purchases	7,950	2,569	10,656	12.4
Extensions and discoveries	35,132	11,759	61,170	57.1
Production	(8,766)	(2,573)	(76,362)	(24.1)
Proved reserves at end of period	155,348	56,155	809,128	346.4
Proved developed reserves at end of period	105,976	36,440	708,657	260.5
Proved undeveloped reserves at end of period	49,372	19,715	100,471	85.9

2014 Activities: Energen had net downward reserve revisions during 2014 which totaled 75.7 MMBOE including downward revisions of approximately 53.4 MMBOE of proved undeveloped reserves that are now expected to be drilled after the original five year period and upward revisions of approximately 3.9 MMBOE related to changes in year-end pricing. The San Juan Basin had upward reserve revisions of 1.6 MMBOE including 4.4 MMBOE related to changes in year-end pricing and downward revisions of approximately 1.5 MMBOE due to higher operating costs. Net downward reserve revisions of 77.3 MMBOE in the

Permian Basin were due to reclassifying 53.4 MMBOE as unproved because of changes in our development plans, downward revisions of approximately 13.3 MMBOE due to decreased well performance in certain Wolfberry wells, downward revisions of approximately 5.4 due to higher operating costs and approximately 0.5 MMBOE related to changes in the year-end pricing.

Energen purchased 0.1 MMBOE of reserves during 2014 primarily related to the acquisitions of oil properties in the Permian Basin.

During 2014, Energen had extensions and discoveries of 130.0 MMBOE of which 70 percent were proved undeveloped reserves and 30 percent were proved developed reserves. Extension drilling resulted in 89.6 MMBOE of discoveries with exploratory drilling providing 40.4 MMBOE of discoveries. The San Juan Basin added 1.1 MMBOE of reserves through the drilling or identification of 16 well locations and 10 pay adds. The Permian Basin added 128.6 MMBOE of reserves primarily through the drilling or identification of 361 well locations.

During 2014, Energen had sales of 3.7 MMBOE primarily due to the sale of the North Louisiana/East Texas primarily natural gas properties.

2013 Activities: Energen had upward reserve revisions during 2013 which totaled 4.6 MMBOE including approximately 7 MMBOE related to changes in year-end pricing and downward revisions of approximately 5.3 MMBOE of proved undeveloped reserves of which 4.6 MMBOE are expected to be drilled beyond five years with the remainder no longer expected to be drilled. The San Juan Basin upward reserve revisions of 2.2 MMBOE including 5.9 MMBOE related to changes in year-end pricing and downward revisions of approximately 4.6 MMBOE of proved undeveloped reserves that are expected to be drilled beyond five years. Net upward reserve revisions of 1.2 MMBOE in the Permian Basin were due to improved well performance in certain Wolfberry wells and approximately 0.4 MMBOE related to changes in the year-end pricing and downward revisions of approximately 0.7 MMBOE of proved undeveloped reserves that are no longer expected to be drilled.

Energen purchased 0.2 MMBOE of reserves during 2013 primarily related to the acquisitions of oil properties in the Permian Basin.

During 2013, Energen had extensions and discoveries of 36.8 MMBOE of which 45 percent were proved undeveloped reserves and 55 percent were proved developed reserves. Extension drilling resulted in 21.6 MMBOE of discoveries with exploratory drilling providing 15.2 MMBOE of discoveries. The San Juan Basin added 2.3 MMBOE of reserves through 30 pay adds. The Permian Basin added 34.4 MMBOE of reserves primarily through the drilling or identification of 262 well locations.

During 2013, Energen had sales of 14.8 MMBOE primarily due to the sale of the Black Warrior Basin coalbed methane properties.

2012 Activities: Energen had downward reserve revisions during 2012 which totaled 42.1 MMBOE. The Black Warrior Basin had downward reserve revisions totaling 5.1 MMBOE of which approximately 5.9 MMBOE related to estimated negative price related revisions partially offset by better well performance. The San Juan Basin downward reserve revisions of 19.7 MMBOE included 22.5 MMBOE in negative price related revisions partially offset by better well performance, lower operating costs and lower fuel usage. Downward reserve revisions of 15.8 MMBOE in the Permian Basin were primarily due to lower than anticipated performance in certain development wells along with 1.0 MMBOE of estimated negative price related revisions.

Energen purchased 12.4 MMBOE of reserves during 2012 primarily related to the acquisitions of oil properties in the Permian Basin.

During 2012, Energen had extensions and discoveries of 57.1 MMBOE of which 59 percent were proved undeveloped reserves and 41 percent were proved developed reserves. Extension drilling resulted in 45.6 MMBOE of discoveries with exploratory drilling providing 11.5 MMBOE of discoveries. The San Juan Basin added 0.9 MMBOE of reserves through the drilling or identification of 6 well locations. The Permian Basin added 56.1 MMBOE of reserves primarily through the drilling or identification of 422 well locations.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves: The standardized measure of discounted future net cash flows is not intended, nor should it be interpreted, to present the fair market value of Energen’s crude oil and natural gas reserves. An estimate of fair market value would take into consideration factors such as, but not limited to, the recovery of reserves not presently classified as proved reserves, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates. At December 31, 2014, 2013 and 2012, Energen had a deferred hedging gain of $315.4 million, a deferred hedging gain of $21.6 million and a deferred hedging gain of $74.8 million, respectively, all of which are excluded from the calculation of standardized measure of future net cash flows.

Years ended December 31, (in thousands)	2014	2013	2012
Future gross revenues	$20,971,672	$19,509,305	$17,735,363
Future production costs	7,532,273	6,136,709	5,715,248
Future development costs	1,784,738	1,896,602	1,892,600
Future income tax expense	3,440,582	3,209,697	2,809,411
Future net cash flows	8,214,079	8,266,297	7,318,104
Discount at 10% per annum	3,994,423	4,248,456	3,618,785
Standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves	$4,219,656	$4,017,841	$3,699,319

The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

Years ended December 31, (in thousands)	2014	2013	2012
Balance at beginning of year	$4,017,841	$3,699,319	$3,629,163
Revisions to reserves proved in prior years:
Net changes in prices, production costs and future development costs	(1,147,028)	566,838	(922,792)
Net changes due to revisions in quantity estimates	(1,285,394)	(81,762)	(383,755)
Development costs incurred, previously estimated	337,198	299,432	472,603
Accretion of discount	401,784	369,932	362,916
Changes in timing and other*	987,652	(179,502)	(317,244)
Total revisions	(705,788)	974,938	(788,272)
New field discoveries and extensions, net of future production and development costs	2,321,028	376,326	1,025,419
Sales of oil and gas produced, net of production costs	(1,054,553)	(1,014,593)	(812,781)
Purchases	4,241	4,690	189,755
Sales	(21,092)	(24,876)	—
Net change in income taxes	(342,021)	2,037	456,035
Net change in standardized measure of discounted future net cash flows	201,815	318,522	70,156
Balance at end of year	$4,219,656	$4,017,841	$3,699,319
*Amount represents changes in production timing and other.  For 2014, the production timing is significantly affected by changes related to the acceleration of the horizontal drilling program and the delay of the vertical drilling program.

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

Management assessed the effectiveness of Energen Corporation’s internal control over financial reporting as of December 31, 2014. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Energen Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2014, Energen Corporation maintained effective internal control over financial reporting. The effectiveness of Energen Corporation’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the executive officers of Energen is included in Part I. The other information required by Item 10 is incorporated herein by reference from Energen’s definitive proxy statement for the Annual Meeting of Shareholders to be held April 30, 2015. The definitive proxy statement will be filed on or about March 18, 2015.

ITEM 11.    EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference from Energen’s definitive proxy statement for the Annual Meeting of Shareholders to be held April 30, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

a. Security Ownership of Certain Beneficial Owners

The information regarding the security ownership of the beneficial owners of more than five percent of Energen’s common stock is incorporated herein by reference from Energen’s definitive proxy statement for the Annual Meeting of Shareholders to be held April 30, 2015.

b. Security Ownership of Management

The information regarding the security ownership of management is incorporated herein by reference from Energen’s definitive proxy statement for the Annual Meeting of Shareholders to be held April 30, 2015.

c. Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information concerning securities authorized for issuance under equity compensation plans as of December 31, 2014:

Plan Category	Number of Securities to be Issued for Outstanding Options and Performance Share Awards	Weighted Average Exercise Price	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders*	757,071	$54.88	3,454,690
Equity compensation plans not approved by security holders	—	—	—
Total	757,071	$54.88	3,454,690
*These plans include 2,635,544 shares associated with Energen’s Stock Incentive Plan, 127,924 shares associated with the 1992 Energen Corporation Directors Stock Plan and 691,222 shares associated with the 1997 Deferred Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions, and director independence is incorporated herein by reference from Energen’s definitive proxy statement for the Annual Meeting of Shareholders to be held April 30, 2015.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding Principal Accountant Fees and Services is incorporated herein by reference from Energen’s definitive proxy statement for the Annual Meeting of Shareholders to be held April 30, 2015.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. Documents Filed as Part of This Report

(1)	Financial Statements
The consolidated financial statements of Energen are included in Item 8 of this Form 10-K.

(2)    Financial Statement Schedules
No financial statement schedules are required to be files as part of this Form 10-K or they are inapplicable.

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
Officers’ Certificate, dated August 5, 2011, pursuant to Section 301 of the Energen 1996 Indenture setting forth the terms of the 4.65 percent Senior Notes due September 1, 2021, which was filed as Exhibit 4.1 to Energen’s Current Report on Form 8-K, dated August 5, 2011

*10(a)
Credit Agreement dated September 2, 2014, by and among Energen Corporation, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, which was filed as Exhibit 10.1 to Energen’s Current Report on Form 8-K filed September 2, 2014

*10(b)
First Amendment to the Credit Agreement dated as of October 20, 2014, by and among Energen Corporation, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Energen Resources Corporation, as Guarantor, and the institutions named therein as lenders, which was filed as Exhibit 10.1 to Energen’s Current Report on Form 8-K filed October 20, 2014

*10(c)
Commitment Increase Letter dated November 17, 2014, by and among Energen Corporations, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the institutions named therein as lenders, which was filed as Exhibit 10.1 to Energen’s Current Report on Form 8-K filed October 17, 2014

*10(d)
Form of Executive Retirement Supplement Agreement between Energen Corporation and its executive officers (as revised October 2000) which was filed as Exhibit 10(c) to Energen’s Annual Report on Form 10-K for the year ended September 30, 2000

*10(e)
Form of Amendment to Executive Retirement Supplement Agreement between Energen Corporation and its executive officers, dated December 12, 2007, which was filed as Exhibit 10(o) to Energen’s Annual Report on Form 10-K for the year ended December 31, 2013

*10(f)	Form of Amendment to Executive Retirement Supplement Agreement, which was filed as Exhibit 10.2 to Energen’s Current Report on Form 8-K filed October 20, 2014

*10(g)	Form of Severance Compensation Agreement between Energen Corporation and its executive officers which was filed as Exhibit 10.3 to Energen’s Current Report on Form 8-K filed December 13, 2012

10(h)	Energen Corporation Stock Incentive Plan (as amended effective January 1, 2015)

*10(i)	Form of Stock Option Agreement under the Energen Corporation Stock Incentive Plan which was filed as Exhibit 10(r) to Energen’s Annual Report on Form 10-K for the year ended December 31, 2012

*10(j)	Form of Restricted Stock Agreement under the Energen Corporation Stock Incentive Plan which was filed as Exhibit 10(s) to Energen’s Annual Report on Form 10-K for the year ended December 31, 2012

*10(k)	Form of Restricted Stock Unit Agreement under the Energen Corporation Stock Incentive Plan which was filed as Exhibit 10.2 to Energen’s Current Report on Form 8-K filed December 12, 2013

*10(l)	Form of Performance Share Award under the Energen Corporation Stock Incentive Plan which was filed as Exhibit 10(t) to Energen’s Annual Report on Form 10-K for the year ended December 31, 2012

10(m)	Energen Corporation 1997 Deferred Compensation Plan (as amended and restated) effective October 22, 2014

*10(n)	Energen Corporation Directors Stock Plan (as amended April 28, 2010) which was filed as an attachment to Energen’s definitive Proxy Statement on Schedule 14A , filed March 19, 2010

10(o)	Energen Corporation Annual Incentive Compensation Plan, as amended effective January 1, 2015

21	Subsidiaries of Energen Corporation

23(a)	Consent of Registered Public Accounting Firm (PricewaterhouseCoopers LLP)

23(b)	Consent of Independent Oil and Gas Reservoir Engineers (Ryder Scott Company, L.P.)

23(c)	Consent of Independent Oil and Gas Reservoir Engineers (T. Scott Hickman and Associates, Inc.)

24	Power of Attorney

31(a)	Energen Corporation Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31(b)	Energen Corporation Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32	Energen Corporation Certification pursuant to 18 U.S.C. Section 1350

99(a)	Reserve Audit – Ryder Scott & Company, L.P.

99(b)	Reserve Audit – T. Scott Hickman and Associates, Inc.

101	The financial statements and notes thereto from Energen Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 are formatted in XBRL

*Incorporated by reference

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGEN CORPORATION
(Registrant)

March 2, 2015	By	/s/ J.T. McManus, II
J.T. McManus, II Chairman, Chief Executive Officer and President of Energen Corporation;

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 2, 2015	By	/s/ J.T. McManus, II
J.T. McManus, II Chairman, Chief Executive Officer and President of Energen Corporation

March 2, 2015	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr. Vice President, Chief Financial Officer and Treasurer of Energen Corporation

March 2, 2015	By	/s/ Russell E. Lynch, Jr.
Russell E. Lynch, Jr. Vice President and Controller of Energen Corporation

March 2, 2015	*
Kenneth W. Dewey Director

March 2, 2015	*
M. James Gorrie Director

March 2, 2015	*
Jay Grinney Director

March 2, 2015	*
Frances Powell Hawes Director

	*By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr. Attorney-in-Fact