Form 10-Q
period 2015-03-31
ENERGEN CORP
filed 2015-05-08
CIK 277595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _______________

Commission file number 1-7810
Energen Corporation
(Exact name of registrant as specified in its charter)

Alabama	63-0757759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

605 Richard Arrington Jr. Boulevard North, Birmingham, Alabama 35203-2707	35203-2707
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Number of shares outstanding of each of the registrant’s classes of common stock as of May 1, 2015.

Energen Corporation	$0.01 par value	73,087,252

ENERGEN CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$1,530	$1,852
Short-term investments	309,000	—
Accounts receivable, net of allowance for doubtful accounts of $681 and $688 at March 31, 2015 and December 31, 2014, respectively	137,720	157,678
Inventories	17,763	14,251
Assets held for sale	—	395,797
Derivative instruments	272,675	322,337
Prepayments and other	18,009	27,445
Total current assets	756,697	919,360
Property, Plant and Equipment
Oil and natural gas properties, successful efforts method
Proved properties	7,263,661	6,903,514
Unproved properties	164,208	142,340
Less accumulated depreciation, depletion and amortization	2,016,936	1,893,106
Oil and natural gas properties, net	5,410,933	5,152,748
Other property and equipment, net	46,248	46,389
Total property, plant and equipment, net	5,457,181	5,199,137
Other assets	14,865	19,761
TOTAL ASSETS	$6,228,743	$6,138,258

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	March 31, 2015	December 31, 2014
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$97,563	$101,453
Accrued taxes	17,199	5,530
Accrued wages and benefits	16,089	21,553
Accrued capital costs	159,026	207,461
Revenue and royalty payable	66,761	72,047
Liabilities related to assets held for sale	—	24,230
Pension liabilities	29,442	24,609
Deferred income taxes	53,867	79,164
Derivative instruments	12,870	988
Other	17,658	23,288
Total current liabilities	470,475	560,323
Long-term debt	1,238,569	1,038,563
Asset retirement obligations	97,315	94,060
Pension and other postretirement liabilities	534	15,935
Deferred income taxes	1,010,770	1,000,486
Noncurrent derivative instruments	1,018	—
Other long-term liabilities	10,885	14,287
Total liabilities	2,829,566	2,723,654
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, cumulative, $0.01 par value, 5,000,000 shares authorized	—	—
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 76,051,599 shares and 75,875,711 shares issued at March 31, 2015 and December 31, 2014, respectively	761	759
Premium on capital stock	568,395	564,438
Retained earnings	2,980,939	2,997,821
Accumulated other comprehensive income (loss), net of tax
Pension and postretirement plans	(21,019)	(22,870)
Deferred compensation plan	2,953	2,862
Treasury stock, at cost; 3,046,233 shares and 2,980,598 shares at March 31, 2015 and December 31, 2014, respectively	(132,852)	(128,406)
Total shareholders’ equity	3,399,177	3,414,604
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,228,743	$6,138,258

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three months ended
	March 31,
(in thousands, except per share data)	2015	2014
Revenues
Oil, natural gas liquids and natural gas sales	$187,822	$350,822
Gain (loss) on derivative instruments, net	34,036	(53,391)
Total revenues	221,858	297,431
Operating Costs and Expenses
Oil, natural gas liquids and natural gas production	67,754	67,444
Production and ad valorem taxes	19,065	27,324
Depreciation, depletion and amortization	134,381	124,220
Asset impairment	6,583	1,246
Exploration	763	11,568
General and administrative	32,055	32,173
Accretion of discount on asset retirement obligations	2,010	1,843
(Gain) loss on sale of assets and other	(28,344)	153
Total costs and expenses	234,267	265,971
Operating Income (Loss)	(12,409)	31,460
Other Income (Expense)
Interest expense	(11,758)	(7,888)
Other income	46	323
Total other expense	(11,712)	(7,565)
Income (Loss) From Continuing Operations Before Income Taxes	(24,121)	23,895
Income tax expense (benefit)	(8,701)	8,248
Income (Loss) From Continuing Operations	(15,420)	15,647
Discontinued Operations, net of tax
Income from discontinued operations	—	38,719
Loss on disposal of discontinued operations	—	(1,050)
Income From Discontinued Operations	—	37,669
Net Income (Loss)	$(15,420)	$53,316

Diluted Earnings Per Average Common Share
Continuing operations	$(0.21)	$0.21
Discontinued operations	—	0.52
Net Income (Loss)	$(0.21)	$0.73
Basic Earnings Per Average Common Share
Continuing operations	$(0.21)	$0.21
Discontinued operations	—	0.52
Net Income (Loss)	$(0.21)	$0.73
Dividends Per Common Share	$0.02	$0.15
Diluted Average Common Shares Outstanding	72,830	73,045
Basic Average Common Shares Outstanding	72,830	72,629

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	Three months ended
	March 31,
(in thousands)	2015	2014
Net Income (Loss)	$(15,420)	$53,316
Other comprehensive income (loss):
Cash flow hedges:
Current period change in fair value of derivative commodity instruments, net of tax of $0 and $1, respectively	—	2
Reclassification adjustment for derivative commodity instruments, net of tax of $0 and ($1,541), respectively	—	(2,513)
Current period change in fair value of interest rate swap, net of tax of $0 and ($62), respectively	—	(115)
Reclassification adjustment for interest rate swap, net of tax of $0 and $157, respectively	—	289
Total cash flow hedges	—	(2,337)
Pension and postretirement plans:
Amortization of net benefit obligation at transition, net of tax of $0 and $3, respectively	—	6
Amortization of prior service cost, net of tax of $0 and $26, respectively	—	48
Amortization of net loss, including settlement charges, net of tax of $996 and $2,994, respectively	1,851	5,559
Total pension and postretirement plans	1,851	5,613
Comprehensive Income (Loss)	$(13,569)	$56,592

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three months ended March 31, (in thousands)	2015	2014
Operating Activities
Net income (loss)	$(15,420)	$53,316
Income from discontinued operations	—	(37,669)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	134,381	124,220
Asset impairment	6,583	1,246
Accretion of discount on asset retirement obligations	2,010	1,843
Deferred income taxes	(16,009)	10,958
Change in derivative fair value	30,987	39,555
Gain on sale of assets	(28,502)	(60)
Stock-based compensation expense	(61)	5,041
Exploration, including dry holes	24	31
Discontinued operations	—	111,678
Other, net	(10,968)	6,335
Net change in:
Accounts receivable	42,908	(32,463)
Inventories	(3,512)	247
Accounts payable	(11,814)	24,161
Accrued taxes/income tax receivable	13,633	1,273
Pension and other postretirement benefit contributions	(10,872)	(2,290)
Other current assets and liabilities	9,634	(10,471)
Net cash provided by operating activities	143,002	296,951
Investing Activities
Additions to oil and natural gas properties	(395,317)	(266,869)
Acquisitions, net of cash acquired	(30,767)	(6,537)
Proceeds from the sale of assets	392,802	7,313
Purchase of short-term investments	(649,000)	(84,000)
Sale of short-term investments	340,000	84,000
Discontinued operations	—	(14,731)
Other, net	—	(150)
Net cash used in investing activities	(342,282)	(280,974)
Financing Activities
Payment of dividends on common stock	(1,462)	(10,907)
Issuance of common stock	291	3,060
Reduction of long-term debt	—	(15,000)
Net change in credit facility	200,000	86,000
Tax benefit on stock compensation	129	686
Discontinued operations	—	(50,028)
Net cash provided by financing activities	198,958	13,811
Net increase (decrease) in cash and cash equivalents	(322)	29,788
Cash and cash equivalents at beginning of period	1,852	5,555
Cash and cash equivalents at end of period	$1,530	$35,343

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Energen Corporation (Energen or the Company) is an oil and natural gas exploration and production company engaged in the exploration, development and production of oil and natural gas liquids-rich properties and natural gas in the Permian Basin in west Texas and the San Juan Basin in New Mexico. Headquartered in Birmingham, Alabama, our operations are conducted through our subsidiary, Energen Resources Corporation (Energen Resources). The unaudited consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2014, 2013 and 2012, included in the 2014 Annual Report of Energen on Form 10-K.

Prior to September 2, 2014, Energen owned Alabama Gas Corporation (Alagasco), which was engaged in the purchase, distribution and sale of natural gas principally in central and north Alabama. On September 2, 2014, Energen completed the transaction to sell Alagasco to The Laclede Group, Inc. (Laclede) for $1.6 billion, less the assumption of $267 million in debt. The net pre-tax proceeds to Energen totaled approximately $1.32 billion, resulting in a pre-tax gain of $726.5 million. This sale had an effective date of August 31, 2014. Energen used cash proceeds from the sale to reduce long-term and short-term indebtedness. During the second quarter of 2014, Energen classified Alagasco as held for sale and reflected the associated operating results in discontinued operations. See Note 14, Discontinued Operations and Held For Sale Properties, for further information regarding the sale of Alagasco.

Our accompanying unaudited consolidated financial statements include Energen and its subsidiaries, principally Energen Resources, and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required for complete financial statements. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position, results of operations, and cash flows for the periods and as of the dates shown. Such adjustments consist of normal recurring items. In addition, and in connection with the sale of Alagasco, we have chosen to reformat our financial statements to reflect a presentation more closely aligned with our peers in the oil and natural gas industry. As part of the financial statement reformatting, certain reclassifications were made to conform prior periods’ financial statements to the current-quarter presentation. These reclassifications primarily included further detail under operating costs and expenses. We further reclassified all commodity hedges from oil and natural gas operating revenues to gain (loss) on derivative instruments, net, as follows:

	Three months ended
	March 31,
(in thousands)	2015	2014
Open non-cash mark-to-market losses on derivative instruments	$(59,651)	$(33,681)
Closed gains (losses) on derivative instruments	93,687	(19,710)
Gain (loss) on derivative instruments, net	$34,036	$(53,391)

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

Three months ended March 31, (in thousands)	2014
Alagasco net income	$43,028
Depreciation, depletion and amortization	(152)
General and administrative	940
Interest expense	(5,787)
Other income	(119)
Income tax expense	1,935
Alagasco income from discontinued operations	39,845
Energen loss from discontinued operations	(1,126)
Income from discontinued operations	$38,719

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

The following tables detail the offsetting of derivative assets and liabilities as well as the fair values of derivatives on the balance sheets:

(in thousands)	March 31, 2015
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments
Assets
Derivative instruments	$288,062	$(15,387)	$272,675	$—	$—	$272,675
Noncurrent derivative instruments	9	(9)	—	—	—	—
Total derivative assets	288,071	(15,396)	272,675	—	—	272,675
Liabilities
Derivative instruments	28,257	(15,387)	12,870	—	—	12,870
Noncurrent derivative instruments	982	(9)	973	—	—	973
Total derivative liabilities	29,239	(15,396)	13,843	—	—	13,843
Total derivatives	$258,832	$—	$258,832	$—	$—	$258,832

(in thousands)	December 31, 2014
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments
Assets
Derivative instruments	$339,977	$(17,640)	$322,337	$—	$—	$322,337
Noncurrent derivative instruments	—	—	—	—	—	—
Total derivative assets	339,977	(17,640)	322,337	—	—	322,337
Liabilities
Derivative instruments	18,628	(17,640)	988	—	—	988
Noncurrent derivative instruments	—	—	—	—	—	—
Total derivative liabilities	18,628	(17,640)	988	—	—	988
Total derivatives	$321,349	$—	$321,349	$—	$—	$321,349

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net gain position with ten of our active counterparties and in a net loss position with the remaining two at March 31, 2015. The largest counterparty net gain positions at March 31, 2015, J.P. Morgan Ventures Energy Corporation, Merrill Lynch Commodities, Inc., Canadian Imperial Bank of Commerce, Barclay Bank PLC, Bank of Montreal and Morgan Stanley Capital Group Inc., constituted approximately $52.6 million, $43.5 million, $33.3 million, $28.8 million, $28.7 million and $28.5 million, respectively, of Energen’s total gain on fair value of derivatives.

The following tables detail the effect of derivative commodity instruments in cash flow hedging relationships on the financial statements:

(in thousands)	Location on Statements of Income	Three months ended March 31, 2014
Net gain recognized in other comprehensive income on derivatives (effective portion), net of tax of $1	—	$2
Gain reclassified from accumulated other comprehensive income into income (effective portion)	Gain (loss) on derivative instruments, net	$4,054

The following tables detail the effect of open and closed derivative commodity instruments not designated as hedging instruments on the income statement:

(in thousands)	Location on Statements of Income	Three months ended March 31, 2015	Three months ended March 31, 2014
Gain (loss) recognized in income on derivatives	Gain (loss) on derivative instruments, net	$34,036	$(57,446)

As of March 31, 2015, Energen had entered into the following transactions for the remainder of 2015 and subsequent years:

Production Period	Total Hedged Volumes		Average Contract Price	Description
Oil
2015	6,210	MBbl	$89.30 Bbl	NYMEX Swaps
Oil Basis Differential
2015	1,620	MBbl	$(4.30) Bbl	WTS/WTI Basis Swaps
2016	720	MBbl	$(2.00) Bbl	WTS/WTI Basis Swaps
2015	5,670	MBbl	$(4.55) Bbl	WTI/WTI Basis Swaps
2016	2,520	MBbl	$(2.27) Bbl	WTI/WTI Basis Swaps
Natural Gas
2015	15.3	Bcf	$4.14 Mcf	Basin Specific Swaps - San Juan
2015	4.5	Bcf	$4.20 Mcf	Basin Specific Swaps - Permian
WTS - West Texas Sour/Midland, WTI - West Texas Intermediate/Cushing
WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing

As of March 31, 2015, the maximum term over which Energen has hedged exposures to the variability of cash flows is through December 31, 2016.

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

No transfers between fair value hierarchy levels occurred during the three months ended March 31, 2015.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Energen classifies the fair value of multiple derivative instruments executed under master netting arrangements as net derivative assets and liabilities. The following fair value hierarchy tables present information about Energen’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2015
(in thousands)	Level 2	Level 3	Total
Assets:
Derivative instruments	$256,419	$16,256	$272,675
Total assets	256,419	16,256	272,675
Liabilities:
Derivative instruments	—	(12,870)	(12,870)
Noncurrent derivative instruments	—	(973)	(973)
Total liabilities	—	(13,843)	(13,843)
Net derivative asset	$256,419	$2,413	$258,832

	December 31, 2014
(in thousands)	Level 2	Level 3	Total
Assets:
Derivative instruments	$294,865	$27,472	$322,337
Total assets	294,865	27,472	322,337
Liabilities:
Derivative instruments	2,048	(3,036)	(988)
Total liabilities	2,048	(3,036)	(988)
Net derivative asset	$296,913	$24,436	$321,349

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
At March 31, 2015, Energen had interest rate swap agreements with a notional value of $117 million. The interest rate swaps exchange a variable interest rate for a fixed interest rate of 1.0425 percent. The fair value of our interest rate swaps was a $0.7 million and a $0.8 million liability at March 31, 2015 and December 31, 2014, respectively, and are classified as Level 2 fair value liabilities. The fair value of our interest rate swaps are recognized on a gross basis in accounts payable and derivative instruments on the balance sheets.

Level 3 Fair Value Instruments: Energen prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its Level 3 instruments. We estimate that a 10 percent increase or decrease in commodity prices would result in an approximate $4 million change in the fair value of open Level 3 derivative contracts and to the results of operations.

The tables below set forth a summary of changes in the fair value of Energen’s Level 3 derivative commodity instruments as follows:

	Three months ended
	March 31,
(in thousands)	2015	2014
Balance at beginning of period	$24,436	$18,289
Realized gains (losses)	13,153	(3,019)
Unrealized losses relating to instruments held at the reporting date*	(22,023)	(16,835)
Settlements during period	(13,153)	2,943
Balance at end of period	$2,413	$1,378
*Includes $10.3 million and $13.2 million in mark-to-market losses for the three months ended March 31, 2015 and 2014, respectively.

The table below sets forth quantitative information about Energen’s Level 3 fair value measurements of derivative commodity instruments as follows:

(in thousands, except price data)	Fair Value as of March 31, 2015	Valuation Technique*	Unobservable Input*	Range
Oil Basis - WTS/WTI
2015	$(6,401)	Discounted Cash Flow	Forward Basis	($0.33 - $0.39) Bbl
2016	$(410)	Discounted Cash Flow	Forward Basis	($1.40) Bbl
Oil Basis - WTI/WTI
2015	$(21,257)	Discounted Cash Flow	Forward Basis	($0.71 - $0.91) Bbl
2016	$(1,162)	Discounted Cash Flow	Forward Basis	($1.75 - $1.95) Bbl
Natural Gas Basis - San Juan
2015	$24,223	Discounted Cash Flow	Forward Basis	($0.23 - $0.25) Mcf
Natural Gas Basis - Permian
2015	$7,420	Discounted Cash Flow	Forward Basis	($0.24) Mcf
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

Asset retirement obligations: Energen’s asset retirement obligations (ARO) primarily relate to the future plugging, abandonment and reclamation of wells and facilities. We recognize a liability for the fair value of the ARO in the periods incurred. See Note 10, Asset Retirement Obligations, for further discussion related to these ARO’s. These assumptions are classified as Level 3 fair value.

Asset Impairments: Energen monitors our oil and natural gas properties as well as the market and business environments in which we operate and make assessments about events that could result in potential impairment issues. Such potential events may include, but are not limited to, commodity price declines, unanticipated increased operating costs, and lower than expected field production performance. If a material event occurs, Energen makes an estimate of undiscounted future cash flows to determine whether the asset is impaired. If the asset is impaired, we will record an impairment loss for the difference between the net book value of the properties and the fair value of the properties. The fair value of the properties typically is estimated using discounted cash flows. Cash flow and fair value estimates require Energen to make projections and assumptions for pricing, demand, competition, operating costs, legal and regulatory issues, discount rates and other factors for many years into the future.

These assumptions are classified as Level 3 fair value. See Note 12, Asset Impairment, for impairments recognized by Energen during the three months ended March 31, 2015 and 2014.

Financial Instruments not Carried at Fair Value
The stated value of cash and cash equivalents, short-term investments, accounts receivable (net of allowance), and short-term debt approximates fair value due to the short maturity of the instruments. Short-term investments purchased and sold during the first quarter of 2015 are not considered readily convertible into cash and accordingly are not classified in cash and cash equivalents. The fair value of Energen’s long-term debt, including the current portion, was approximately $1,211.5 million and $993.7 million and had a carrying value of $1,239.0 million and $1,039.0 million at March 31, 2015 and December 31, 2014, respectively. The fair values are based on market prices of similar debt issues having the same remaining maturities, redemption terms and credit rating. Short-term debt is classified as Level 1 fair value and long-term debt is classified as Level 2 fair value.

4. LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt consisted of the following:

(in thousands)	March 31, 2015	December 31, 2014
Credit facility	$685,000	$485,000
7.40% Medium-term Notes, Series A, due July 24, 2017	2,000	2,000
7.36% Medium-term Notes, Series A, due July 24, 2017	15,000	15,000
7.23% Medium-term Notes, Series A, due July 28, 2017	2,000	2,000
7.32% Medium-term Notes, Series A, due July 28, 2022	20,000	20,000
7.60% Medium-term Notes, Series A, due July 26, 2027	5,000	5,000
7.35% Medium-term Notes, Series A, due July 28, 2027	10,000	10,000
7.125% Medium-term Notes, Series B, due February 15, 2028	100,000	100,000
4.625% Notes, due September 1, 2021	400,000	400,000
	1,239,000	1,039,000
Less unamortized debt discount	431	437
Total Energen	$1,238,569	$1,038,563

The aggregate maturities of Energen’s long-term debt outstanding at March 31, 2015 are as follows:

(in thousands)
Remaining 2015	2016	2017	2018	2019	2020 and thereafter
$—	$—	$19,000	$—	$685,000	$535,000

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

Credit Facility: On September 2, 2014, Energen entered into a five-year syndicated secured credit facility with domestic and foreign lenders. Originally, the credit facility had an initial borrowing base of $2.1 billion and aggregate commitments of $1.5 billion. On November 17, 2014, the credit facility was amended to provide for $2.0 billion in aggregate commitments. On April 16, 2015, the borrowing base and aggregate commitments were reduced to $1.6 billion in association with the semi-annual redetermination required under the agreement. Energen’s obligations under the $1.6 billion syndicated credit facility are unconditionally guaranteed by Energen Resources. Subject to release of collateral in certain periods upon the achievement of certain investment grade ratings from designated ratings agencies, the credit facility is collateralized by certain assets of Energen, including a pledge of equity interests in subsidiaries of Energen other than Energen Resources, and by mortgages on substantially all of Energen Resources’ oil and natural gas properties. The current credit facility qualifies for classification as long-term debt on the consolidated balance sheets. The financial covenants of the credit facility require Energen to maintain a ratio of total debt to consolidated income before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and other non-cash income and expenses (EBITDAX) less than or equal to 4.0 to 1.0; to maintain a ratio of consolidated current assets (adjusted to include amounts available for borrowings and exclude non-cash derivative instruments) to consolidated current liabilities (adjusted to exclude maturities under the credit facility and non-cash derivative instruments) greater than or equal to 1.0 to 1.0; and, during certain periods, to maintain a ratio of the net present value of proved reserves of our oil and natural gas properties to consolidated total debt greater than or equal to 1.50 to 1.0. We are also bound by covenants which limit our ability to incur additional indebtedness, make certain distributions or alter our corporate structure. Energen may not pay dividends during an event of default, if the payment would result in an event of default or if availability is less than 10 percent of the loan limit under the credit facility. Our credit facility also limits our ability to enter into commodity hedges based on projected production volumes. In addition, the terms of our credit facility limit the amount we can borrow to a borrowing base amount which is determined by our lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria including commodity price outlook. The borrowing base amount is subject to redetermination semi-annually and for event-driven unscheduled redeterminations. Our next scheduled redetermination is October 1, 2015.

Under the credit facility, a cross default provision provides that any debt default of more than $75 million by Energen or Energen Resources will constitute an event of default by Energen.

Upon an uncured event of default under the credit facility, all amounts owing under the credit facility, if any, depending on the nature of the event of default will automatically, or may upon notice by the administrative agent or the requisite lenders thereunder, become immediately due and payable and the lenders may terminate their commitments under the defaulted facility. Energen was in compliance with the terms of its credit facility as of March 31, 2015.

The following is a summary of information relating to Energen’s credit facilities:

(in thousands)	April 16, 2015	December 31, 2014
Credit facility outstanding	$685,000	$485,000
Available for borrowings*	915,000	1,515,000
Total borrowing commitments*	$1,600,000	$2,000,000
*Available for borrowings reflect the decrease in borrowing commitments to $1.6 billion effective April 16, 2015. Borrowing commitments available at March 31, 2015 were $2.0 billion.

(in thousands)	March 31, 2015	December 31, 2014
Maximum amount outstanding at any month-end	$685,000	$750,000
Average daily amount outstanding	$569,589	$482,166
Weighted average interest rates based on:
Average daily amount outstanding	1.60%	1.46%
Amount outstanding at period-end	1.68%	1.67%

Energen’s interest expense was $11.8 million and $7.9 million for the three months ended March 31, 2015 and 2014, respectively. Energen’s total interest expense for the three months ended March 31, 2015 included capitalized interest expense of $32,000. Energen had no capitalized interest for the three months ended March 31, 2014. At March 31, 2015, Energen paid commitment fees on the unused portion of the available credit facilities at a current annual rate of 30 basis points. See Note 1, Organization and Basis of Presentation, for further information regarding interest on debt required to be extinguished, associated with the sale of Alagasco, which was classified to discontinued operations.

5. RECONCILIATION OF EARNINGS PER SHARE (EPS)

	Three months ended			Three months ended
(in thousands, except per share amounts)	March 31, 2015			March 31, 2014
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic EPS	$(15,420)	72,830	$(0.21)	$53,316	72,629	$0.73
Effect of dilutive securities
Stock options		—			296
Non-vested restricted stock		—			44
Performance share awards		—			76
Diluted EPS	$(15,420)	72,830	$(0.21)	$53,316	73,045	$0.73

In periods of loss, shares that otherwise would have been included in diluted average common shares outstanding are excluded. The Company had 284,150 of excluded shares for the three months ended March 31, 2015.

Energen had the following shares that were excluded from the computation of diluted EPS, as inclusion would be anti-dilutive:

	Three months ended March 31,
(in thousands)	2015	2014
Stock options	—	112
Performance share awards	—	68

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

Restricted Stock: Additionally, the Stock Incentive Plan provides for the grant of restricted stock and restricted stock units. In February 2015, Energen awarded 99,814 restricted stock units with a grant-date fair value of $65.15. These awards have a three year vesting period and were valued based on the quoted market price of Energen’s common stock at the date of grant.

Performance Share Awards: The Stock Incentive Plan also provides for the grant of performance share awards to eligible employees based on predetermined Company performance criteria at the end of an award period. The Stock Incentive Plan provides that payment of earned performance share awards be made in the form of Energen common stock. Performance share awards are valued using the Monte Carlo model which uses historical volatility and other variables to estimate the probability of satisfying the market condition of the award. Energen granted 120,372 performance share awards during the first quarter of 2015 with a three year vesting period and a grant-date fair value of $83.94.

Stock Appreciation Rights Plan
The Stock Appreciation Rights Plan provides for the payment of cash incentives measured by the long-term appreciation of Energen common stock. These awards are liability awards which settle in cash and are remeasured each reporting period until settlement and have a three year vesting period.

Petrotech Incentive Plan
The Petrotech Incentive Plan provides for the grant of stock equivalent units. These awards are liability awards which settle in cash and are remeasured each reporting period until settlement. During the first quarter of 2015, Energen awarded 59,288 Petrotech units with a fair value of $65.78 as of March 31, 2015, none of which included a market condition. Energen awarded 64,305 Petrotech units which included a market condition and had a fair value of $91.65 as of March 31, 2015. These awards have a three year vesting period. Also awarded were 1,472 Petrotech units with a sixteen month vesting period and a fair value of $65.92 as of March 31,

2015, and 265 Petrotech units with a twenty-four month vesting period and a fair value of $65.86 as of March 31, 2015, none of which included a market condition.

Stock Repurchase Program
During the three months ended March 31, 2015 and 2014, respectively, Energen had non-cash purchases of approximately $4.4 million and $0.3 million, respectively, of Energen common stock in conjunction with tax withholdings on our non-qualified deferred compensation plan and other stock compensation. Energen utilized internally generated cash flows in payment of the related tax withholdings.

7. EMPLOYEE BENEFIT PLANS

In October 2014, Energen’s Board of Directors elected to freeze and terminate its qualified defined benefit pension plan. A plan amendment adopted in October 2014 closed the plan to new entrants, effective November 1, 2014, and froze benefit accruals after December 31, 2014. Energen terminated the plan on January 31, 2015. We anticipate distributing benefits under the plan in late 2015 or early 2016 pending receipt of a determination letter from the Internal Revenue Service and completion of certain administrative actions.

Energen’s non-qualified supplemental retirement plans were terminated effective December 31, 2014. Distributions under the plans are subject to certain payment restrictions under the Internal Revenue Code and Treasury regulations and payments to plan participants were made in the first quarter of 2015 with the remainder to be made in the first quarter of 2016. In connection with the termination of these plans, the Company has also reclassified approximately $3.4 million as of March 31, 2015 of its investment in a Rabbi Trust from other long term assets to prepayments and other assets in the accompanying balance sheets to reflect its intent to utilize these assets to partially fund the estimated payments in the first quarter of 2016.

In October 2014, Energen’s Board of Directors amended and restated the Employee Savings Plan to make certain benefit design changes effective January 1, 2015. The benefit design changes include an increase in the percentage of Energen match and other contributions.

Effective April 30, 2014, Energen separated its defined benefit non-contributory pension plan and its postretirement healthcare and life insurance benefit plan into an Energen and an Alagasco plan reflecting the separation of assets and obligations in accordance with ERISA provisions. Energen remeasured the plans using current assumptions.

The components of net periodic benefit cost from continuing operations for Energen’s defined benefit non-contributory pension plan and certain nonqualified supplemental pension plans were as follows:

	Three months ended March 31,
(in thousands)	2015	2014
Components of net periodic benefit cost:
Service cost	$—	$1,635
Interest cost	204	1,413
Expected long-term return on assets	—	(1,460)
Actuarial loss	184	1,412
Prior service cost amortization	—	57
Settlement charge	2,662	3,558
Net periodic expense	$3,050	$6,615

During 2015, Energen anticipates an additional contribution of $13.7 million in order to complete the distribution of plan assets related to the plan terminations. The Company made benefit payments, which were funded by the Rabbi Trust, of approximately$10.9 million during the first quarter of 2015 with respect to the termination of the non-qualified supplemental retirement plans and expects to make additional benefit payments of $0.1 million through the remainder of 2015. In the first quarter of 2015, Energen incurred settlement charges of $0.2 million for the payment of lump sums from the qualified defined benefit pension plans. Also in the first quarter of 2015, Energen incurred a settlement charge of $2.5 million for the payment of lump sums from the non-qualified supplemental retirement plans. In the first quarter of 2014, Energen incurred settlement charges of $6.9 million for the payment of lump sums from the qualified defined benefit pension plans of which $3.7 million is included in discontinued operations. Also in the first quarter of 2014, Energen incurred a settlement charge of $0.4 million for the payment of lump sums from the non-qualified supplemental retirement plans.

The components of net periodic postretirement benefit expense from continuing operations for Energen’s postretirement benefit plan were as follows:

	Three months ended March 31,
(in thousands)	2015	2014
Components of net periodic benefit cost:
Service cost	$98	$60
Interest cost	117	226
Expected long-term return on assets	(114)	(387)
Actuarial gain	—	(212)
Transition amortization	—	15
Net periodic (income) expense	$101	$(298)

There are no required contributions to the postretirement benefit plan during 2015.

8. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Under various agreements for third-party gathering, treatment, transportation or other services, Energen is committed to deliver minimum production volumes or to pay certain costs in the event the minimum quantities are not delivered. These delivery commitments are approximately 5.5 million barrels of oil equivalent (MMBOE) through August 2017.

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

Energen Resources appealed the Order in 2011 and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order that is now under appeal. In the Revised Order, ONRR has ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. Energen estimates that application of the Revised Order to all of the Company’s federal leases would result in ONRR claims up to approximately $24 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen continues to vigorously contest the Revised Order and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of March 31, 2015.

9. EXPLORATORY COSTS

Energen capitalizes exploratory drilling costs until a determination is made that the well or project has either found proved reserves or is impaired. After an exploratory well has been drilled and found oil and natural gas reserves, a determination may be pending as to whether the oil and natural gas quantities can be classified as proved. In those circumstances, Energen continues to capitalize the drilling costs pending the determination of proved status if (i) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (ii) Energen is making sufficient progress assessing the reserves and the economic and operating viability of the project. Capitalized exploratory drilling costs are presented in proved properties in the balance sheets. If the exploratory well is determined to be a dry hole, the costs are charged to exploration expense. Other exploration costs, including geological and geophysical costs, are expensed as incurred.

The following table sets forth capitalized exploratory well costs and includes additions pending determination of proved reserves, reclassifications to proved reserves and costs charged to expense:

	Three months ended March 31,
(in thousands)	2015	2014
Capitalized exploratory well costs at beginning of period	$119,439	$57,600
Additions pending determination of proved reserves	230,061	164,842
Reclassifications due to determination of proved reserves	(234,291)	(112,474)
Capitalized exploratory well costs at end of period	$115,209	$109,968

The following table sets forth capitalized exploratory well costs:

(in thousands)	March 31, 2015	December 31, 2014
Exploratory wells in progress (drilling rig not released)	$13,063	$18,781
Capitalized exploratory well costs capitalized for a period of one year or less	102,146	100,658
Total capitalized exploratory well costs	$115,209	$119,439

No wells were capitalized for a period greater than one year as of March 31, 2015 or December 31, 2014. At March 31, 2015, Energen had 41 gross exploratory wells either drilling or waiting on results from completion and testing. These wells are located primarily in the Permian Basin.

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

The following table reflects the components of the change in Energen’s ARO balance:

(in thousands)
Balance as of December 31, 2014	$94,060
Liabilities incurred	455
Liabilities settled	(262)
Accretion expense	2,010
Reclassification associated with held for sale properties*	1,052
Balance as of March 31, 2015	$97,315
*Adjustment to the reclassification of the asset retirement obligation associated with certain San Juan Basin properties included as liabilities related to assets held for sale at December 31, 2014

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides changes in the components of accumulated other comprehensive income (loss), net of the related income tax effects.

(in thousands)	Pension and Postretirement Plans
Balance as of December 31, 2014	$(22,870)
Amounts reclassified from accumulated other comprehensive income (loss)	1,851
Balance as of March 31, 2015	$(21,019)

The following table provides details of the reclassifications out of accumulated other comprehensive income (loss).

	Three months ended
	March 31,
	2015	2014
(in thousands)	Amounts Reclassified		Line Item Where Presented
Gains (losses) on cash flow hedges:
Commodity contracts	$—	$4,054	Gain (loss) on derivative instruments, net
Interest rate swap	—	(446)	Interest expense
Total cash flow hedges	—	3,608
Income tax expense	—	(1,384)
Net of tax	—	2,224
Pension and postretirement plans:
Transition obligation	—	(10)	General and administrative
Prior service cost	—	(74)	General and administrative
Actuarial losses	(2,847)	(8,552)	General and administrative
Total pension and postretirement plans	(2,847)	(8,636)
Income tax expense	996	3,023
Net of tax	(1,851)	(5,613)
Total reclassifications for the period	$(1,851)	$(3,389)

12. ASSET IMPAIRMENT

Impairments recognized by Energen during the three months ended March 31, 2015 and 2014 are presented below:

	Three months ended March 31,
(in thousands)	2015	2014
Continuing operations:
Permian Basin oil properties	$4,330	$—
Permian Basin unproved leasehold properties	2,005	1,247
San Juan Basin unproved leasehold properties	248	(1)
Total asset impairments from continuing operations	6,583	1,246
Discontinued operations:
North Louisiana/East Texas oil and natural gas properties	—	1,667
Total asset impairments from discontinued operations	—	1,667
Total asset impairments	$6,583	$2,913

During the first quarter of 2015, Energen recognized a non-cash impairment writedown on certain properties in the Permian Basin of $4.3 million pre-tax to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows. This non-cash impairment writedown is reflected in asset impairment on the consolidated income statement.

Energen recognized unproved leasehold writedowns primarily on Permian properties in the Central Basin Platform of $2.3 million pre-tax during the first quarter of 2015. These non-cash writedowns are reflected in asset impairment on the consolidated income statement.

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

13. ACQUISITION AND DISPOSITION OF PROPERTIES

On March 31, 2015, Energen completed the sale of the majority of its natural gas assets in the San Juan Basin in New Mexico and Colorado (effective as of January 1, 2015) to Southland Royalty Company, LLC for an aggregate purchase price of $395 million. The sales proceeds were reduced by purchase price adjustments of approximately $11 million related to the operations of the San Juan Basin properties subsequent to December 31, 2014 and one-time adjustments related primarily to liabilities assumed by the buyer, which resulted in pre-tax proceeds to Energen of approximately $384 million before consideration of transaction costs of approximately $2.8 million. Energen recognized a pre-tax gain of $28.1 million on the sale. The purchase price is subject to further purchase price adjustments following closing. Energen used proceeds from the sale to reduce long-term indebtedness. At December 31, 2014, proved reserves associated with these San Juan Basin properties totaled 69,038 MBOE.

Summarized below are the consolidated results of operations for the three months ended March 31, 2015 and 2014, on an unaudited pro forma basis which gives effect to the sale as if it had occurred at the beginning of each period presented. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above nor are they indicative of results of the future operations of the enterprises.

	Three months ended
	March 31,
(in thousands, except per share data)	2015	2014
Total revenues	$198,213	$243,090
Income (loss) from continuing operations	$(33,495)	$1,849
Net income (loss)	$(33,495)	$39,518
Diluted earnings per average common share from continuing operations	$(0.46)	$0.03
Diluted earnings per average common share	$(0.46)	$0.54
Basic earnings per average common share from continuing operations	$(0.46)	$0.03
Basic earnings per average common share	$(0.46)	$0.54

Energen completed an estimated total of $30.7 million in various purchases of unproved leasehold during the three months ended March 31, 2015. During 2014, Energen completed a total of approximately $68.5 million in various purchases of unproved leasehold properties, including the October 2014, purchase of approximately 15,000 net acres of unproved leasehold in the Mancos formation oil play in the San Juan Basin for $22.8 million.

14. DISCONTINUED OPERATIONS AND HELD FOR SALE PROPERTIES

On September 2, 2014, Energen completed the transaction to sell Alagasco to Laclede for $1.6 billion, less the assumption of $267 million in debt. The net pre-tax proceeds to Energen totaled approximately $1.32 billion, resulting in a pre-tax gain of $726.5 million. This sale has an effective date of August 31, 2014. Energen used cash proceeds from the sale to reduce long-term and short-term indebtedness. During the second quarter of 2014, Energen classified Alagasco as held for sale with prior period comparable and reflected the associated operating results in discontinued operations. Energen’s results of operations and cash flows for the three months ended March 31, 2014 and our financial position as of December 31, 2014 presented in our unaudited consolidated financial statements and these notes reflect Alagasco as discontinued operations.

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

As discussed in Note 13, Acquisition and Disposition of Properties, the following table details held for sale properties by major classes of assets and liabilities:

(in thousands)	December 31, 2014
San Juan Basin*
Oil and natural gas properties	$1,166,124
Less accumulated depreciation, depletion and amortization	(770,327)
Total assets held for sale	395,797
Other long-term liabilities	(24,230)
Total liabilities held for sale	(24,230)
Total net assets held for sale	$371,567

*The San Juan Basin natural gas assets which were held for sale as of December 31, 2014, did not qualify for discontinued operations as we have ongoing operations in the San Juan Basin.

We recognized interest on debt required to be extinguished in connection with the sale of Alagasco as discontinued operations. See Note 1, Organization and Basis of Presentation, for further information regarding adjustments associated with the sale of Alagasco.

(in thousands, except per share data)	Three months ended March 31, 2014
Natural gas distribution revenues	$263,900
Oil and natural gas revenues	4,812
Total revenues	$268,712
Pretax income from discontinued operations	$62,316
Income tax expense	23,597
Income From Discontinued Operations	$38,719
Loss on disposal of discontinued operations	$(1,667)
Income tax benefit	(617)
Loss on Disposal of Discontinued Operations	$(1,050)
Total Income From Discontinued Operations	$37,669
Diluted Earnings Per Average Common Share
Income from discontinued operations	$0.53
Loss on disposal of discontinued operations	(0.01)
Total Income From Discontinued Operations	$0.52
Basic Earnings Per Average Common Share
Income from discontinued operations	$0.53
Loss on disposal of discontinued operations	(0.01)
Total Income From Discontinued Operations	$0.52

15. RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment is effective for fiscal years beginning on or after December 15, 2015, and interim periods within those fiscal years. Energen does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In April 2014, the Financial Accounting Standards Board issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update defines a discontinued operation as a disposal of a component or a group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendment was effective for annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. The adoption of this ASU did not have a material impact on the consolidated financial statements of Energen.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF BUSINESS

Energen Corporation (Energen or the Company) is an oil and natural gas exploration and production company engaged in the exploration, development and production of oil and natural gas liquids-rich properties and natural gas in the Permian Basin in west Texas and in the San Juan Basin in New Mexico. Our operations are conducted through our subsidiary, Energen Resources Corporation (Energen Resources).

Energen is focused on increasing its oil and natural gas liquids production and proved reserves largely through development well drilling, exploration, and acquisitions of proved and unproved properties in and around our existing assets. All oil, natural gas liquids and natural gas production is sold to third parties. Energen operates properties for its own interest and that of its joint interest owners. This role includes overall project management and day-to-day decision-making relative to project operations.

FINANCIAL AND OPERATING PERFORMANCE

Overview of First Quarter 2015 Results and Activities
During the first quarter of 2015 as compared to the same period in the prior year, we:

•	completed the sale of the majority of our natural gas assets in the San Juan Basin in New Mexico and Colorado for an aggregate purchase price of $395 million on March 31, 2015;

•	expanded development and exploratory activities in the Permian Basin increased production by 497 MBOE and

•	experienced a significant decline in commodity prices.

Quarter ended March 31, 2015 vs quarter ended March 31, 2014
Energen had a net loss of $15.4 million ($0.21 per diluted share) for the three months ended March 31, 2015 as compared with net income of $53.3 million ($0.73 per diluted share) for the same period in the prior year. In the first quarter of 2015, our loss from continuing operations totaled $15.4 million ($0.21 per diluted share) as compared with income from continuing operations of $15.6 million ($0.21 per diluted share) in the same period a year ago. Energen had no discontinued operations in the current quarter. Income from discontinued operations was $37.7 million ($0.52 per diluted share) from the prior-year first quarter largely due to the sale of Alagasco. This decrease in income from continuing operations was primarily the result of:

•	lower realized oil, natural gas liquids and natural gas commodity prices (approximately $134.9 million after-tax);

•
year-over-year after-tax $16.8 million loss on open derivatives (resulting from an after-tax $38.4 million non-cash loss on open derivatives for the first quarter of 2015 and an after-tax $21.5 million non-cash loss on open derivatives for the first quarter of 2014);

•	higher depreciation, depletion and amortization (DD&A) expense (approximately $6.8 million after-tax);

•	decreased natural gas liquids and natural gas production volumes (approximately $3.6 million after-tax);

•	a non-cash impairment on certain oil properties in the Permian Basin (approximately $2.8 million after-tax) and

•	higher interest expense (approximately $2.6 million after-tax)

partially offset by:

•	gain on closed derivatives (approximately $75.6 million after-tax);

•	higher oil production volumes (approximately $29.8 million after-tax);

•	gain on sale of the majority of our natural gas assets in the San Juan Basin (approximately $18 million after tax);

•	lower exploration expense (approximately $7.2 million after-tax) and

•	lower production and ad valorem taxes (approximately $5.5 million after-tax).

2015 Outlook
2015 Capital Estimate: Energen plans to continue investing significant capital in oil and natural gas production operations. In the 2015 year-to-date, Energen has incurred approximately $375 million on its oil and natural gas capital program and expects the total for 2015 to approximate $1 billion, primarily all of which is for existing properties and exploration. Capital expenditures by area and targeted formation during 2015 are planned as follows:

(in thousands)	2015
Permian
Midland Basin
Wolfcamp	$505,000
Spraberry	102,000
Wolfberry	22,000
SWD/Facilities	56,000
Non-operated/Other	10,000
Delaware Basin
Bone Spring	18,000
Wolfcamp	74,000
Wolfbone	19,000
SWD/Facilities	44,000
Non-operated/Other	5,000
Other Permian	10,000
San Juan Basin/Other	64,000
Net Carry-in/Carry Out	21,000
Acquisitions/Lease Extensions/Unproved Leasehold	45,000
Miscellaneous	5,000
Total	$1,000,000

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

To finance capital spending, Energen expects to use internally generated cash flow supplemented by our existing credit facility. We also will use the $384 million ($395 million aggregate purchase price before purchase price adjustments) of pre-tax proceeds from the sale of certain San Juan Basin properties. Energen also may issue long-term debt and equity periodically to replace short-term obligations, enhance liquidity and provide for permanent financing. Access to capital is an integral part of Energen’s business plan. While we expect to have ongoing access to our credit facility and long-term capital markets, continued access could be adversely affected by current and future economic and business conditions and possible credit rating downgrades.

Results of Operations
The following table summarizes information regarding our production and operating data from continuing operations.

	Three months ended
	March 31,
(in thousands, except sales price and per unit data)	2015	2014
Operating and production data from continuing operations
Oil, natural gas liquids and natural gas sales
Oil	$142,028	$253,759
Natural gas liquids	10,834	28,203
Natural gas	34,960	68,860
Total	$187,822	$350,822
Open non-cash mark-to-market gains (losses) on derivative instruments
Oil	$(51,769)	$(21,464)
Natural gas liquids	—	287
Natural gas	(7,882)	(12,504)
Total	$(59,651)	$(33,681)
Closed gains (losses) on derivative instruments
Oil	$77,483	$(14,802)
Natural gas liquids	—	196
Natural gas	16,204	(5,104)
Total	$93,687	$(19,710)
Total revenues	$221,858	$297,431
Production volumes
Oil (MBbl)	3,235	2,751
Natural gas liquids (MMgal)	36.2	37.9
Natural gas (MMcf)	13,278	14,124
Total production volumes (MBOE)	6,309	6,008
Average daily production volumes
Oil (MBbl/d)	35.9	30.6
Natural gas liquids (MMgal/d)	0.4	0.4
Natural gas (MMcf/d)	147.5	156.9
Total average daily production volumes (MBOE/d)	70.1	66.8
Average realized prices excluding effects of open non-cash mark-to-market derivative instruments
Oil (per barrel)	$67.86	$86.86
Natural gas liquids (per gallon)	$0.30	$0.75
Natural gas (per Mcf)	$3.85	$4.51
Average realized prices excluding effects of all derivatives instruments
Oil (per barrel)	$43.90	$92.24
Natural gas liquids (per gallon)	$0.30	$0.74
Natural gas (per Mcf)	$2.63	$4.88
Costs per BOE
Oil, natural gas liquids and natural gas production expenses	$10.74	$11.23
Production and ad valorem taxes	$3.02	$4.55
Depreciation, depletion and amortization	$21.30	$20.68
Exploration expense	$0.12	$1.93
General and administrative	$5.08	$5.36
Net capital expenditures	$375,827	$271,696

Revenues: Our revenues fluctuate primarily as a result of realized commodity prices, production volumes and the value of our derivative contracts.
Our revenues are predominantly derived from the sale of oil, natural gas liquids and natural gas. In the first quarter of 2015, commodity sales decreased $163 million or 46.5 percent from the same period of 2014. Particular factors impacting commodity sales include the following:

•
Oil volumes in the first quarter increased 17.6 percent to 3,235 thousand barrels (MBbl) as new drilling in the horizontal Wolfcamp in the Midland and Delaware basins more than offset declines in the Wolfberry in the Midland Basin, 3rd Bone Spring in the Delaware Basin and the Central Basin Platform.

•	Average realized oil prices fell 52.4 percent to $43.90 per barrel during the three months ended March 31, 2015.

•	Natural gas liquids production for the current quarter declined 4.5 percent to 36.2 million gallons (MMgal) largely due to lower natural gas volumes.

•	Average realized natural gas liquids prices decreased 59.5 percent to an average price of $0.30 per gallon during the first quarter of 2015.

•
Natural gas production decreased 6 percent to 13.3 billion cubic feet (Bcf) in the first quarter due to normal declines in the San Juan Basin and pipeline curtailments in the Permian Basin partially offset by accelerated completions and new well performance in the Permian Basin.

•	Average realized natural gas prices declined 46.1 percent to $2.63 per thousand cubic feet (Mcf) during the three months ended March 31, 2015.

Realized prices exclude the effects of derivative instruments.

Gains on derivative instruments were $34.0 million in the first quarter of 2015 compared to losses of $53.4 million in the same period of 2014. Our earnings are significantly affected by the changes of our derivative instruments. Increases or decreases in the expected commodity price outlook generally result in the opposite effect on the fair value of our derivatives. However, these gains and losses are generally expected to be offset by the unhedged price on the related commodities.
Oil, natural gas liquids and natural gas production expense: The following table provides the components of our oil, natural gas liquids and natural gas production expenses:

	Three months ended
	March 31,
(in thousands, except per unit data)	2015	2014
Lease operating expenses	$39,441	$33,728
Workover and repair costs	19,251	22,942
Marketing and transportation	9,062	10,774
Total oil, natural gas liquids and natural gas production expense	$67,754	$67,444
Oil, natural gas liquids and natural gas production expense per BOE	$10.74	$11.23

Energen had oil, natural gas liquids and natural gas production expense of $67.8 million during the three months ended March 31, 2015, respectively, as compared to $67.4 million during the same period in 2014. Lease operating expense generally reflects year-over-year increases in the number of active wells resulting from Energen’s ongoing development and exploratory activities. Lease operating expense increased $5.7 million for the quarter largely due to higher water disposal costs (approximately $2.4 million), higher labor costs (approximately $1.3 million), increased non-operated costs (approximately $1.1 million), increased gathering costs (approximately $0.8 million) and additional producing overhead costs (approximately $0.7 million) partially offset by lower other operations and maintenance expense (approximately $1.2 million). On a per unit basis, the average lease operating expense for the current quarter was $6.24 per barrel of oil equivalent (BOE) as compared to $5.61 per BOE in the same period a year ago.

Workover and repair costs decreased approximately $3.7 million in the three months ended March 31, 2015 primarily due to lower incidence of offset well stimulation interference and fewer downhole failures.

In the three months ended March 31, 2015, marketing and transportation costs decreased $1.7 million primarily due to lower gas volumes.

Production and ad valorem taxes: Production and ad valorem taxes were $19.1 million ($3.02 per BOE) during the three months ended March 31, 2015 as compared to $27.3 million ($4.55 per BOE) during the same period in 2014. In the current quarter, production-related taxes were $7.4 million lower as decreased commodity market prices contributed approximately $8.2 million. The lower commodity prices were partially offset by $0.8 million due to higher net production volumes. Commodity market prices exclude the effects of derivative instruments for purposes of determining production taxes. Increased ad valorem taxes in the quarter were primarily driven by the increase in the number of active wells.

Depreciation, depletion and amortization: Energen’s DD&A expense for the quarter rose $10.2 million. The average depletion rate for the current quarter was $21.30 per BOE as compared to $20.68 per BOE in the same period a year ago. The increase in the current quarter per unit depletion rate which contributed approximately $3.4 million to the increase in DD&A expense, was largely due to higher rates resulting from an increase in development costs. Higher production volumes contributed approximately $6.2 million to the increase in DD&A expense for the quarter.

Asset impairment: During the first quarter of 2015, Energen recognized a non-cash impairment writedown on certain properties in the Permian Basin of $4.3 million pre-tax to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows. This non-cash impairment writedown is reflected in asset impairment on the consolidated income statement.

Energen recognized unproved leasehold writedowns primarily on Permian properties in the Central Basin Platform of $2.3 million pre-tax during the first quarter of 2015. These non-cash writedowns are reflected in asset impairment on the consolidated income statement.

Exploration: The following table provides details of our exploration expense:

	Three months ended
	March 31,
(in thousands, except per unit data)	2015	2014
Geological and geophysical	$478	$2,106
Dry hole costs	58	31
Delay rentals and other	227	9,431
Total exploration expense	$763	$11,568
Total exploration expense per BOE	$0.12	$1.93

Exploration expense decreased $10.8 million in the first quarter of 2015 primarily due to lower delay rentals and decreased seismic costs.

General and administrative: The following table provides details of our general and administrative (G&A) expense:

	Three months ended
	March 31,
(in thousands, except per unit data)	2015	2014
General and administrative	$7,187	$5,536
Benefit and performance-based compensation costs	12,650	15,354
Labor costs	12,218	11,283
Total general and administrative expense	$32,055	$32,173
Total general and administrative expense per BOE	$5.08	$5.36

Total G&A expense decreased $0.1 million for the three months ended March 31, 2015 largely due to decreased costs from Energen’s benefit and performance-based compensation plans partially offset by higher legal expenses and increased labor costs.

(Gain) loss on sale of assets and other: On March 31, 2015, Energen completed the sale of the majority of our natural gas assets in the San Juan Basin in New Mexico and Colorado (effective as of January 1, 2015) to Southland Royalty Company, LLC for an aggregate purchase price of $395 million. The sales proceeds were reduced by purchase price adjustments of approximately $11 million related to the operations of the San Juan Basin properties subsequent to December 31, 2014 and one-time adjustments related primarily to liabilities assumed by the buyer, which resulted in pre-tax proceeds to Energen of approximately $384 million before consideration of transaction costs of approximately $2.8 million. Energen recognized a pre-tax gain of $28.1 million on the sale. The purchase price is subject to further purchase price adjustments following closing. Energen used proceeds from the sale to reduce long-term indebtedness. At December 31, 2014, proved reserves associated with these San Juan Basin properties totaled 69,038 MBOE.

Interest expense: Interest expense increased $3.9 million in the first quarter of 2015. This increase was largely due to the interest expense from first quarter 2014 associated with the $600 million Senior Term Loans issued in December 2013 and the October 2012 syndicated credit facilities being reflected in discontinued operations partially offset by an increase in credit facility borrowings in the current quarter. In conjunction with the sale of Alagasco, the $600 million Senior Term Loans and the syndicated credit facilities were repaid in September 2014.

Income tax expense (benefit): Income tax expense decreased $16.9 million in the current quarter largely due to lower pre-tax income.

Discontinued operations, net of tax: On September 2, 2014, Energen completed the transaction to sell Alagasco to Laclede for $1.6 billion, less the assumption of $267 million in debt. The net pre-tax proceeds to Energen totaled approximately $1.32 billion. This sale has an effective date of August 31, 2014. Energen used cash proceeds from the sale to reduce long-term and short-term indebtedness. During the second quarter of 2014, Energen classified Alagasco as held for sale and reflected the associated operating results in discontinued operations. Our results of operations and cash flows for the three months ended March 31, 2014 and our financial position as of December 31, 2014 presented in our unaudited consolidated financial statements reflect Alagasco as discontinued operations.

In March 2014, Energen completed the sale of its North Louisiana/East Texas primarily natural gas properties for $30.3 million. The sale had an effective date of December 1, 2013, and the proceeds from the sale were used to repay short-term obligations. During the third quarter of 2013, Energen classified these primarily natural gas properties as held for sale and reflected the associated operating results in discontinued operations. Energen recognized a non-cash impairment writedown on these properties in the first quarter of 2014 of $1.7 million pre-tax to adjust the carrying amount of these properties to their fair value based on an estimate of the selling price of the properties. This non-cash impairment writedown is reflected in loss on disposal of discontinued operations in the three months ended March 31, 2014. At December 31, 2013, proved reserves associated with Energen’s North Louisiana/East Texas properties totaled 23 Bcf of natural gas and 91,000 MBbl of oil.

See Note 14, Discontinued Operations and Held for Sale Properties, in the Condensed Notes to Unaudited Consolidated Financial Statements for additional information regarding discontinued operations.

FINANCIAL POSITION AND LIQUIDITY

Cash Flow
The key drivers impacting our cash flow from operations are our oil, natural gas liquids and natural gas production volumes and overall commodity market prices, net of the effects of settlements on our derivative commodity instruments. We rely on our cash flows from operations supplemented by borrowings under our syndicated credit facility to fund our capital spending plans and working capital requirements. We also will use the $384 million ($395 million aggregate purchase price before purchase price adjustments) of pre-tax proceeds from the sale of certain San Juan Basin properties.

Net cash provided by operating activities: Net cash provided by operating activities for the three months ended March 31, 2015 was $143.0 million as compared to $297.0 million for the same period of 2014. The first quarter of 2014 included discontinued operations primarily associated with cash flows from Alagasco of $111.7 million. Energen’s working capital was influenced by commodity prices and the timing of payments and recoveries.

Net cash used in investing activities: Net cash used in investing activities for the three months ended March 31, 2015 was $342.3 million as compared to $281.0 million for the same period of 2014. Energen incurred on a cash basis $426 million in capital expenditures largely related to the development of oil and natural gas properties and $31 million primarily related to unproved leasehold acquisitions. Included in the proceeds from the sale of assets are cash proceeds of $383.7 million from the sale of certain San Juan Basin assets and $8.6 million from the sale of Alagasco. Discontinued operations in the prior quarter is largely related to Alagasco capital expenditures through the date of sale.

Net cash provided by financing activities: Net cash provided by financing activities for the three months ended March 31, 2015 was $199.0 million as compared $13.8 million for the same period of 2014. Net cash provided by financing activities in the year-to-date 2015 was primarily due to the increase in credit facility borrowings. Net cash provided by financing activities in the year-to-date 2014 was largely due to an increase in borrowings from the credit facility largely offset by discontinued operations primarily related to the sale of Alagasco and the reduction of long-term debt for current maturities. For each of the periods, net cash used in financing activities also reflected dividends paid to common shareholders which were partially offset by the issuance of common stock through the Company’s stock-based compensation plan.

Inflation and Changes in Prices
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

Commodity hedges in place for 2015 will help mitigate some of the commodity price volatility and recent declines. We currently have approximately 6,210 MBbl of oil and 19.8 Bcf of natural gas hedged for the remainder of 2015. Except for certain oil basis contracts, we are fully exposed to commodity price volatility beginning in 2016. See Item 3, Quantitative and Qualitative Disclosures about Market Risk, for a full detail of our hedged volumes.

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

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net gain position with ten of our active counterparties and in a net loss position with the remaining two at March 31, 2015. Energen has policies in place to limit hedging to not more than 80 percent of our estimated annual production; however, Energen’s credit facility contains a covenant which operates to limit hedging at a lower threshold in certain circumstances.

See Note 3, Fair Value Measurements, in the Condensed Notes to Unaudited Consolidated Financial Statements for information regarding our policies on fair value measurement.

Credit Facility and Working Capital
Access to capital is an integral part of Energen’s business plan. While we expect to have ongoing access to our credit facility and long-term capital markets, continued access could be adversely affected by current and future economic and business conditions and possible credit rating downgrades. On September 2, 2014, Energen entered into a five-year syndicated secured credit facility with domestic and foreign lenders. Originally, the credit facility had an initial borrowing base of $2.1 billion and aggregate commitments of $1.5 billion. On November 17, 2014, the credit facility was amended to provide for $2.0 billion in aggregate commitments. On April 16, 2015, the borrowing base and aggregate commitments were reduced to $1.6 billion in association with the semi-annual redetermination required under the agreement. Energen’s obligations under the $1.6 billion syndicated credit facility are unconditionally guaranteed by Energen Resources. The financial covenants of the credit facility require Energen to maintain a ratio of total debt to consolidated income before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and other non-cash income and expenses (EBITDAX) less than or equal to 4.0 to 1.0; to maintain a ratio of consolidated current assets (adjusted to include amounts available for borrowings and exclude non-cash derivative instruments) to consolidated current liabilities (adjusted to exclude maturities under the credit facility and non-cash derivative instruments) greater than or equal to 1.0 to 1.0; and, during certain periods, to maintain a ratio of the net present value of proved reserves of our oil and natural gas properties to consolidated total debt greater than or equal to 1.50 to 1.0. We are also bound by covenants which limit our ability to incur additional indebtedness, make certain distributions or alter our corporate structure. Energen may not pay dividends during an event of default, if the payment would result in an event of default or if availability is less than 10 percent of the loan limit under the credit facility. Our credit facility also limits our ability to enter into commodity hedges based on projected production volumes. In addition, the terms of our credit facility limit the amount we can borrow to a borrowing base amount which is determined by our lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria including commodity price outlook. The borrowing base amount is subject to redetermination semi-annually and for event-driven unscheduled redeterminations. Our next scheduled redetermination is October 1, 2015.

At March 31, 2015, Energen reported unadjusted working capital of $286.2 million arising from current assets $756.7 million exceeding current liabilities of $470.5 million. Working capital at Energen is influenced by the fair value of derivative financial instruments associated with future production. Energen has $272.7 million in current assets and $12.9 million in current liabilities, respectively, associated with its derivative instruments at March 31, 2015. Energen relies upon cash flows from operations supplemented by our credit facility to fund working capital needs.

Dividends
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

Employee Benefit Plans
In October 2014, Energen’s Board of Directors elected to freeze and terminate its qualified defined benefit pension plan. A plan amendment adopted in October 2014 closed the plan to new entrants, effective November 1, 2014, and froze benefit accruals after December 31, 2014. Energen terminated the plan on January 31, 2015. We anticipate distributing benefits under the plan in late 2015 or early 2016 pending receipt of a determination letter from the Internal Revenue Service and completion of certain administrative actions.

Energen’s non-qualified supplemental retirement plans were terminated effective December 31, 2014. Distributions under the plans are subject to certain payment restrictions under the Internal Revenue Code and Treasury regulations and payments to plan participants were made in the first quarter of 2015 with the remainder to be made in the first quarter of 2016. In connection with the termination of these plans, the Company has also reclassified approximately $3.4 million as of March 31, 2015 of its investment in a Rabbi Trust from other long term assets to prepayments and other assets in the accompanying balance sheets to reflect its intent to utilize these assets to partially fund the estimated payments in the first quarter of 2016.

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

Contractual Cash Obligations
In the course of ordinary business activities, Energen enters into a variety of contractual cash obligations and other commitments. There have been no material changes to the contractual cash obligations of the Company since December 31, 2014.

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

Energen Resources appealed the Order in 2011 and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order that is now under appeal. In the Revised Order, ONRR has ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. Energen estimates that application of the Revised Order to all of the Company’s federal leases would result in ONRR claims up to approximately $24 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen continues to vigorously contest the Revised Order and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of March 31, 2015.

Recent Accounting Standards Updates
See Note 15, Recently Issued Accounting Standards, in the Condensed Notes to Unaudited Consolidated Financial Statements for information regarding recently issued accounting standards.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

All statements, other than statements of historical fact, appearing in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are included in Energen’s disclosure and analysis as permitted by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among other things, statements about our expectations, beliefs, intentions or business strategies for the future, statements concerning our outlook with regard to timing and amount of future production of oil, natural gas liquids and natural gas, price realizations, nature and timing of capital expenditures for exploration and development, plans for funding operations and drilling program capital expenditures, timing and success of specific projects, operating costs and other expenses, proved oil and natural gas reserves, liquidity and capital resources, outcomes and effects of litigation, claims and disputes and derivative activities. In particular, forward-looking statements may include words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “foresee”, “intend”, “may”, “plan”, “potential”, “predict”, “project”, “seek”, “will” or other words or expressions concerning matters that are not historical facts. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing.

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

Except as otherwise disclosed, the forward-looking statements do not reflect the impact of possible or pending acquisitions, investments, divestitures or restructurings. The absence of errors in input data, calculations and formulas used in estimates, assumptions and forecasts cannot be guaranteed. We base our forward-looking statements on information currently available to us, and we undertake no obligation to correct or update these statements whether as a result of new information, future events or otherwise.

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

Our concentration of producing properties in the Permian Basin of west Texas and the San Juan Basin of New Mexico makes us vulnerable to risks associated with operating in limited geographic areas.

At March 31, 2015, approximately 93 percent and 7 percent of our total estimated proved reserves were attributable to properties located in the Permian Basin of west Texas and San Juan Basin of New Mexico, respectively. As a result of this geographic concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in these areas caused by:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2014, and the information contained herein should be read in conjunction with the related disclosures in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

As of March 31, 2015, Energen had entered into the following transactions for the remainder of 2015 and subsequent years:

Production Period	Total Hedged Volumes		Average Contract Price	Description	Fair Value (in thousands)
Oil
2015	6,210	MBbl	$89.30 Bbl	NYMEX Swaps	$227,755
Oil Basis Differential
2015	1,620	MBbl	$(4.30) Bbl	WTS/WTI Basis Swaps	(6,401)
2016	720	MBbl	$(2.00) Bbl	WTS/WTI Basis Swaps	(410)
2016	1,397	MBbl	$(1.45) Bbl	WTS/WTI Basis Swaps	*
2015	5,670	MBbl	$(4.55) Bbl	WTI/WTI Basis Swaps	(21,257)
2016	2,520	MBbl	$(2.27) Bbl	WTI/WTI Basis Swaps	(1,162)
2016	5,004	MBbl	$(1.74) Bbl	WTI/WTI Basis Swaps	*
Natural Gas
2015	15.3	Bcf	$4.14 Mcf	Basin Specific Swaps - San Juan	24,223
2015	4.5	Bcf	$4.20 Mcf	Basin Specific Swaps - Permian	7,420
March 2015 contracts (closed but not cash settled)					28,664
Total					$258,832
WTS - West Texas Sour/Midland, WTI - West Texas Intermediate/Cushing
WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing
*Contracts entered into subsequent to March 31, 2015

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

Interest rate risk: Our interest rate exposure as of March 31, 2015 primarily relates to our syndicated credit facility with variable interest rates. At March 31, 2015, we had interest rate swap agreements with a notional value of $117 million. The interest rate swaps exchange a variable interest rate for a fixed interest rate of 1.0425 percent. The fair value of our interest rate swaps was a $0.7 million liability at March 31, 2015. The weighted average interest rate for amounts outstanding at March 31, 2015 was 1.68 percent. All long-term debt obligations, other than our credit facility, were at fixed rates at March 31, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans**
January 1, 2015 - January 31, 2015	—		$—	—	3,373,161
February 1, 2015 - February 28, 2015	64,860	*	66.06	—	3,373,161
March 1, 2015 - March 31, 2015	1,081	*	63.92	—	3,373,161
Total	65,941		$66.03	—	3,373,161
*Acquired in connection with tax withholdings and payment of exercise price on stock compensation plans.
**By resolution adopted October 22, 2014, the Board of Directors authorized Energen to repurchase up to 3.6 million shares of Energen common stock, replacing and superseding its prior stock repurchase authorizations. The resolution does not have an expiration date and does not limit Energen’s authorization to acquire shares in connection with tax withholdings and payment of exercise price on stock compensation plans.

ITEM 6. EXHIBITS

*10	-
Second Amendment to the Credit Agreement, dated as of April 16, 2015, by and among Energen Corporation, as borrower, Wells Fargo Bank, National Association, as administrative agent, Energen Resources Corporation, as guarantor, and the institutions named therein as lenders which was filed as Exhibit 10.1 to Energen’s Current Report on Form 8-K, dated April 15, 2015.

31(a)	-	Section 302 Energen Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31(b)	-	Section 302 Energen Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32	-	Section 906 Energen Corporation Certification pursuant to 18 U.S.C. Section 1350
101	-	The financial statements and notes thereto from Energen Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are formatted in XBRL

*Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

ENERGEN CORPORATION

May 8, 2015	By	/s/ J. T. McManus, II
J. T. McManus, II Chairman, Chief Executive Officer and President of Energen Corporation

May 8, 2015	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr. Vice President, Chief Financial Officer and Treasurer of Energen Corporation

May 8, 2015	By	/s/ Russell E. Lynch, Jr.
Russell E. Lynch, Jr. Vice President and Controller of Energen Corporation