Form 10-Q
period 2015-06-30
ENERGEN CORP
filed 2015-08-07
CIK 277595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _______________

Commission file number 1-7810
Energen Corporation
(Exact name of registrant as specified in its charter)

Alabama	63-0757759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

605 Richard Arrington Jr. Boulevard North, Birmingham, Alabama 35203-2707	35203-2707
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Number of shares outstanding of each of the registrant’s classes of common stock as of July 31, 2015.

Energen Corporation	$0.01 par value	78,798,438

ENERGEN CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$1,510	$1,852
Accounts receivable, net of allowance for doubtful accounts of $742 and $688 at June 30, 2015 and December 31, 2014, respectively	128,564	157,678
Inventories	17,988	14,251
Assets held for sale	—	395,797
Derivative instruments	147,789	322,337
Prepayments and other	22,419	27,445
Total current assets	318,270	919,360
Property, Plant and Equipment
Oil and natural gas properties, successful efforts method
Proved properties	7,537,545	6,903,514
Unproved properties	168,289	142,340
Less accumulated depreciation, depletion and amortization	2,212,325	1,893,106
Oil and natural gas properties, net	5,493,509	5,152,748
Other property and equipment, net	46,773	46,389
Total property, plant and equipment, net	5,540,282	5,199,137
Other assets	14,094	19,761
TOTAL ASSETS	$5,872,646	$6,138,258

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	June 30, 2015	December 31, 2014
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$94,953	$101,453
Accrued taxes	14,055	5,530
Accrued wages and benefits	22,217	21,553
Accrued capital costs	110,485	207,461
Revenue and royalty payable	62,179	72,047
Liabilities related to assets held for sale	—	24,230
Pension liabilities	29,616	24,609
Deferred income taxes	11,970	79,164
Derivative instruments	10,220	988
Other	23,220	23,288
Total current liabilities	378,915	560,323
Long-term debt	686,575	1,038,563
Asset retirement obligations	99,049	94,060
Pension and other postretirement liabilities	634	15,935
Deferred income taxes	1,001,251	1,000,486
Noncurrent derivative instruments	3,902	—
Other long-term liabilities	12,272	14,287
Total liabilities	2,182,598	2,723,654
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, cumulative, $0.01 par value, 5,000,000 shares authorized	—	—
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 81,767,121 shares and 75,875,711 shares issued at June 30, 2015 and December 31, 2014, respectively	818	759
Premium on capital stock	971,737	564,438
Retained earnings	2,867,877	2,997,821
Accumulated other comprehensive income (loss), net of tax
Pension and postretirement plans	(20,443)	(22,870)
Deferred compensation plan	1,921	2,862
Treasury stock, at cost; 3,019,245 shares and 2,980,598 shares at June 30, 2015 and December 31, 2014, respectively	(131,862)	(128,406)
Total shareholders’ equity	3,690,048	3,414,604
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,872,646	$6,138,258

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Revenues
Oil, natural gas liquids and natural gas sales	$219,290	$355,852	$407,112	$706,674
Loss on derivative instruments, net	(50,964)	(84,846)	(16,928)	(138,237)
Total revenues	168,326	271,006	390,184	568,437
Operating Costs and Expenses
Oil, natural gas liquids and natural gas production	53,581	64,697	121,335	132,141
Production and ad valorem taxes	13,352	28,049	32,417	55,373
Depreciation, depletion and amortization	149,843	136,244	284,224	260,464
Asset impairment	60,413	1,342	66,996	2,588
Exploration	11,018	1,233	11,781	12,801
General and administrative	38,652	33,542	70,707	65,715
Accretion of discount on asset retirement obligations	1,669	1,883	3,679	3,726
(Gain) loss on sale of assets and other	1,476	909	(26,868)	1,062
Total costs and expenses	330,004	267,899	564,271	533,870
Operating Income (Loss)	(161,678)	3,107	(174,087)	34,567
Other Income (Expense)
Interest expense	(11,244)	(7,964)	(23,002)	(15,852)
Other income	41	687	87	1,010
Total other expense	(11,203)	(7,277)	(22,915)	(14,842)
Income (Loss) From Continuing Operations Before Income Taxes	(172,881)	(4,170)	(197,002)	19,725
Income tax expense (benefit)	(61,280)	(1,016)	(69,981)	7,232
Income (Loss) From Continuing Operations	(111,601)	(3,154)	(127,021)	12,493
Discontinued Operations, net of tax
Income (loss) from discontinued operations	—	(4,799)	—	33,920
Loss on disposal of discontinued operations	—	—	—	(1,050)
Income (Loss) From Discontinued Operations	—	(4,799)	—	32,870
Net Income (Loss)	$(111,601)	$(7,953)	$(127,021)	$45,363

Diluted Earnings Per Average Common Share
Continuing operations	$(1.52)	$(0.04)	$(1.74)	$0.17
Discontinued operations	—	(0.07)	—	0.45
Net Income (Loss)	$(1.52)	$(0.11)	$(1.74)	$0.62
Basic Earnings Per Average Common Share
Continuing operations	$(1.52)	$(0.04)	$(1.74)	$0.17
Discontinued operations	—	(0.07)	—	0.45
Net Income (Loss)	$(1.52)	$(0.11)	$(1.74)	$0.62
Dividends Per Common Share	$0.02	$0.15	$0.04	$0.30
Diluted Average Common Shares Outstanding	73,452	72,851	73,143	73,031
Basic Average Common Shares Outstanding	73,452	72,851	73,143	72,737

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Net Income (Loss)	$(111,601)	$(7,953)	$(127,021)	$45,363
Other comprehensive income (loss):
Cash flow hedges:
Current period change in fair value of derivative commodity instruments, net of tax of $0, $6, $0 and $7, respectively	—	9	—	11
Reclassification adjustment for derivative commodity instruments, net of tax of $0, ($2,179), $0 and ($3,720), respectively	—	(3,556)	—	(6,069)
Current period change in fair value of interest rate swap, net of tax of $0, ($98), $0 and ($160), respectively	—	(183)	—	(298)
Reclassification adjustment for interest rate swap, net of tax of $0, $556, $0 and $712, respectively	—	1,032	—	1,321
Total cash flow hedges	—	(2,698)	—	(5,035)
Pension and postretirement plans:
Amortization of net benefit obligation at transition, net of tax of $0, $3, $0 and $7, respectively	—	6	—	12
Amortization of prior service cost, net of tax of $0, $26, $0 and $52, respectively	—	48	—	96
Amortization of net loss, including settlement charges, net of tax of $309, $577, $1,305 and $3,571, respectively	576	1,072	2,427	6,631
Current period change in fair value of pension and postretirement plans, net of tax of $0, ($1,151), $0 and ($1,151), respectively	—	(2,136)	—	(2,136)
Total pension and postretirement plans	576	(1,010)	2,427	4,603
Comprehensive Income (Loss)	$(111,025)	$(11,661)	$(124,594)	$44,931

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six months ended June 30, (in thousands)	2015	2014
Operating Activities
Net income (loss)	$(127,021)	$45,363
Income from discontinued operations	—	(32,870)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	284,224	260,464
Asset impairment	66,996	2,588
Accretion of discount on asset retirement obligations	3,679	3,726
Deferred income taxes	(67,734)	16,551
Change in derivative fair value	156,135	103,270
(Gain) loss on sale of assets	(27,503)	131
Stock-based compensation expense	6,223	9,012
Exploration, including dry holes	6,498	1,286
Discontinued operations	—	122,199
Other, net	7,474	7,675
Net change in:
Accounts receivable	52,036	(46,884)
Inventories	(3,737)	(1,411)
Accounts payable	(15,413)	60,617
Accrued taxes/income tax receivable	790	14,949
Pension and other postretirement benefit contributions	(10,902)	(2,323)
Other current assets and liabilities	4,326	(21,868)
Net cash provided by operating activities	336,071	542,475
Investing Activities
Additions to oil and natural gas properties	(728,284)	(575,049)
Acquisitions, net of cash acquired	(46,203)	(22,114)
Proceeds from the sale of assets	393,094	217
Purchase of short-term investments	(919,000)	(191,000)
Sale of short-term investments	919,000	149,000
Discontinued operations	—	(690)
Other, net	—	69
Net cash used in investing activities	(381,393)	(639,567)
Financing Activities
Payment of dividends on common stock	(2,923)	(21,863)
Issuance of common stock	399,272	23,053
Reduction of long-term debt	—	(30,000)
Net change in credit facility	(352,000)	180,000
Tax benefit on stock compensation	631	3,763
Discontinued operations	—	(50,093)
Net cash provided by financing activities	44,980	104,860
Net increase (decrease) in cash and cash equivalents	(342)	7,768
Cash and cash equivalents at beginning of period	1,852	5,555
Cash and cash equivalents at end of period	1,510	13,323
Less cash and cash equivalents of discontinued operations at end of period	—	(11,807)
Cash and cash equivalents of continuing operations at end of period	$1,510	$1,516

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

The following table details gain (loss) on derivative instruments, net, as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Open non-cash mark-to-market losses on derivative instruments	$(116,867)	$(59,621)	$(176,518)	$(93,302)
Closed gains (losses) on derivative instruments	65,903	(25,225)	159,590	(44,935)
Loss on derivative instruments, net	$(50,964)	$(84,846)	$(16,928)	$(138,237)

The following tables detail the offsetting of derivative assets and liabilities as well as the fair values of derivatives on the balance sheets:

(in thousands)	June 30, 2015
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments
Assets
Derivative instruments	$165,556	$(17,767)	$147,789	$—	$—	$147,789
Noncurrent derivative instruments	707	(707)	—	—	—	—
Total derivative assets	166,263	(18,474)	147,789	—	—	147,789
Liabilities
Derivative instruments	27,987	(17,767)	10,220	—	—	10,220
Noncurrent derivative instruments	4,592	(707)	3,885	—	—	3,885
Total derivative liabilities	32,579	(18,474)	14,105	—	—	14,105
Total derivatives	$133,684	$—	$133,684	$—	$—	$133,684

(in thousands)	December 31, 2014
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments
Assets
Derivative instruments	$339,977	$(17,640)	$322,337	$—	$—	$322,337
Noncurrent derivative instruments	—	—	—	—	—	—
Total derivative assets	339,977	(17,640)	322,337	—	—	322,337
Liabilities
Derivative instruments	18,628	(17,640)	988	—	—	988
Noncurrent derivative instruments	—	—	—	—	—	—
Total derivative liabilities	18,628	(17,640)	988	—	—	988
Total derivatives	$321,349	$—	$321,349	$—	$—	$321,349

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net gain position with twelve of our active counterparties and in a net loss position with the remaining two at June 30, 2015. The largest counterparty net gain positions at June 30, 2015, J.P. Morgan Ventures Energy Corporation, Merrill Lynch Commodities, Inc., Canadian Imperial Bank of Commerce, Bank of Montreal and Morgan Stanley Capital Group Inc., constituted approximately $28.3 million, $23.6 million, $17.3 million, $16.4 million and $15.7 million, respectively, of Energen’s total gain on fair value of derivatives.

The following tables detail the effect of derivative commodity instruments in cash flow hedging relationships on the financial statements:

(in thousands)	Location on Statements of Income	Three months ended June 30, 2014
Net gain recognized in other comprehensive income on derivatives (effective portion), net of tax of $6	—	$9
Gain reclassified from accumulated other comprehensive income into income (effective portion)	Gain (loss) on derivative instruments, net	$5,735

(in thousands)	Location on Statements of Income	Six months ended June 30, 2014
Net gain recognized in other comprehensive income on derivatives (effective portion), net of tax of $7	—	$11
Gain reclassified from accumulated other comprehensive income into income (effective portion)	Gain (loss) on derivative instruments, net	$9,789

The following tables detail the effect of open and closed derivative commodity instruments not designated as hedging instruments on the income statement:

(in thousands)	Location on Statements of Income	Three months ended June 30, 2015	Three months ended June 30, 2014
Loss recognized in income on derivatives	Gain (loss) on derivative instruments, net	$(50,964)	$(90,581)

(in thousands)	Location on Statements of Income	Six months ended June 30, 2015	Six months ended June 30, 2014
Loss recognized in income on derivatives	Gain (loss) on derivative instruments, net	$(16,928)	(148,026)

As of June 30, 2015, Energen had entered into the following transactions for the remainder of 2015 and subsequent years:

Production Period	Total Hedged Volumes		Average Contract Price	Description
Oil
2015	7,040	MBbl	$78.24 Bbl	NYMEX Swaps
2016	1,086	MBbl	$63.80 Bbl	NYMEX Swaps
Oil Basis Differential
2015	3,780	MBbl	$(4.55) Bbl	WTI/WTI Basis Swaps
2015	1,080	MBbl	$(4.30) Bbl	WTS/WTI Basis Swaps
2016	7,524	MBbl	$(1.92) Bbl	WTI/WTI Basis Swaps
2016	2,117	MBbl	$(1.63) Bbl	WTS/WTI Basis Swaps
Natural Gas
2015	10.8	Bcf	$4.14 Mcf	Basin Specific Swaps - San Juan
2015	3.0	Bcf	$4.20 Mcf	Basin Specific Swaps - Permian
WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing
WTS - West Texas Sour/Midland, WTI - West Texas Intermediate/Cushing

As of June 30, 2015, the maximum term over which Energen has hedged exposures to the variability of cash flows is through December 31, 2016.

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

No transfers between fair value hierarchy levels occurred during the three months or six months ended June 30, 2015.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Energen classifies the fair value of multiple derivative instruments executed under master netting arrangements as net derivative assets and liabilities. The following fair value hierarchy tables present information about Energen’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2015
(in thousands)	Level 2	Level 3	Total
Assets:
Derivative instruments	$145,979	$1,810	$147,789
Total assets	145,979	1,810	147,789
Liabilities:
Derivative instruments	1,069	(11,289)	(10,220)
Noncurrent derivative instruments	699	(4,584)	(3,885)
Total liabilities	1,768	(15,873)	(14,105)
Net derivative asset	$147,747	$(14,063)	$133,684

	December 31, 2014
(in thousands)	Level 2	Level 3	Total
Assets:
Derivative instruments	$294,865	$27,472	$322,337
Total assets	294,865	27,472	322,337
Liabilities:
Derivative instruments	2,048	(3,036)	(988)
Total liabilities	2,048	(3,036)	(988)
Net derivative asset	$296,913	$24,436	$321,349

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
At June 30, 2015, Energen had interest rate swap agreements with a notional value of $100 million. The interest rate swaps exchange a variable interest rate for a fixed interest rate of 1.0425 percent. The fair value of our interest rate swaps was a $0.5 million and a $0.8 million liability at June 30, 2015 and December 31, 2014, respectively, and is classified as Level 2 fair value liabilities. The fair value of our interest rate swaps are recognized on a gross basis in accounts payable and derivative instruments on the balance sheets.

Level 3 Fair Value Instruments: Energen prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its Level 3 instruments. We estimate that a 10 percent increase or decrease in commodity prices would result in an approximate $3 million change in the fair value of open Level 3 derivative contracts and to the results of operations.

The tables below set forth a summary of changes in the fair value of Energen’s Level 3 derivative commodity instruments as follows:

	Three months ended
	June 30,
(in thousands)	2015	2014
Balance at beginning of period	$2,413	$1,378
Realized gains	661	785
Unrealized gains (losses) relating to instruments held at the reporting date*	(16,476)	3,800
Settlements during period	(661)	(756)
Balance at end of period	$(14,063)	$5,207

	Six months ended
	June 30,
(in thousands)	2015	2014
Balance at beginning of period	$24,436	$18,289
Realized gains (losses)	13,814	(2,158)
Unrealized losses relating to instruments held at the reporting date*	(38,499)	(13,111)
Settlements during period	(13,814)	2,187
Balance at end of period	$(14,063)	$5,207
*Includes $15.8 million and $20.9 million in mark-to-market losses for the three months and six months ended June 30, 2015, respectively. Includes $5.2 million in mark-to-market gains and $4.2 million in mark-to-market losses for the three months and six months ended June 30, 2014, respectively.

The table below sets forth quantitative information about Energen’s Level 3 fair value measurements of derivative commodity instruments as follows:

(in thousands, except price data)	Fair Value as of June 30, 2015	Valuation Technique*	Unobservable Input*	Range
Oil Basis - WTI/WTI
2015	$(16,604)	Discounted Cash Flow	Forward Basis	($0.05 - $0.35) Bbl
2016	$(7,866)	Discounted Cash Flow	Forward Basis	($0.80 - $0.88) Bbl
Oil Basis - WTS/WTI
2015	$(5,427)	Discounted Cash Flow	Forward Basis	$0.59 - $0.76 Bbl
2016	$(2,676)	Discounted Cash Flow	Forward Basis	($0.26-$0.80) Bbl
Natural Gas Basis - San Juan
2015	$14,336	Discounted Cash Flow	Forward Basis	($0.09 - $0.10) Mcf
Natural Gas Basis - Permian
2015	$4,174	Discounted Cash Flow	Forward Basis	($0.10) Mcf
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

Asset retirement obligations: Energen’s asset retirement obligations (ARO) primarily relate to the future plugging, abandonment and reclamation of wells and facilities. We recognize a liability for the fair value of the ARO in the periods incurred. See Note 11, Asset Retirement Obligations, for further discussion related to these ARO’s. These assumptions are classified as Level 3 fair value.

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

These assumptions are classified as Level 3 fair value. See Note 13, Asset Impairment, for impairments recognized by Energen during the three months and six months ended June 30, 2015 and 2014.
Financial Instruments not Carried at Fair Value
The stated value of cash and cash equivalents, short-term investments, accounts receivable (net of allowance), and short-term debt approximates fair value due to the short maturity of the instruments. Short-term investments purchased and sold during the year-to-date 2015 of $919 million are not considered readily convertible into cash and accordingly are not classified in cash and cash equivalents. In addition, the Company also invested in certain short-term investments that qualify and were classified as cash and cash equivalents. The fair value of Energen’s long-term debt, including the current portion, was approximately $667.9 million and $993.7 million and had a carrying value of $687.0 million and $1,039.0 million at June 30, 2015 and December 31, 2014, respectively. The fair values are based on market prices of similar debt issues having the same remaining maturities, redemption terms and credit rating. Short-term debt is classified as Level 1 fair value and long-term debt is classified as Level 2 fair value.

4. LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt consisted of the following:

(in thousands)	June 30, 2015	December 31, 2014
Credit facility	$133,000	$485,000
7.40% Medium-term Notes, Series A, due July 24, 2017	2,000	2,000
7.36% Medium-term Notes, Series A, due July 24, 2017	15,000	15,000
7.23% Medium-term Notes, Series A, due July 28, 2017	2,000	2,000
7.32% Medium-term Notes, Series A, due July 28, 2022	20,000	20,000
7.60% Medium-term Notes, Series A, due July 26, 2027	5,000	5,000
7.35% Medium-term Notes, Series A, due July 28, 2027	10,000	10,000
7.125% Medium-term Notes, Series B, due February 15, 2028	100,000	100,000
4.625% Notes, due September 1, 2021	400,000	400,000
	687,000	1,039,000
Less unamortized debt discount	425	437
Total Energen	$686,575	$1,038,563

The aggregate maturities of Energen’s long-term debt outstanding at June 30, 2015 are as follows:

(in thousands)
Remaining 2015	2016	2017	2018	2019	2020 and thereafter
$—	$—	$19,000	$—	$133,000	$535,000

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

Upon an uncured event of default under the credit facility, all amounts owing under the credit facility, if any, depending on the nature of the event of default will automatically, or may upon notice by the administrative agent or the requisite lenders thereunder, become immediately due and payable and the lenders may terminate their commitments under the defaulted facility. Energen was in compliance with the terms of its credit facility as of June 30, 2015.

The following is a summary of information relating to Energen’s credit facilities:

(in thousands)	June 30, 2015	December 31, 2014
Credit facility outstanding	$133,000	$485,000
Available for borrowings	1,467,000	1,515,000
Total borrowing commitments	$1,600,000	$2,000,000

(in thousands)	June 30, 2015	December 31, 2014
Maximum amount outstanding at any month-end	$685,000	$750,000
Average daily amount outstanding	$521,735	$482,166
Weighted average interest rates based on:
Average daily amount outstanding	1.64%	1.46%
Amount outstanding at period-end	1.44%	1.67%

Energen’s interest expense was $11.2 million and $23.0 million for the three months and six months ended June 30, 2015, respectively. Interest expense for Energen was $8.0 million and $15.9 million for the three months and six months ended June 30, 2014, respectively. Energen had no capitalized interest for the three months ended June 30, 2015. Energen’s total interest expense for the six months ended June 30, 2015 included capitalized interest expense of $32,000. Energen had capitalized interest of $37,000 for both the three months and six months ended June 30, 2014. At June 30, 2015, Energen paid commitment fees on the unused portion of the available credit facilities at a current annual rate of 30 basis points.

5. RECONCILIATION OF EARNINGS PER SHARE (EPS)

	Three months ended			Three months ended
(in thousands, except per share amounts)	June 30, 2015			June 30, 2014
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Loss	Shares	Amount
Basic EPS	$(111,601)	73,452	$(1.52)	$(7,953)	72,851	$(0.11)
Effect of dilutive securities
Stock options		—			—
Non-vested restricted stock		—			—
Performance share awards		—			—
Diluted EPS	$(111,601)	73,452	$(1.52)	$(7,953)	72,851	$(0.11)

	Six months ended			Six months ended
(in thousands, except per share amounts)	June 30, 2015			June 30, 2014
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic EPS	$(127,021)	73,143	$(1.74)	$45,363	72,737	$0.62
Effect of dilutive securities
Stock options		—			165
Non-vested restricted stock		—			48
Performance share awards		—			81
Diluted EPS	$(127,021)	73,143	$(1.74)	$45,363	73,031	$0.62

In periods of loss, shares that otherwise would have been included in diluted average common shares outstanding are excluded. The Company had 351,130 and 312,964 of excluded shares for the three months and six months ended June 30, 2015, respectively. The Company had 337,614 of excluded shares for the three months ended June 30, 2014.

Energen had the following shares that were excluded from the computation of diluted EPS, as inclusion would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Stock options	6	114	6	114
Performance share awards	120	4	120	68

6. EQUITY OFFERING

During the second quarter of 2015, Energen issued 5,700,000 additional shares of common stock through a public equity offering. We received net proceeds of approximately $398.6 million, after deducting offering expenses. Net proceeds from this offering were used to repay borrowings under our credit facility and for general corporate purposes.

7. STOCK COMPENSATION

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

Petrotech Incentive Plan
The Petrotech Incentive Plan provides for the grant of stock equivalent units. These awards are liability awards which settle in cash and are remeasured each reporting period until settlement. During the first quarter of 2015, Energen awarded 59,288 Petrotech units with a fair value of $68.10 as of June 30, 2015, none of which included a market condition. Energen awarded 64,305 Petrotech units which included a market condition and had a fair value of $103.38 as of June 30, 2015. These awards have a three year vesting period. Also awarded were 1,472 Petrotech units with a sixteen month vesting period and a fair value of $68.24 as of June 30, 2015, and 265 Petrotech units with a twenty-four month vesting period and a fair value of $68.18 as of June 30, 2015, none of which included a market condition.

Stock Repurchase Program
During the three months and six months ended June 30, 2015, Energen had non-cash purchases of approximately $43,000 and $4.4 million, respectively, of Energen common stock in conjunction with tax withholdings on our non-qualified deferred compensation plan and other stock compensation. Energen had non-cash purchases of Energen common stock of $1.1 million and $1.4 million during the three months and six months ended June 30, 2014, respectively. Energen utilized internally generated cash flows in payment of the related tax withholdings.

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

Energen’s non-qualified supplemental retirement plans were terminated effective December 31, 2014. Distributions under the plans are subject to certain payment restrictions under the Internal Revenue Code and Treasury regulations and payments to plan participants were made in the first quarter of 2015 with the remainder to be made in the first quarter of 2016. In connection with the termination of these plans, the Company has also classified approximately $3.3 million as of June 30, 2015 of its investment in a Rabbi Trust from other long term assets to prepayments and other assets in the accompanying balance sheets to reflect its intent to utilize these assets to partially fund the estimated payments in the first quarter of 2016.

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

The components of net periodic benefit cost from continuing operations for Energen’s defined benefit non-contributory pension plan and certain nonqualified supplemental pension plans were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$—	$1,621	$—	$3,256
Interest cost	204	1,404	408	2,817
Expected long-term return on assets	—	(1,449)	—	(2,909)
Actuarial loss	184	1,407	369	2,819
Prior service cost amortization	—	57	—	114
Settlement charge	701	115	3,363	3,673
Net periodic expense	$1,089	$3,155	$4,140	$9,770

During 2015, Energen anticipates an additional contribution of $13.7 million in order to complete the distribution of plan assets related to the plan terminations. The Company made benefit payments, which were funded by the Rabbi Trust, of approximately $10.9 million during the six months ended June 30, 2015 with respect to the termination of the non-qualified supplemental retirement plans and expects to make additional benefit payments of $0.1 million through the remainder of 2015. In the first quarter and second quarter of 2015, Energen incurred settlement charges of $0.2 million and $0.7 million, respectively, for the payment of lump sums from the qualified defined benefit pension plans. Also in the first quarter of 2015, Energen incurred a settlement charge of $2.5 million for the payment of lump sums from the non-qualified supplemental retirement plans. In the second quarter of 2014, Energen incurred settlement charges of $0.4 million for the payment of lump sums from the qualified defined benefit pension plans. In the first quarter of 2014, Energen incurred settlement charges of $6.9 million for the payment of lump sums from the qualified defined benefit pension plans of which $3.7 million is included in discontinued operations. Also in the first quarter of 2014, Energen incurred a settlement charge of $0.4 million for the payment of lump sums from the non-qualified supplemental retirement plans.

The components of net periodic postretirement benefit expense from continuing operations for Energen’s postretirement benefit plan were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$98	$59	$196	$119
Interest cost	117	224	233	450
Expected long-term return on assets	(114)	(383)	(229)	(770)
Actuarial gain	—	(209)	—	(421)
Transition amortization	—	15	—	30
Net periodic (income) expense	$101	$(294)	$200	$(592)

There are no required contributions to the postretirement benefit plan during 2015.

9. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Under various agreements for third-party gathering, treatment, transportation or other services, Energen is committed to deliver minimum production volumes or to pay certain costs in the event the minimum quantities are not delivered. These delivery commitments are approximately 4.0 million barrels of oil equivalent (MMBOE) through August 2017.

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

Under oversight of the Site Remediation Section of the Railroad Commission of Texas, Energen Resources is currently in the process of cleanup and remediation of oil and gas wastes in nine reserve pits in Mitchell County, Texas. We estimate that the cleanup, remediation and related costs will approximate $2.5 million of which $2.2 million has been incurred. In addition, we are in preliminary stages of an evaluation to determine whether inspection or site work related to other reserve pits is appropriate. We have not accrued and are unable to estimate a range of possible losses related to these reserve pits.
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

Energen Resources appealed the Order in 2011 and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order that is now under appeal. In the Revised Order, ONRR has ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. Energen estimates that application of the Revised Order to all of the Company’s federal leases would result in ONRR claims up to approximately $24 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen continues to vigorously contest the Revised Order and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of June 30, 2015.

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

The following table sets forth capitalized exploratory well costs and includes additions pending determination of proved reserves, reclassifications to proved reserves and costs charged to expense:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Capitalized exploratory well costs at beginning of period	$115,209	$109,968	$119,439	$57,600
Additions pending determination of proved reserves	189,460	200,347	419,521	365,189
Reclassifications due to determination of proved reserves	(204,743)	(142,666)	(439,034)	(255,140)
Exploratory well costs charged to expense	—	(1,191)	—	(1,191)
Capitalized exploratory well costs at end of period	$99,926	$166,458	$99,926	$166,458

The following table sets forth capitalized exploratory well costs:

(in thousands)	June 30, 2015	December 31, 2014
Exploratory wells in progress (drilling rig not released)	$20,424	$18,781
Capitalized exploratory well costs capitalized for a period of one year or less	79,502	100,658
Total capitalized exploratory well costs	$99,926	$119,439

No wells were capitalized for a period greater than one year as of June 30, 2015 or December 31, 2014. At June 30, 2015, Energen had 48 gross exploratory wells either drilling or waiting on results from completion and testing. These wells are located primarily in the Permian Basin.

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

The following table reflects the components of the change in Energen’s ARO balance:

(in thousands)
Balance as of December 31, 2014	$94,060
Liabilities incurred	770
Liabilities settled	(512)
Accretion expense	3,679
Reclassification associated with held for sale properties*	1,052
Balance as of June 30, 2015	$99,049
*Adjustment to the reclassification of the asset retirement obligation associated with certain San Juan Basin properties included as liabilities related to assets held for sale at December 31, 2014

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides changes in the components of accumulated other comprehensive income (loss), net of the related income tax effects.

(in thousands)	Pension and Postretirement Plans
Balance as of December 31, 2014	$(22,870)
Amounts reclassified from accumulated other comprehensive income (loss)	2,427
Balance as of June 30, 2015	$(20,443)

The following table provides details of the reclassifications out of accumulated other comprehensive income (loss).

	Three months ended
	June 30,
	2015	2014
(in thousands)	Amounts Reclassified		Line Item Where Presented
Gains (losses) on cash flow hedges:
Commodity contracts	$—	$5,735	Gain (loss) on derivative instruments, net
Interest rate swap	—	(1,588)	Interest expense
Total cash flow hedges	—	4,147
Income tax expense	—	(1,623)
Net of tax	—	2,524
Pension and postretirement plans:
Transition obligation	—	(9)	General and administrative
Prior service cost	—	(74)	General and administrative
Actuarial losses	(885)	(1,649)	General and administrative
Total pension and postretirement plans	(885)	(1,732)
Income tax expense	309	606
Net of tax	(576)	(1,126)
Total reclassifications for the period	$(576)	$1,398

	Six months ended
	June 30,
	2015	2014
(in thousands)	Amounts Reclassified		Line Item Where Presented
Gains (losses) on cash flow hedges:
Commodity contracts	$—	$9,789	Gain (loss) on derivative instruments, net
Interest rate swap	—	(2,033)	Interest expense
Total cash flow hedges	—	7,756
Income tax expense	—	(3,008)
Net of tax	—	4,748
Pension and postretirement plans:
Transition obligation	—	(19)	General and administrative
Prior service cost	—	(148)	General and administrative
Actuarial losses	(3,732)	(10,202)	General and administrative
Total pension and postretirement plans	(3,732)	(10,369)
Income tax expense	1,305	3,630
Net of tax	(2,427)	(6,739)
Total reclassifications for the period	$(2,427)	$(1,991)

13. ASSET IMPAIRMENT

Impairments recognized by Energen are presented below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Continuing operations:
Permian Basin oil properties	$51,474	$—	$55,804	$—
Permian Basin unproved leasehold properties	8,939	1,339	10,944	2,587
San Juan Basin unproved leasehold properties	—	3	248	1
Total asset impairments from continuing operations	60,413	1,342	66,996	2,588
Discontinued operations:
North Louisiana/East Texas oil and natural gas properties	—	—	—	1,667
Total asset impairments from discontinued operations	—	—	—	1,667
Total asset impairments	$60,413	$1,342	$66,996	$4,255

During the three months and six months ended June 30, 2015, Energen recognized non-cash impairment writedowns on certain properties primarily in the Central Basin Platform of the Permian Basin of $51.5 million pre-tax and $55.8 million pre-tax, respectively, to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows. During the quarter, Energen received an unsolicited offer for certain properties which resulted in an evaluation and subsequent revision of estimated future cash flows. The non-cash impairment writedowns are reflected in asset impairment on the consolidated income statement.

Energen recognized unproved leasehold writedowns primarily on Permian properties in the Delaware Basin of $8.9 million pre-tax during the second quarter of 2015 and $11.2 million in the year-to-date. These non-cash writedowns are reflected in asset impairment on the consolidated income statement.

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

14. ACQUISITION AND DISPOSITION OF PROPERTIES

On March 31, 2015, Energen completed the sale of the majority of its natural gas assets in the San Juan Basin in New Mexico and Colorado (effective as of January 1, 2015) to Southland Royalty Company, LLC for an aggregate purchase price of $395 million. The sales proceeds were reduced by purchase price adjustments of approximately $11 million related to the operations of the San Juan Basin properties subsequent to December 31, 2014 and one-time adjustments related primarily to liabilities assumed by the buyer, which resulted in pre-tax proceeds to Energen of approximately $384 million before consideration of transaction costs of approximately $2.8 million. Energen recognized a pre-tax gain of $27.2 million on the sale. The purchase price is subject to further purchase price adjustments following closing. Energen used proceeds from the sale to reduce long-term indebtedness. At December 31, 2014, proved reserves associated with these San Juan Basin properties totaled 69,038 MBOE.

Summarized below are the consolidated results of operations for the three months and six months ended June 30, 2015 and 2014, on an unaudited pro forma basis which gives effect to the sale as if it had occurred at the beginning of each period presented. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above nor are they indicative of results of the future operations of the enterprises.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Total revenues	$167,734	$221,642	$357,578	$464,732
Loss from continuing operations	$(110,362)	$(13,769)	$(149,203)	$(11,920)
Net income (loss)	$(110,362)	$(18,568)	$(149,203)	$20,950
Diluted earnings per average common share from continuing operations	$(1.50)	$(0.19)	$(2.04)	$(0.16)
Diluted earnings per average common share	$(1.50)	$(0.25)	$(2.04)	$0.29
Basic earnings per average common share from continuing operations	$(1.50)	$(0.19)	$(2.04)	$(0.16)
Basic earnings per average common share	$(1.50)	$(0.25)	$(2.04)	$0.29

Energen completed an estimated total of $46.0 million in various purchases of unproved leasehold during the six months ended June 30, 2015. During 2014, Energen completed a total of approximately $68.5 million in various purchases of unproved leasehold properties, including the October 2014, purchase of approximately 15,000 net acres of unproved leasehold in the Mancos formation oil play in the San Juan Basin for $22.8 million.

15. DISCONTINUED OPERATIONS AND HELD FOR SALE PROPERTIES

As discussed in Note 14, Acquisition and Disposition of Properties, the following table details held for sale properties by major classes of assets and liabilities:

(in thousands)	December 31, 2014
San Juan Basin*
Oil and natural gas properties	$1,166,124
Less accumulated depreciation, depletion and amortization	(770,327)
Total assets held for sale	395,797
Other long-term liabilities	(24,230)
Total liabilities held for sale	(24,230)
Total net assets held for sale	$371,567
*The San Juan Basin natural gas assets that were held for sale as of December 31, 2014, did not qualify for discontinued operations as we have ongoing operations in the San Juan Basin.

On September 2, 2014, Energen completed the transaction to sell Alagasco to Laclede for $1.6 billion, less the assumption of $267 million in debt. The net pre-tax proceeds to Energen totaled approximately $1.32 billion, resulting in a pre-tax gain of $726.5 million. This sale had an effective date of August 31, 2014. Energen used cash proceeds from the sale to reduce long-term and short-term indebtedness. During the second quarter of 2014, Energen classified Alagasco as held for sale and reflected the associated operating results in discontinued operations. Energen’s results of operations and cash flows for the three months and six months ended June 30, 2014 presented in our unaudited consolidated financial statements and these notes reflect Alagasco as discontinued operations.

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

(in thousands)	Three months ended June 30, 2014	Six months ended June 30, 2014
Alagasco net income (loss)	$(615)	$42,413
Depreciation, depletion and amortization	(153)	(305)
General and administrative	687	1,627
Interest expense	(7,190)	(12,977)
Other income	(228)	(347)
Income tax expense	2,603	4,538
Alagasco income (loss) from discontinued operations	(4,896)	34,949
Energen income (loss) from discontinued operations	97	(1,029)
Income (loss) from discontinued operations	$(4,799)	$33,920

(in thousands, except per share data)	Three months ended June 30, 2014	Six months ended June 30, 2014
Natural gas distribution revenues	$93,873	$357,774
Oil and natural gas revenues	390	5,211
Total revenues	$94,263	$362,985
Pretax income (loss) from discontinued operations	$(7,797)	$54,519
Income tax expense (benefit)	(2,998)	20,599
Income (Loss) From Discontinued Operations	$(4,799)	$33,920
Loss on disposal of discontinued operations	$—	$(1,667)
Income tax benefit	—	(617)
Loss on Disposal of Discontinued Operations	$—	$(1,050)
Total Income (Loss) From Discontinued Operations	$(4,799)	$32,870
Diluted Earnings Per Average Common Share
Income (loss) from discontinued operations	$(0.07)	$0.46
Loss on disposal of discontinued operations	—	(0.01)
Total Income (Loss) From Discontinued Operations	$(0.07)	$0.45
Basic Earnings Per Average Common Share
Income (loss) from discontinued operations	$(0.07)	$0.46
Loss on disposal of discontinued operations	—	(0.01)
Total Income (Loss) From Discontinued Operations	$(0.07)	$0.45

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

16. RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment is effective for fiscal years beginning on or after December 15, 2015, and interim periods within those fiscal years. Energen does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This update is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Companies may apply this update retrospectively or using a modified retrospective approach to adjust retained earnings. This amendment is effective for interim and annual periods beginning on or after December 15, 2016. On April 1, 2015, the FASB proposed a deferral of the effective date by one year, which will not be final until the FASB completes its due process requirements. We are currently evaluating the impact of this guidance on our financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update defines a discontinued operation as a disposal of a component or a group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendment was effective for annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. The adoption of this ASU did not have a material impact on the consolidated financial statements of Energen.

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

FINANCIAL AND OPERATING PERFORMANCE

Overview of Second Quarter and Year-to-Date 2015 Results and Activities
During the second quarter of 2015 as compared to the same period in the prior year, we:

•	expanded development and exploratory activities in the Permian Basin increasing production by 1,019 MBOE or 24 percent and

•	issued 5,700,000 additional shares of common stock through a public equity offering receiving proceeds of approximately $398.6 million.

During the six months ended June 30, 2015 as compared to the same period in the prior year, we:

•	completed the sale of the majority of our natural gas assets in the San Juan Basin in New Mexico and Colorado for an aggregate purchase price of approximately $395 million on March 31, 2015;

•	expanded development and exploratory activities in the Permian Basin increasing production by 1,516 MBOE or 18 percent and

•	experienced a significant decline in commodity prices.

Quarter ended June 30, 2015 vs quarter ended June 30, 2014
Energen had a net loss of $111.6 million ($1.52 per diluted share) for the three months ended June 30, 2015 as compared with a net loss of $8.0 million ($0.11 per diluted share) for the same period in the prior year. In the second quarter of 2015, our loss from continuing operations totaled $111.6 million ($1.52 per diluted share) as compared with a loss from continuing operations of $3.2 million ($0.04 per diluted share) in the same period a year ago. Energen had no discontinued operations in the current quarter. Loss from discontinued operations was $4.8 million ($0.07 per diluted share) from the prior-year second quarter largely due to the sale of Alagasco. This increase in loss from continuing operations was primarily the result of:

•	lower realized oil, natural gas liquids and natural gas commodity prices (approximately $112.3 million after-tax);

•
year-over-year after-tax $37 million loss on open derivatives (resulting from an after-tax $75.1 million non-cash loss on open derivatives for the second quarter of 2015 and an after-tax $38.1 million non-cash loss on open derivatives for the second quarter of 2014);

•	non-cash impairments on certain oil properties in the Permian Basin (approximately $33 million after-tax);

•	decreased natural gas production volumes (approximately $20.4 million after-tax);

•	increased depreciation, depletion and amortization (DD&A) expense (approximately $8.7 million after-tax);

•	higher exploration expense (approximately $6.3 million after-tax);

•	additional unproved leasehold writedowns primarily on Permian Basin properties in the Delaware Basin (approximately $4.9 million after-tax);

•	increased general and administrative (G&A) expense (approximately $3.3 million after-tax) and

•	higher interest expense (approximately $2.1 million after-tax)

partially offset by:

•	gain on closed derivatives (approximately $58.3 million after-tax);

•	increased oil and natural gas liquids production volumes (approximately $45.3 million after-tax);

•	lower production and ad valorem taxes (approximately $9.4 million after-tax) and

•	decreased oil, natural gas liquids and natural gas production expense (approximately $7.1 million after-tax).

Six months ended June 30, 2015 vs six months ended June 30, 2014
For the 2015 year-to-date, Energen had a net loss of $127.0 million ($1.74 per diluted share) as compared with net income of $45.4 million ($0.62 per diluted share) for the same period in the prior year. For the six months ended June 30, 2015, our loss from continuing operations totaled $127.0 million ($1.74 per diluted share) as compared with income from continuing operations of $12.5 million ($0.17 per diluted share) in the same period a year ago. Energen had no discontinued operations in the current year-to-date. Income from discontinued operations was $32.9 million ($0.45 per diluted share) from the prior year-to-date largely due to the sale of Alagasco. This decrease in income from continuing operations was primarily the result of:

•	lower realized oil, natural gas liquids and natural gas commodity prices (approximately $240.3 million after-tax);

•
year-over-year after-tax $53.8 million loss on open derivatives (resulting from an after-tax $113.5 million non-cash loss on open derivatives for the first six months of 2015 and an after-tax $59.7 million non-cash loss on open derivatives for the first six months of 2014);

•	non-cash impairments on certain oil properties primarily in the Central Basin Platform of the Permian Basin (approximately $35.8 million after-tax);

•	decreased natural gas and natural gas liquids production volumes (approximately $25.1 million after-tax);

•	higher DD&A expense (approximately $15.2 million after-tax);

•	additional unproved leasehold writedowns primarily on Permian Basin properties in the Delaware Basin (approximately $5.4 million after-tax);

•	higher interest expense (approximately $4.6 million after-tax) and

•	increased G&A expense (approximately $3.2 million after-tax).

partially offset by:

•	gain on closed derivatives (approximately $130.9 million after-tax);

•	higher oil production volumes (approximately $73.7 million after-tax);

•	gain on sale of the majority of our natural gas assets in the San Juan Basin (approximately $17.4 million after tax);

•	lower production and ad valorem taxes (approximately $14.7 million after-tax) and

•	decreased oil, natural gas liquids and natural gas production expense (approximately $6.9 million after-tax).

2015 Outlook
2015 Capital Estimate: Energen plans to continue investing significant capital in oil and natural gas production operations. In the 2015 year-to-date, Energen has incurred approximately $661 million on its oil and natural gas capital program and expects the total for 2015 to approximate $1.1 billion, primarily all of which is for existing properties and exploration. Capital expenditures by area and targeted formation during 2015 are planned as follows:

(in thousands)	2015
Permian
Midland Basin
Wolfcamp	$545,000
Spraberry	150,000
Wolfberry	20,000
SWD/Facilities	82,000
Non-operated/Other	13,000
Delaware Basin
Bone Spring	18,000
Wolfcamp	73,000
Wolfbone	15,000
SWD/Facilities	32,000
Non-operated/Other	5,000
Other Permian	11,000
San Juan Basin/Other	63,000
Net Carry-in/Carry Out/Miscellaneous	18,000
Acquisitions/Lease Extensions/Unproved Leasehold	55,000
Total	$1,100,000

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

To finance capital spending, Energen expects to use internally generated cash flow supplemented by our existing credit facility. We also used the $384 million ($395 million aggregate purchase price before purchase price adjustments) of pre-tax proceeds from the sale of certain San Juan Basin properties. Energen also may issue long-term debt and additional equity periodically to replace short-term obligations, enhance liquidity and provide for permanent financing. Access to capital is an integral part of Energen’s business plan. While we expect to have ongoing access to our credit facility and long-term capital markets, continued access could be adversely affected by current and future economic and business conditions and possible credit rating downgrades.

Results of Operations
The following table summarizes information regarding our production and operating data from continuing operations.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except sales price and per unit data)	2015	2014	2015	2014
Operating and production data from continuing operations
Oil, natural gas liquids and natural gas sales
Oil	$188,599	$262,746	$330,627	$516,505
Natural gas liquids	14,781	31,163	25,615	59,366
Natural gas	15,910	61,943	50,870	130,803
Total	$219,290	$355,852	$407,112	$706,674
Open non-cash mark-to-market gains (losses) on derivative instruments
Oil	$(103,734)	$(66,172)	$(155,503)	$(87,636)
Natural gas liquids	—	40	—	327
Natural gas	(13,133)	6,511	(21,015)	(5,993)
Total	$(116,867)	$(59,621)	$(176,518)	$(93,302)
Closed gains (losses) on derivative instruments
Oil	$55,330	$(25,754)	$132,813	$(40,556)
Natural gas liquids	—	159	—	355
Natural gas	10,573	370	26,777	(4,734)
Total	$65,903	$(25,225)	$159,590	$(44,935)
Total revenues	$168,326	$271,006	$390,184	$568,437
Production volumes
Oil (MBbl)	3,594	2,833	6,829	5,584
Natural gas liquids (MMgal)	44.9	44.7	81.1	82.7
Natural gas (MMcf)	7,134	14,676	20,412	28,800
Total production volumes (MBOE)	5,853	6,344	12,162	12,352
Average daily production volumes
Oil (MBbl/d)	39.5	31.1	37.7	30.9
Natural gas liquids (MMgal/d)	0.5	0.5	0.5	0.5
Natural gas (MMcf/d)	78.4	161.3	112.8	159.1
Total average daily production volumes (MBOE/d)	64.3	69.7	67.2	68.2
Average realized prices excluding effects of open non-cash mark-to-market derivative instruments
Oil (per barrel)	$67.87	$83.65	$67.86	$85.23
Natural gas liquids (per gallon)	$0.33	$0.70	$0.32	$0.72
Natural gas (per Mcf)	$3.71	$4.25	$3.80	$4.38
Average realized prices excluding effects of all derivatives instruments
Oil (per barrel)	$52.48	$92.74	$48.42	$92.50
Natural gas liquids (per gallon)	$0.33	$0.70	$0.32	$0.72
Natural gas (per Mcf)	$2.23	$4.22	$2.49	$4.54
Costs per BOE
Oil, natural gas liquids and natural gas production expenses	$9.15	$10.20	$9.98	$10.70
Production and ad valorem taxes	$2.28	$4.42	$2.67	$4.48
Depreciation, depletion and amortization	$25.60	$21.48	$23.37	$21.09
Exploration expense	$1.88	$0.19	$0.97	$1.04
General and administrative	$6.60	$5.29	$5.81	$5.32
Net capital expenditures	$284,764	$322,572	$660,591	$594,268

Revenues: Our revenues fluctuate primarily as a result of realized commodity prices, production volumes and the value of our derivative contracts.
Our revenues are predominantly derived from the sale of oil, natural gas liquids and natural gas. In the second quarter of 2015, commodity sales decreased $136.6 million or 38.4 percent from the same period of 2014. In the six months ended June 30, 2015, commodity sales decreased $299.6 million or 42.4 percent from the same period of 2014. Particular factors impacting commodity sales include the following:

•
Oil volumes in the second quarter increased 26.9 percent to 3,594 thousand barrels (MBbl) as new drilling in the horizontal Wolfcamp in the Midland and Delaware basins more than offset declines in the Wolfberry in the Midland Basin, 3rd Bone Spring in the Delaware Basin and the Central Basin Platform. For the year-to-date, oil volumes rose 22.3 percent to 6,829 MBbl.

•
Average realized oil prices fell 43.4 percent to $52.48 per barrel during the three months ended June 30, 2015. Average realized oil prices decreased 47.7 percent to $48.42 per barrel during the six months ended June 30, 2015.

•
Natural gas liquids production for the current quarter rose slightly to 44.9 million gallons (MMgal). For the year-to-date, natural gas liquids production declined 1.9 percent to 81.1 MMgal due to the sale of the majority of our natural gas assets in the San Juan Basin largely offset by increased performance in the Permian Basin.

•
Average realized natural gas liquids prices decreased 52.9 percent to an average price of $0.33 per gallon during the second quarter of 2015. Average realized natural gas liquids prices decreased 55.6 percent to an average price of $0.32 per gallon during the six months ended June 30, 2015.

•
Natural gas production decreased 51.4 percent to 7.1 billion cubic feet (Bcf) in the second quarter due to the sale of natural gas assets in the San Juan Basin, normal declines in the San Juan Basin and pipeline curtailments in the Permian Basin partially offset by accelerated completions and new well performance in the Permian Basin. For the six months ended June 30, 2015, natural gas production declined 29.1 percent to 20.4 Bcf.

•
Average realized natural gas prices declined 47.2 percent to $2.23 per thousand cubic feet (Mcf) during the three months ended June 30, 2015. For the current year-to-date, average realized natural gas prices fell 45.2 percent to $2.49 per Mcf.

Realized prices exclude the effects of derivative instruments.

Losses on derivative instruments were $51.0 million in the second quarter of 2015 compared to losses of $84.8 million in the same period of 2014. Losses on derivative instruments were $16.9 million in the six months ended June 30, 2015 compared to losses of $138.2 million in the same period of 2014. Our earnings are significantly affected by the changes of our derivative instruments. Increases or decreases in the expected commodity price outlook generally result in the opposite effect on the fair value of our derivatives. However, these gains and losses are generally expected to be offset by the unhedged price on the related commodities.
Oil, natural gas liquids and natural gas production expense: The following table provides the components of our oil, natural gas liquids and natural gas production expenses:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per unit data)	2015	2014	2015	2014
Lease operating expenses	$34,961	$31,921	$74,402	$65,649
Workover and repair costs	15,088	21,843	34,338	44,785
Marketing and transportation	3,532	10,933	12,595	21,707
Total oil, natural gas liquids and natural gas production expense	$53,581	$64,697	$121,335	$132,141
Oil, natural gas liquids and natural gas production expense per BOE	$9.15	$10.20	$9.98	$10.70

Energen had oil, natural gas liquids and natural gas production expense of $53.6 million and $121.3 million during the three months and six months ended June 30, 2015, respectively, as compared to $64.7 million and $132.1 million during the same periods in 2014. Lease operating expense generally reflects year-over-year increases in the number of active wells resulting from Energen’s ongoing development and exploratory activities and may also be positively or negatively impacted by property acquisitions and dispositions.

•
Lease operating expense increased $3 million for the quarter largely due to higher equipment rental costs (approximately $2.4 million), increased water disposal costs (approximately $2.1 million), higher environmental compliance costs

(approximately $0.8 million) and increased gathering costs (approximately $0.6 million) partially offset by lower other operations and maintenance expense (approximately $1.9 million) and decreased electrical costs (approximately $1.2 million). On a per unit basis, the average lease operating expense for the current quarter was $5.96 per barrel of oil equivalent (BOE) as compared to $5.03 per BOE in the same period a year ago.

•
In the year-to-date, lease operating expense increased $8.8 million primarily due to higher water disposal costs (approximately $4.5 million), additional equipment rental costs (approximately $2.7 million), higher labor costs (approximately $1.7 million), increased non-operated costs (approximately $1.4 million), increased gathering costs (approximately $1.4 million), higher environmental compliance costs (approximately $0.7 million) and additional producing overhead costs (approximately $0.6 million) partially offset by lower other operations and maintenance expense (approximately $3.1 million) and decreased electrical costs (approximately $1.7 million). For the six months ended June 30, 2015, the average lease operating expense was $6.11 per BOE as compared to $5.31 per BOE in the previous period.

Workover and repair costs decreased approximately $6.8 million in the three months ended June 30, 2015 and $10.4 million in the year-to-date primarily due to lower incidence of offset well stimulation interference and fewer downhole failures.

In the three months ended June 30, 2015, marketing and transportation costs decreased $7.4 million and $9.1 million year-to-date primarily due to lower natural gas volumes as a result of the sale of certain San Juan Basin natural gas assets.

Production and ad valorem taxes: Production and ad valorem taxes were $13.4 million ($2.28 per BOE) and $32.4 million ($2.67 per BOE), respectively, during the three months and six months ended June 30, 2015 as compared to $28.0 million ($4.42 per BOE) and $55.4 million ($4.48 per BOE) during the same periods in 2014. In the current quarter, production-related taxes were $9 million lower as decreased commodity market prices contributed approximately $7.5 million and lower net production volumes contributed approximately $1.5 million. In the year-to-date, production-related taxes were $18.5 million lower as decreased commodity market prices contributed approximately $17.9 million and lower net production volumes contributed approximately $0.6 million. Commodity market prices exclude the effects of derivative instruments for purposes of determining production taxes. Decreased ad valorem taxes in the quarter and year-to-date were largely driven by the factor adjusted price impact on our Texas oil and natural gas properties.

Depreciation, depletion and amortization: Energen’s DD&A expense for the quarter rose $13.6 million and $23.8 million year-to-date. The average depletion rate for the current quarter was $25.60 per BOE as compared to $21.48 per BOE in the same period a year ago. For the six months ended June 30, 2015, the average depletion rate was $23.37 per BOE as compared to $21.09 per BOE in the previous period. The increase in the current quarter and year-to-date per unit depletion rate which contributed approximately $23.7 million and $26.7 million to the increase in DD&A expense was largely due to higher rates resulting from an increase in development costs. Lower net production volumes reduced DD&A expense approximately $10.5 million and $4 million for the quarter and year-to-date, respectively.

Asset impairment: During the second quarter of 2015 and year-to-date, Energen recognized non-cash impairment writedowns on certain properties primarily in the Central Basin Platform of the Permian Basin of $51.5 million pre-tax and $55.8 million pre-tax, respectively, to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows. During the quarter, Energen received an unsolicited offer for certain properties which resulted in an evaluation and subsequent revision of estimated future cash flows. The non-cash impairment writedowns are reflected in asset impairment on the consolidated income statement. In addition, certain properties in the Permian Basin, primarily in the Central Basin Platform, are at risk of impairment if oil price declines subsequent to the balance sheet date are sustained. These properties have a net book value of approximately $171 million at June 30, 2015.

Energen recognized unproved leasehold writedowns primarily on Permian properties in the Delaware Basin of $8.9 million pre-tax and $11.2 million pre-tax during the second quarter of 2015 and year-to-date, respectively. These non-cash writedowns are reflected in asset impairment on the consolidated income statement.

Exploration: The following table provides details of our exploration expense:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per unit data)	2015	2014	2015	2014
Geological and geophysical	$4,463	$(450)	$4,941	$1,656
Dry hole costs	6,474	1,255	6,498	1,286
Delay rentals and other	81	428	342	9,859
Total exploration expense	$11,018	$1,233	$11,781	$12,801
Total exploration expense per BOE	$1.88	$0.19	$0.97	$1.04

Exploration expense increased $9.8 million in the second quarter of 2015 primarily due to increased dry hole costs and higher seismic costs. For the six months ended June 30, 2015, exploration expense decreased $1 million largely as a result of lower delay rentals partially offset by higher dry hole costs and increased seismic costs.

General and administrative: The following table provides details of our G&A expense:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per unit data)	2015	2014	2015	2014
General and administrative	$11,484	$7,895	$18,671	$13,514
Benefit and performance-based compensation costs	13,256	12,488	25,906	27,933
Labor costs	13,912	13,159	26,130	24,268
Total general and administrative expense	$38,652	$33,542	$70,707	$65,715
Total general and administrative expense per BOE	$6.60	$5.29	$5.81	$5.32

Total G&A expense increased $5.1 million for the three months ended June 30, 2015 largely due to higher legal expenses, increased costs from Energen’s benefit and performance-based compensation plans and increased labor costs. G&A expense rose $5 million for the year-to-date primarily due to higher legal expenses and increased labor costs partially offset by decreased costs from Energen’s benefit and performance-based compensation plans. Included in costs from the benefit and performance-based compensation plans were pension costs of $1.1 million and $4.1 million for the three months and six months ended June 30, 2015, respectively, as compared to $3.2 million and $9.8 million during the same periods in 2014.

(Gain) loss on sale of assets and other: On March 31, 2015, Energen completed the sale of the majority of our natural gas assets in the San Juan Basin in New Mexico and Colorado (effective as of January 1, 2015) to Southland Royalty Company, LLC for an aggregate purchase price of $395 million. The sales proceeds were reduced by purchase price adjustments of approximately $11 million related to the operations of the San Juan Basin properties subsequent to December 31, 2014 and one-time adjustments related primarily to liabilities assumed by the buyer, which resulted in pre-tax proceeds to Energen of approximately $384 million before consideration of transaction costs of approximately $2.8 million. Energen recognized a pre-tax gain of $27.2 million on the sale. The purchase price is subject to further purchase price adjustments following closing. Energen used proceeds from the sale to reduce long-term indebtedness. At December 31, 2014, proved reserves associated with these San Juan Basin properties totaled 69,038 MBOE.

Interest expense: Interest expense increased $3.3 million in the second quarter of 2015 and $7.2 million for the six months ended June 30, 2015. This increase was largely due to the interest expense from the three months and six months ended June 30, 2015 associated with the $600 million Senior Term Loans issued in December 2013 and the October 2012 syndicated credit facilities being reflected in discontinued operations. In conjunction with the sale of Alagasco, the $600 million Senior Term Loans and the syndicated credit facilities were repaid in September 2014.

Income tax expense (benefit): Income tax expense decreased $60.3 million for the three months ended June 30, 2015 and $77.2 million for the six months period ended June 30, 2015, as compared to the same periods in the prior year, largely due to lower pre-tax income. Energen’s effective tax rate fluctuates in periods in which significant commodity price volatility impacts the unrealized derivative gains and losses reflected in income from continuing operations. On June 15, 2015, a Texas tax bill was signed into law which reduces the Texas Franchise Tax (Margin Tax) rate from 1 percent to 0.75 percent for taxpayers not engaged in retail or wholesale trade. The tax rate reduction is applicable for tax reports originally due on or after January 1, 2016. Energen recognized a $3.1 million income tax benefit during the second quarter of 2015, the period the law was enacted, to reflect the impact of this change.

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

See Note 15, Discontinued Operations and Held for Sale Properties, in the Condensed Notes to Unaudited Consolidated Financial Statements for additional information regarding discontinued operations.

FINANCIAL POSITION AND LIQUIDITY

Cash Flow
The key drivers impacting our cash flow from operations are our oil, natural gas liquids and natural gas production volumes and overall commodity market prices, net of the effects of settlements on our derivative commodity instruments. We rely on our cash flows from operations supplemented by borrowings under our syndicated credit facility to fund our capital spending plans and working capital requirements. We also used the $384 million ($395 million aggregate purchase price before purchase price adjustments) of pre-tax proceeds from the sale of certain San Juan Basin properties.

Net cash provided by operating activities: Net cash provided by operating activities for the six months ended June 30, 2015 was $336.1 million as compared to $542.5 million for the same period of 2014. The year-to-date 2014 included discontinued operations primarily associated with cash flows from Alagasco of $122.2 million. Energen’s working capital was influenced by commodity prices, the timing of payments and recoveries and included pension and postretirement benefit contributions of $10.9 million in the current period.

Net cash used in investing activities: Net cash used in investing activities for the six months ended June 30, 2015 was $381.4 million as compared to $639.6 million for the same period of 2014. Energen incurred on a cash basis $775 million in capital expenditures largely related to the development of oil and natural gas properties and $46 million primarily related to unproved leasehold acquisitions. Included in the proceeds from the sale of assets are cash proceeds of $383.7 million from the sale of certain San Juan Basin assets and $8.6 million from the sale of Alagasco.

Net cash provided by financing activities: Net cash provided by financing activities for the six months ended June 30, 2015 was $45.0 million as compared $104.9 million for the same period of 2014. Net cash provided by financing activities in the year-to-date 2015 was primarily due to the issuance of 5,700,000 shares of common stock largely offset by the decrease in credit facility borrowings. Net cash provided by financing activities in the year-to-date 2014 was largely due to an increase in borrowings from the credit facility partially offset by discontinued operations primarily related to the sale of Alagasco and the reduction of long-term debt for current maturities. For each of the periods, net cash provided by financing activities also reflected dividends paid to common shareholders and cash received from the issuance of common stock through the Company’s stock-based compensation plan.

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

Commodity hedges in place for 2015 and 2016 will help mitigate some of the commodity price volatility and recent declines. We currently have approximately 7,040 MBbl of oil and 13.8 Bcf of natural gas hedged for the remainder of 2015. In addition we have approximately 1,086 MBbl of oil hedged for 2016. See Item 3, Quantitative and Qualitative Disclosures about Market Risk, for a full detail of our hedged volumes.

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

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net gain position with twelve of our active counterparties and in a net loss position with the remaining two at June 30, 2015. Energen has policies in place to limit hedging to not more than 80 percent of our estimated annual production; however, Energen’s credit facility contains a covenant which operates to limit hedging at a lower threshold in certain circumstances.

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

At June 30, 2015, Energen reported negative working capital of $60.6 million arising from current liabilities of $378.9 million exceeding current assets of $318.3 million. Working capital at Energen is influenced by the fair value of derivative financial instruments associated with future production. Energen has $147.8 million in current assets and $10.2 million in current liabilities, respectively, associated with its derivative instruments at June 30, 2015. Energen relies upon cash flows from operations supplemented by our credit facility to fund working capital needs.

Equity Offering
During the second quarter of 2015, Energen issued 5,700,000 additional shares of common stock through a public equity offering. We received net proceeds of approximately $398.6 million, after deducting offering expenses. Net proceeds from this offering were initially used to repay borrowings under our credit facility and for general corporate purposes.

(in thousands)	June 30, 2015	December 31, 2014
Shares outstanding	78,798	72,973
Treasury stock*	2,969	2,903
Shares issued	81,767	75,876
*Excludes 50,337 shares and 78,254 shares held in the 1997 Deferred Compensation Plan at June 30, 2015 and December 31, 2014, respectively.

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

Energen’s non-qualified supplemental retirement plans were terminated effective December 31, 2014. Distributions under the plans are subject to certain payment restrictions under the Internal Revenue Code and Treasury regulations and payments to plan participants were made in the first quarter of 2015 with the remainder to be made in the first quarter of 2016. In connection with the termination of these plans, the Company has also classified approximately $3.3 million as of June 30, 2015 of its investment in a Rabbi Trust from other long term assets to prepayments and other assets in the accompanying balance sheets to reflect its intent to utilize these assets to partially fund the estimated payments in the first quarter of 2016.

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

Energen Resources appealed the Order in 2011 and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order that is now under appeal. In the Revised Order, ONRR has ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. Energen estimates that application of the Revised Order to all of the Company’s federal leases would result in ONRR claims up to approximately $24 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen continues to vigorously contest the Revised Order and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of June 30, 2015.

Recent Accounting Standards Updates
See Note 16, Recently Issued Accounting Standards, in the Condensed Notes to Unaudited Consolidated Financial Statements for information regarding recently issued accounting standards.

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

We have more oil proved reserves than natural gas proved reserves, so oil prices are more likely to have an impact on our business than natural gas prices. Approximately 60 percent of our June 30, 2015 proved reserves are oil. Commodity prices for oil, natural gas liquids and natural gas are reflections of supply and demand and are subject to many factors that are beyond our control, including:

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

At June 30, 2015, approximately 93 percent and 7 percent of our total estimated proved reserves were attributable to properties located in the Permian Basin of west Texas and San Juan Basin of New Mexico, respectively. As a result of this geographic concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in these areas caused by:

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

As of June 30, 2015, Energen had entered into the following transactions for the remainder of 2015 and subsequent years:

Production Period	Total Hedged Volumes		Average Contract Price	Description	Fair Value (in thousands)
Oil
2015	7,040	MBbl	$78.24 Bbl	NYMEX Swaps	$125,561
2016	1,086	MBbl	$63.80 Bbl	NYMEX Swaps	1,803
Oil Basis Differential
2015	3,780	MBbl	$(4.55) Bbl	WTI/WTI Basis Swaps	(16,604)
2015	1,080	MBbl	$(4.30) Bbl	WTS/WTI Basis Swaps	(5,427)
2016	7,524	MBbl	$(1.92) Bbl	WTI/WTI Basis Swaps	(7,866)
2016	2,117	MBbl	$(1.63) Bbl	WTS/WTI Basis Swaps	(2,676)
Natural Gas
2015	10.8	Bcf	$4.14 Mcf	Basin Specific Swaps - San Juan	14,336
2015	3.0	Bcf	$4.20 Mcf	Basin Specific Swaps - Permian	4,174
June 2015 contracts (closed but not cash settled)					20,383
Total					$133,684
WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing
WTS - West Texas Sour/Midland, WTI - West Texas Intermediate/Cushing

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

Interest rate risk: Our interest rate exposure as of June 30, 2015 primarily relates to our syndicated credit facility with variable interest rates. At June 30, 2015, we had interest rate swap agreements with a notional value of $100 million. The interest rate swaps exchange a variable interest rate for a fixed interest rate of 1.0425 percent. The fair value of our interest rate swaps was a $0.5 million liability at June 30, 2015. The weighted average interest rate for amounts outstanding at June 30, 2015 was 1.44 percent. All long-term debt obligations, other than our credit facility, were at fixed rates at June 30, 2015.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Energen and its affiliates are, from time to time, parties to various pending or threatened legal proceedings. Certain of these lawsuits include claims for punitive damages in addition to other specified relief. Various pending or threatened legal proceedings are in progress currently. See Note 9, Commitments and Contingencies, in the Condensed Notes to Unaudited Consolidated Financial Statements for further discussion with respect to legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans**
April 1, 2015 - April 30, 2015	—		$—	—	3,373,161
May 1, 2015 - May 31, 2015	24	*	70.91	—	3,373,161
June 1, 2015 - June 30, 2015	599	*	69.51	—	3,373,161
Total	623		$69.56	—	3,373,161
*Acquired in connection with tax withholdings and payment of exercise price on stock compensation plans.
**By resolution adopted October 22, 2014, the Board of Directors authorized Energen to repurchase up to 3.6 million shares of Energen common stock. The resolution does not have an expiration date and does not limit Energen’s authorization to acquire shares in connection with tax withholdings and payment of exercise price on stock compensation plans.

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
ended June 30, 2015 are formatted in XBRL

*Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

ENERGEN CORPORATION

August 7, 2015	By	/s/ J. T. McManus, II
J. T. McManus, II Chairman, Chief Executive Officer and President of Energen Corporation

August 7, 2015	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr. Vice President, Chief Financial Officer and Treasurer of Energen Corporation

August 7, 2015	By	/s/ Russell E. Lynch, Jr.
Russell E. Lynch, Jr. Vice President and Controller of Energen Corporation