Form 10-Q
period 2015-09-30
ENERGEN CORP
filed 2015-11-06
CIK 277595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _______________

Commission file number 1-7810
Energen Corporation
(Exact name of registrant as specified in its charter)

Alabama	63-0757759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

605 Richard Arrington Jr. Boulevard North, Birmingham, Alabama 35203-2707	35203-2707
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Number of shares outstanding of each of the registrant’s classes of common stock as of October 30, 2015.

Energen Corporation	$0.01 par value	78,798,129

ENERGEN CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$701	$1,852
Accounts receivable, net of allowance for doubtful accounts of $735 and $688 at September 30, 2015 and December 31, 2014, respectively	99,297	157,678
Inventories	18,184	14,251
Assets held for sale	—	395,797
Derivative instruments	153,816	322,337
Prepayments and other	12,667	27,445
Total current assets	284,665	919,360
Property, Plant and Equipment
Oil and natural gas properties, successful efforts method
Proved properties	7,754,455	6,903,514
Unproved properties	172,897	142,340
Less accumulated depreciation, depletion and amortization	2,744,855	1,893,106
Oil and natural gas properties, net	5,182,497	5,152,748
Other property and equipment, net	48,739	46,389
Total property, plant and equipment, net	5,231,236	5,199,137
Noncurrent derivative instruments	2,517	—
Other assets	13,129	19,761
TOTAL ASSETS	$5,531,547	$6,138,258

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	September 30, 2015	December 31, 2014
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$79,623	$101,453
Accrued taxes	27,555	5,530
Accrued wages and benefits	25,103	21,553
Accrued capital costs	101,486	207,461
Revenue and royalty payable	58,480	72,047
Liabilities related to assets held for sale	—	24,230
Pension liabilities	29,789	24,609
Deferred income taxes	9,908	79,164
Derivative instruments	3,079	988
Other	13,513	23,288
Total current liabilities	348,536	560,323
Long-term debt	750,081	1,038,563
Asset retirement obligations	100,781	94,060
Pension and other postretirement liabilities	734	15,935
Deferred income taxes	853,360	1,000,486
Noncurrent derivative instruments	2,924	—
Other long-term liabilities	10,234	14,287
Total liabilities	2,066,650	2,723,654
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, cumulative, $0.01 par value, 5,000,000 shares authorized	—	—
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 81,767,862 shares and 75,875,711 shares issued at September 30, 2015 and December 31, 2014, respectively	818	759
Premium on capital stock	975,616	564,438
Retained earnings	2,638,397	2,997,821
Accumulated other comprehensive income (loss), net of tax
Pension and postretirement plans	(19,969)	(22,870)
Deferred compensation plan	1,923	2,862
Treasury stock, at cost; 3,019,498 shares and 2,980,598 shares at September 30, 2015 and December 31, 2014, respectively	(131,888)	(128,406)
Total shareholders’ equity	3,464,897	3,414,604
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,531,547	$6,138,258

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Revenues
Oil, natural gas liquids and natural gas sales	$188,398	$350,773	$595,510	$1,057,447
Gain on derivative instruments, net	107,173	147,735	90,245	9,498
Total revenues	295,571	498,508	685,755	1,066,945
Operating Costs and Expenses
Oil, natural gas liquids and natural gas production	54,598	67,720	175,933	199,861
Production and ad valorem taxes	13,366	25,729	45,783	81,102
Depreciation, depletion and amortization	149,781	139,104	434,005	399,568
Asset impairment	399,394	178,912	466,390	181,500
Exploration	493	8,417	12,274	21,218
General and administrative	23,631	27,784	94,338	93,499
Accretion of discount on asset retirement obligations	1,700	1,924	5,379	5,650
(Gain) loss on sale of assets and other	822	747	(26,046)	1,809
Total costs and expenses	643,785	450,337	1,208,056	984,207
Operating Income (Loss)	(348,214)	48,171	(522,301)	82,738
Other Income (Expense)
Interest expense	(10,084)	(11,522)	(33,086)	(27,374)
Other income	56	37	143	1,047
Total other expense	(10,028)	(11,485)	(32,943)	(26,327)
Income (Loss) From Continuing Operations Before Income Taxes	(358,242)	36,686	(555,244)	56,411
Income tax expense (benefit)	(130,338)	16,055	(200,319)	23,287
Income (Loss) From Continuing Operations	(227,904)	20,631	(354,925)	33,124
Discontinued Operations, net of tax
Income (loss) from discontinued operations	—	(3,485)	—	30,435
Gain on disposal of discontinued operations	—	440,105	—	439,055
Income From Discontinued Operations	—	436,620	—	469,490
Net Income (Loss)	$(227,904)	$457,251	$(354,925)	$502,614

Diluted Earnings Per Average Common Share
Continuing operations	$(2.89)	$0.28	$(4.72)	$0.45
Discontinued operations	—	5.94	—	6.41
Net Income (Loss)	$(2.89)	$6.22	$(4.72)	$6.86
Basic Earnings Per Average Common Share
Continuing operations	$(2.89)	$0.28	$(4.72)	$0.45
Discontinued operations	—	5.98	—	6.45
Net Income (Loss)	$(2.89)	$6.26	$(4.72)	$6.90
Dividends Per Common Share	$0.02	$0.15	$0.06	$0.45
Diluted Average Common Shares Outstanding	78,742	73,507	75,125	73,238
Basic Average Common Shares Outstanding	78,742	73,093	75,125	72,861

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Net Income (Loss)	$(227,904)	$457,251	$(354,925)	$502,614
Other comprehensive income (loss):
Cash flow hedges:
Current period change in fair value of derivative commodity instruments, net of tax of $0, $18, $0 and $25, respectively	—	29	—	40
Reclassification adjustment for derivative commodity instruments, net of tax of $0, ($2,277), $0 and ($5,997), respectively	—	(3,715)	—	(9,784)
Current period change in fair value of interest rate swap, net of tax of $0, $0, $0 and ($160), respectively	—	—	—	(298)
Reclassification adjustment for interest rate swap, net of tax of $0, $86, $0 and $798, respectively	—	161	—	1,482
Total cash flow hedges	—	(3,525)	—	(8,560)
Pension and postretirement plans:
Amortization of net benefit obligation at transition, net of tax of $0, ($1), $0 and $6, respectively	—	(1)	—	11
Amortization of prior service cost, net of tax of $0, $26, $0 and $78, respectively	—	48	—	144
Amortization of net loss, including settlement charges, net of tax of $256, $500, $1,561 and $4,071, respectively	474	930	2,901	7,561
Current period change in fair value of pension and postretirement plans, net of tax of $0, $190, $0 and ($962), respectively	—	352	—	(1,784)
Total pension and postretirement plans	474	1,329	2,901	5,932
Comprehensive Income (Loss)	$(227,430)	$455,055	$(352,024)	$499,986

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine months ended September 30, (in thousands)	2015	2014
Operating Activities
Net income (loss)	$(354,925)	$502,614
Income from discontinued operations	—	(469,490)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	434,005	399,568
Asset impairment	466,390	181,500
Accretion of discount on asset retirement obligations	5,379	5,650
Deferred income taxes	(217,943)	287,855
Change in derivative fair value	139,490	(53,928)
(Gain) loss on sale of assets	(27,558)	105
Stock-based compensation expense	7,158	10,837
Exploration, including dry holes	6,967	8,382
Discontinued operations	—	112,180
Other, net	7,080	(1,972)
Net change in:
Accounts receivable	81,285	(28,486)
Inventories	(3,933)	(3,243)
Accounts payable	(30,871)	27,967
Accrued taxes/income tax receivable	25,339	(264,108)
Pension and other postretirement benefit contributions	(10,932)	(2,397)
Other current assets and liabilities	(4,996)	(3,746)
Net cash provided by operating activities	521,935	709,288
Investing Activities
Additions to oil and natural gas properties	(960,966)	(906,166)
Acquisitions, net of cash acquired	(62,805)	(26,371)
Proceeds from the sale of assets	393,174	1,347,904
Purchase of short-term investments	(919,000)	(377,000)
Sale of short-term investments	919,000	359,000
Discontinued operations	—	(51,850)
Net cash provided by (used in) investing activities	(630,597)	345,517
Financing Activities
Payment of dividends on common stock	(4,499)	(32,840)
Issuance of common stock	399,593	23,053
Reduction of long-term debt	—	(600,000)
Payment of debt issuance costs	—	(7,912)
Net change in credit facility	(288,500)	(410,100)
Tax benefit on stock compensation	917	3,873
Discontinued operations	—	(35,113)
Net cash provided by (used in) financing activities	107,511	(1,059,039)
Net change in cash and cash equivalents	(1,151)	(4,234)
Cash and cash equivalents at beginning of period	1,852	5,555
Cash and cash equivalents at end of period	$701	$1,321

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

The following table details gain (loss) on derivative instruments, net, as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Open non-cash mark-to-market gains (losses) on derivative instruments	$(1,164)	$147,287	$(177,682)	$53,985
Closed gains (losses) on derivative instruments	108,337	448	267,927	(44,487)
Gain on derivative instruments, net	$107,173	$147,735	$90,245	$9,498

The following tables detail the offsetting of derivative assets and liabilities as well as the fair values of derivatives on the balance sheets:

(in thousands)	September 30, 2015
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments
Assets
Derivative instruments	$176,061	$(22,245)	$153,816	$—	$—	$153,816
Noncurrent derivative instruments	3,487	(970)	2,517	—	—	2,517
Total derivative assets	179,548	(23,215)	156,333	—	—	156,333
Liabilities
Derivative instruments	25,324	(22,245)	3,079	—	—	3,079
Noncurrent derivative instruments	3,894	(970)	2,924	—	—	2,924
Total derivative liabilities	29,218	(23,215)	6,003	—	—	6,003
Total derivatives	$150,330	$—	$150,330	$—	$—	$150,330

(in thousands)	December 31, 2014
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments
Assets
Derivative instruments	$339,977	$(17,640)	$322,337	$—	$—	$322,337
Noncurrent derivative instruments	—	—	—	—	—	—
Total derivative assets	339,977	(17,640)	322,337	—	—	322,337
Liabilities
Derivative instruments	18,628	(17,640)	988	—	—	988
Noncurrent derivative instruments	—	—	—	—	—	—
Total derivative liabilities	18,628	(17,640)	988	—	—	988
Total derivatives	$321,349	$—	$321,349	$—	$—	$321,349

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net gain position with twelve of our active counterparties and in a net loss position with the remaining two at September 30, 2015. The largest counterparty net gain positions at September 30, 2015, Morgan Stanley Capital Group Inc., J.P. Morgan Ventures Energy Corporation, Merrill Lynch Commodities, Inc., Canadian Imperial Bank of Commerce and BP Corporation North America Inc., constituted approximately $24.1 million, $22.6 million, $20.5 million, $14.0 million and $13.9 million, respectively, of Energen’s total gain on fair value of derivatives.

The following tables detail the effect of derivative commodity instruments in cash flow hedging relationships on the financial statements:

(in thousands)	Location on Statements of Income	Three months ended September 30, 2014	Nine months ended September 30, 2014
Net gain recognized in other comprehensive income on derivatives (effective portion), net of tax of $18 and $25	—	$29	40
Gain reclassified from accumulated other comprehensive income into income (effective portion)	Gain (loss) on derivative instruments, net	$5,992	15,781

The following tables detail the effect of open and closed derivative commodity instruments not designated as hedging instruments on the income statement:

(in thousands)	Location on Statements of Income	Three months ended September 30, 2015	Three months ended September 30, 2014
Gain recognized in income on derivatives	Gain (loss) on derivative instruments, net	$107,173	$141,743

(in thousands)	Location on Statements of Income	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Gain (loss) recognized in income on derivatives	Gain (loss) on derivative instruments, net	$90,245	(6,283)

As of September 30, 2015, Energen had entered into the following transactions for the remainder of 2015 and subsequent years:

Production Period	Total Hedged Volumes		Average Contract Price	Description
Oil
2015	3,513	MBbl	$78.28 Bbl	NYMEX Swaps
2016	1,086	MBbl	$63.80 Bbl	NYMEX Swaps
Oil Basis Differential
2015	1,890	MBbl	$(4.55) Bbl	WTI/WTI Basis Swaps
2015	540	MBbl	$(4.30) Bbl	WTS/WTI Basis Swaps
2016	7,524	MBbl	$(1.92) Bbl	WTI/WTI Basis Swaps
2016	2,117	MBbl	$(1.63) Bbl	WTS/WTI Basis Swaps
Natural Gas
2015	5.5	Bcf	$4.14 Mcf	Basin Specific Swaps - San Juan
2015	1.5	Bcf	$4.20 Mcf	Basin Specific Swaps - Permian
WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing
WTS - West Texas Sour/Midland, WTI - West Texas Intermediate/Cushing

As of September 30, 2015, the maximum term over which Energen has hedged exposures to the variability of cash flows is through December 31, 2016.

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

No transfers between fair value hierarchy levels occurred during the three months or nine months ended September 30, 2015.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Energen classifies the fair value of multiple derivative instruments executed under master netting arrangements as net derivative assets and liabilities. The following fair value hierarchy tables present information about Energen’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2015
(in thousands)	Level 2	Level 3	Total
Assets:
Derivative instruments	$164,475	$(10,659)	$153,816
Noncurrent derivative instruments	3,487	(970)	2,517
Total assets	167,962	(11,629)	156,333
Liabilities:
Derivative instruments	—	(3,079)	(3,079)
Noncurrent derivative instruments	—	(2,924)	(2,924)
Total liabilities	—	(6,003)	(6,003)
Net derivative asset (liability)	$167,962	$(17,632)	$150,330

	December 31, 2014
(in thousands)	Level 2	Level 3	Total
Assets:
Derivative instruments	$294,865	$27,472	$322,337
Total assets	294,865	27,472	322,337
Liabilities:
Derivative instruments	2,048	(3,036)	(988)
Total liabilities	2,048	(3,036)	(988)
Net derivative asset	$296,913	$24,436	$321,349

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
At September 30, 2015, Energen had interest rate swap agreements with a notional value of $83.3 million. The interest rate swaps exchange a variable interest rate for a fixed interest rate of 1.0425 percent. The fair value of our interest rate swaps was a $0.4 million and a $0.8 million liability at September 30, 2015 and December 31, 2014, respectively, and is classified as Level 2 fair value liabilities. The fair value of our interest rate swaps are recognized on a gross basis in accounts payable and other long-term liabilities on the balance sheets.

Level 3 Fair Value Instruments: Energen prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its Level 3 instruments. We estimate that a 10 percent increase or decrease in commodity prices would result in an approximate $2 million change in the fair value of open Level 3 derivative contracts and to the results of operations.

The tables below set forth a summary of changes in the fair value of Energen’s Level 3 derivative commodity instruments as follows:

	Three months ended
	September 30,
(in thousands)	2015	2014
Balance at beginning of period	$(14,063)	$5,207
Realized gains (losses)	(2,820)	10,769
Unrealized gains (losses) relating to instruments held at the reporting date*	(3,569)	9,348
Settlements during period	2,820	(10,438)
Balance at end of period	$(17,632)	$14,886

	Nine months ended
	September 30,
(in thousands)	2015	2014
Balance at beginning of period	$24,436	$18,289
Realized gains	10,994	8,581
Unrealized losses relating to instruments held at the reporting date*	(42,068)	(3,734)
Settlements during period	(10,994)	(8,250)
Balance at end of period	$(17,632)	$14,886
*Includes $5.4 million and $20.2 million in mark-to-market losses for the three months and nine months ended September 30, 2015, respectively. Includes $12.2 million and $9.6 million in mark-to-market gains for the three months and nine months ended September 30, 2014, respectively.

The table below sets forth quantitative information about Energen’s Level 3 fair value measurements of derivative commodity instruments as follows:

(in thousands, except price data)	Fair Value as of September 30, 2015	Valuation Technique*	Unobservable Input*	Range
Oil Basis - WTI/WTI
2015	$(9,731)	Discounted Cash Flow	Forward Basis	$0.09 - $0.23 Bbl
2016	$(13,298)	Discounted Cash Flow	Forward Basis	($0.05 - $0.16) Bbl
Oil Basis - WTS/WTI
2015	$(2,762)	Discounted Cash Flow	Forward Basis	$0.32 - $0.37 Bbl
2016	$(3,427)	Discounted Cash Flow	Forward Basis	($0.17) - $0.19 Bbl
Natural Gas Basis - San Juan
2015	$9,018	Discounted Cash Flow	Forward Basis	($0.09 - $0.10) Mcf
Natural Gas Basis - Permian
2015	$2,568	Discounted Cash Flow	Forward Basis	($0.10) Mcf
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

These assumptions are classified as Level 3 fair value. See Note 13, Asset Impairment, for impairments recognized by Energen during the three months and nine months ended September 30, 2015 and 2014.
Financial Instruments not Carried at Fair Value
The stated value of cash and cash equivalents, short-term investments, accounts receivable (net of allowance), and short-term debt approximates fair value due to the short maturity of the instruments. Short-term investments purchased and sold during the year-to-date 2015 of $919 million are not considered readily convertible into cash and accordingly are not classified in cash and cash equivalents. In addition, the Company also invested in certain short-term investments that qualify and were classified as cash and cash equivalents. The fair value of Energen’s long-term debt, including the current portion, was approximately $702.9 million and $993.7 million and had a carrying value of $750.5 million and $1,039.0 million at September 30, 2015 and December 31, 2014, respectively. The fair values are based on market prices of similar debt issues having the same remaining maturities, redemption terms and credit rating. Short-term debt is classified as Level 1 fair value and long-term debt is classified as Level 2 fair value.

4. LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt consisted of the following:

(in thousands)	September 30, 2015	December 31, 2014
Credit facility	$196,500	$485,000
7.40% Medium-term Notes, Series A, due July 24, 2017	2,000	2,000
7.36% Medium-term Notes, Series A, due July 24, 2017	15,000	15,000
7.23% Medium-term Notes, Series A, due July 28, 2017	2,000	2,000
7.32% Medium-term Notes, Series A, due July 28, 2022	20,000	20,000
7.60% Medium-term Notes, Series A, due July 26, 2027	5,000	5,000
7.35% Medium-term Notes, Series A, due July 28, 2027	10,000	10,000
7.125% Medium-term Notes, Series B, due February 15, 2028	100,000	100,000
4.625% Notes, due September 1, 2021	400,000	400,000
	750,500	1,039,000
Less unamortized debt discount	419	437
Total Energen	$750,081	$1,038,563

The aggregate maturities of Energen’s long-term debt outstanding at September 30, 2015 are as follows:

(in thousands)
Remaining 2015	2016	2017	2018	2019	2020 and thereafter
$—	$—	$19,000	$—	$196,500	$535,000

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

Credit Facility: On September 2, 2014, Energen entered into a five-year syndicated secured credit facility with domestic and foreign lenders. On October 20, 2015, the borrowing base and aggregate commitments were reduced to $1.4 billion in association with the semi-annual redetermination required under the agreement. Energen’s obligations under the $1.4 billion syndicated credit facility are unconditionally guaranteed by Energen Resources. Subject to release of collateral in certain periods upon the achievement of certain investment grade ratings from designated ratings agencies, the credit facility is collateralized by certain assets of Energen, including a pledge of equity interests in subsidiaries of Energen other than Energen Resources, and by mortgages on substantially all of Energen Resources’ oil and natural gas properties. The current credit facility qualifies for classification as long-term debt on the consolidated balance sheets. The financial covenants of the credit facility require Energen to maintain a ratio of total debt to consolidated income before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and other non-cash income and expenses (EBITDAX) less than or equal to 4.0 to 1.0; to maintain a ratio of consolidated current assets (adjusted to include amounts available for borrowings and exclude non-cash derivative instruments) to consolidated current liabilities (adjusted to exclude maturities under the credit facility and non-cash derivative instruments) greater than or equal to 1.0 to 1.0; and, during certain periods, to maintain a ratio of the net present value of proved reserves of our oil and natural gas properties to consolidated total debt greater than or equal to 1.50 to 1.0. We are also bound by covenants which limit our ability to incur additional indebtedness, make certain distributions or alter our corporate structure. Energen may not pay dividends during an event of default, if the payment would result in an event of default or if availability is less than 10 percent of the loan limit under the credit facility. Our credit facility also limits our ability to enter into commodity hedges based on projected production volumes. In addition, the terms of our credit facility limit the amount we can borrow to a borrowing base amount which is determined by our lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria including commodity price outlook. The borrowing base amount is subject to redetermination semi-annually and for event-driven unscheduled redeterminations. Our next scheduled redetermination is April 1, 2016.

Under the credit facility, a cross default provision provides that any debt default of more than $75 million by Energen or Energen Resources will constitute an event of default by Energen.

Upon an uncured event of default under the credit facility, all amounts owing under the credit facility, if any, depending on the nature of the event of default will automatically, or may upon notice by the administrative agent or the requisite lenders thereunder, become immediately due and payable and the lenders may terminate their commitments under the defaulted facility. Energen was in compliance with the terms of its credit facility as of September 30, 2015.

The following is a summary of information relating to Energen’s credit facilities:

(in thousands)	September 30, 2015	December 31, 2014
Credit facility outstanding	$196,500	$485,000
Available for borrowings	1,403,500	1,515,000
Total borrowing commitments*	$1,600,000	$2,000,000
*Effective October 20, 2015, borrowing commitments were lowered to $1.4 billion.

(in thousands)	September 30, 2015	December 31, 2014
Maximum amount outstanding at any month-end	$685,000	$750,000
Average daily amount outstanding	$405,531	$482,166
Weighted average interest rates based on:
Average daily amount outstanding	1.61%	1.46%
Amount outstanding at period-end	1.46%	1.67%

Energen’s interest expense was $10.1 million and $33.1 million for the three months and nine months ended September 30, 2015, respectively. Interest expense for Energen was $11.5 million and $27.4 million for the three months and nine months ended September 30, 2014, respectively. Energen had no capitalized interest for the three months ended September 30, 2015 and 2014. Energen’s total interest expense for the nine months ended September 30, 2015 included capitalized interest expense of $32,000. Energen had capitalized interest of $37,000 for the nine months ended September 30, 2014. At September 30, 2015, Energen paid commitment fees on the unused portion of the available credit facilities at a current annual rate of 30 basis points.

5. RECONCILIATION OF EARNINGS PER SHARE (EPS)

	Three months ended			Three months ended
(in thousands, except per share amounts)	September 30, 2015			September 30, 2014
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic EPS	$(227,904)	78,742	$(2.89)	$457,251	73,093	$6.26
Effect of dilutive securities
Stock options		—			231
Non-vested restricted stock		—			68
Performance share awards		—			115
Diluted EPS	$(227,904)	78,742	$(2.89)	$457,251	73,507	$6.22

	Nine months ended			Nine months ended
(in thousands, except per share amounts)	September 30, 2015			September 30, 2014
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic EPS	$(354,925)	75,125	$(4.72)	$502,614	72,861	$6.90
Effect of dilutive securities
Stock options		—			219
Non-vested restricted stock		—			67
Performance share awards		—			91
Diluted EPS	$(354,925)	75,125	$(4.72)	$502,614	73,238	$6.86

In periods of loss, shares that otherwise would have been included in diluted average common shares outstanding are excluded. The Company had 354,479 and 374,294 of excluded shares for the three months and nine months ended September 30, 2015, respectively.

Energen had the following shares that were excluded from the computation of diluted EPS, as inclusion would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Stock options	114	6	114	6
Performance share awards	120	2	120	4

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

Petrotech Incentive Plan
The Petrotech Incentive Plan provides for the grant of stock equivalent units. These awards are liability awards which settle in cash and are remeasured each reporting period until settlement. During the first quarter of 2015, Energen awarded 59,288 Petrotech units with a fair value of $49.68 as of September 30, 2015, none of which included a market condition. Energen awarded 64,305 Petrotech units which included a market condition and had a fair value of $81.96 as of September 30, 2015. These awards have a three year vesting period. Also awarded were 1,472 Petrotech units with a sixteen month vesting period and a fair value of $49.82 as of September 30, 2015, and 265 Petrotech units with a twenty-four month vesting period and a fair value of $49.76 as of September 30, 2015, none of which included a market condition. During the third quarter of 2015, Energen awarded 4,926 Petrotech units with a fair value of $49.68 as of September 30, 2015, 176 Petrotech units with a sixteen month vesting period and a fair value of $49.82 as of September 30, 2015, and 32 Petrotech units with a twenty-four month vesting period and a fair value of $49.76 as of September 30, 2015, none of which included a market condition.

Stock Repurchase Program
During the three months and nine months ended September 30, 2015, Energen had non-cash purchases of approximately $23,000 and $4.4 million, respectively, of Energen common stock in conjunction with tax withholdings on our non-qualified deferred compensation plan and other stock compensation. Energen had non-cash purchases of Energen common stock of $0.6 million and $2.0 million during the three months and nine months ended September 30, 2014, respectively. Energen utilized internally generated cash flows in payment of the related tax withholdings.

8. EMPLOYEE BENEFIT PLANS

In October 2014, Energen’s Board of Directors elected to freeze and terminate its qualified defined benefit pension plan. A plan amendment adopted in October 2014 closed the plan to new entrants, effective November 1, 2014, and froze benefit accruals after December 31, 2014. Energen terminated the plan on January 31, 2015 and anticipates distributing benefits in late 2015 or in 2016.

Energen’s non-qualified supplemental retirement plans were terminated effective December 31, 2014. Distributions under the plans are subject to certain payment restrictions under the Internal Revenue Code and Treasury regulations and payments to plan participants were made in the first quarter of 2015 with the remainder to be made in the first quarter of 2016. In connection with the termination of these plans, the Company has also classified approximately $3.3 million as of September 30, 2015 of its investment in a Rabbi Trust from other long term assets to prepayments and other assets in the accompanying balance sheets to reflect its intent to utilize these assets to partially fund the estimated payments in the first quarter of 2016.

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

The components of net periodic benefit cost from continuing operations for Energen’s defined benefit non-contributory pension plan and certain nonqualified supplemental pension plans were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$—	$1,902	$—	$5,157
Interest cost	204	1,157	612	3,974
Expected long-term return on assets	—	(1,157)	—	(4,067)
Actuarial loss	184	1,296	553	4,115
Prior service cost amortization	—	63	—	177
Settlement charge	546	370	3,909	4,043
Net periodic expense	$934	$3,631	$5,074	$13,399

During 2015, Energen anticipates an additional contribution of $14.3 million in order to complete the distribution of plan assets related to the plan terminations. The Company made benefit payments, which were funded by the Rabbi Trust, of approximately $10.9 million during the nine months ended September 30, 2015 with respect to the termination of the non-qualified supplemental retirement plans and expects to make additional benefit payments of $30,000 through the remainder of 2015. In the three months and nine months ended September 30, 2015, Energen incurred settlement charges of $0.5 million and $1.4 million, respectively, for the payment of lump sums from the qualified defined benefit pension plans. Also in the first quarter of 2015, Energen incurred a settlement charge of $2.5 million for the payment of lump sums from the non-qualified supplemental retirement plans. In the second quarter and third quarter of 2014, Energen incurred settlement charges of $0.4 million and $0.3 million, respectively, for the payment of lump sums from the qualified defined benefit pension plan. In the first quarter of 2014, Energen incurred settlement charges of $6.9 million for the payment of lump sums from the qualified defined benefit pension plans of which $3.7 million is included in discontinued operations. Also in the first quarter and third quarter of 2014, Energen incurred settlement charges of $0.4 million and $26,000, respectively, for the payment of lump sums from the non-qualified supplemental retirement plans.

The components of net periodic postretirement benefit expense from continuing operations for Energen’s postretirement benefit plan were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$98	$87	$294	$206
Interest cost	117	137	350	587
Expected long-term return on assets	(114)	(246)	(343)	(1,016)
Actuarial gain	—	(151)	—	(572)
Transition amortization	—	9	—	39
Net periodic (income) expense	$101	$(164)	$301	$(756)

There are no required contributions to the postretirement benefit plan during 2015.

9. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Under various agreements for third-party gathering, treatment, transportation or other services, Energen is committed to deliver minimum production volumes or to pay certain costs in the event the minimum quantities are not delivered. These delivery commitments are approximately 5.9 million barrels of oil equivalent (MMBOE) through October 2020.

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

Under oversight of the Site Remediation Section of the Railroad Commission of Texas, Energen Resources has substantially completed the cleanup and remediation of oil and gas wastes in nine reserve pits in Mitchell County, Texas. The cleanup, remediation and related costs approximated $2.9 million.
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

Energen Resources appealed the Order in 2011 and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order that is now under appeal. In the Revised Order, ONRR has ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. Energen estimates that application of the Revised Order to all of the Company’s federal leases would result in ONRR claims up to approximately $24 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen continues to vigorously contest the Revised Order and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of September 30, 2015.

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

The following table sets forth capitalized exploratory well costs and includes additions pending determination of proved reserves, reclassifications to proved reserves and costs charged to expense:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Capitalized exploratory well costs at beginning of period	$99,926	$166,458	$119,439	$57,600
Additions pending determination of proved reserves	113,734	258,724	533,255	623,913
Reclassifications due to determination of proved reserves	(82,325)	(258,123)	(521,359)	(513,263)
Exploratory well costs charged to expense	—	(1,217)	—	(2,408)
Capitalized exploratory well costs at end of period	$131,335	$165,842	$131,335	$165,842

The following table sets forth capitalized exploratory well costs:

(in thousands)	September 30, 2015	December 31, 2014
Exploratory wells in progress (drilling rig not released)	$14,161	$18,781
Capitalized exploratory well costs capitalized for a period of one year or less	117,174	100,658
Total capitalized exploratory well costs	$131,335	$119,439

No wells were capitalized for a period greater than one year as of September 30, 2015 or December 31, 2014. At September 30, 2015, Energen had 55 gross exploratory wells either drilling or waiting on results from completion and testing. Of these wells, 47 are located in the Permian Basin and the remaining 8 are located in the San Juan Basin.

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

The following table reflects the components of the change in Energen’s ARO balance:

(in thousands)
Balance as of December 31, 2014	$94,060
Liabilities incurred	1,002
Liabilities settled	(712)
Accretion expense	5,379
Reclassification associated with held for sale properties*	1,052
Balance as of September 30, 2015	$100,781
*Adjustment to the reclassification of the asset retirement obligation associated with certain San Juan Basin properties included as liabilities related to assets held for sale at December 31, 2014

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides changes in the components of accumulated other comprehensive income (loss), net of the related income tax effects.

(in thousands)	Pension and Postretirement Plans
Balance as of December 31, 2014	$(22,870)
Amounts reclassified from accumulated other comprehensive income (loss)	2,901
Balance as of September 30, 2015	$(19,969)

The following table provides details of the reclassifications out of accumulated other comprehensive income (loss).

	Three months ended
	September 30,
	2015	2014
(in thousands)	Amounts Reclassified		Line Item Where Presented
Gains (losses) on cash flow hedges:
Commodity contracts	$—	$5,992	Gain (loss) on derivative instruments, net
Interest rate swap	—	(247)	Interest expense
Total cash flow hedges	—	5,745
Income tax expense	—	(2,191)
Net of tax	—	3,554
Pension and postretirement plans:
Transition obligation	—	2	General and administrative
Prior service cost	—	(74)	General and administrative
Actuarial losses	(730)	(1,430)	General and administrative
Total pension and postretirement plans	(730)	(1,502)
Income tax expense	256	525
Net of tax	(474)	(977)
Total reclassifications for the period	$(474)	$2,577

	Nine months ended
	September 30,
	2015	2014
(in thousands)	Amounts Reclassified		Line Item Where Presented
Gains (losses) on cash flow hedges:
Commodity contracts	$—	$15,781	Gain (loss) on derivative instruments, net
Interest rate swap	—	(2,280)	Interest expense
Total cash flow hedges	—	13,501
Income tax expense	—	(5,199)
Net of tax	—	8,302
Pension and postretirement plans:
Transition obligation	—	(17)	General and administrative
Prior service cost	—	(222)	General and administrative
Actuarial losses	(4,462)	(11,632)	General and administrative
Total pension and postretirement plans	(4,462)	(11,871)
Income tax expense	1,561	4,155
Net of tax	(2,901)	(7,716)
Total reclassifications for the period	$(2,901)	$586

13. ASSET IMPAIRMENT

Impairments recognized by Energen are presented below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Continuing operations:
Permian Basin oil properties
Central Basin Platform	$371,593	$—	$423,067	$—
Delaware Basin	18,653	—	22,983	—
Midland Basin	—	25,776	—	25,776
San Juan Basin properties	—	142,172	—	142,172
Permian Basin unproved leasehold properties	9,148	5,231	20,092	7,818
San Juan Basin unproved leasehold properties	—	5,733	248	5,734
Total asset impairments from continuing operations	399,394	178,912	466,390	181,500
Discontinued operations:
North Louisiana/East Texas oil and natural gas properties	—	—	—	1,667
Total asset impairments from discontinued operations	—	—	—	1,667
Total asset impairments	$399,394	$178,912	$466,390	$183,167

During the three months ended September 30, 2015, Energen recognized non-cash impairment writedowns on certain properties in the Permian Basin of $390.2 million pre-tax to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows. Our commodity price assumptions, which are based on the commodity price curve for five years and then escalated at 3 percent through our assumed price caps, declined by approximately 19 percent for oil and 12 percent for natural gas in comparable periods during the quarter. During the second quarter of 2015, Energen recognized non-cash impairment writedowns on certain properties in the Central Basin Platform of $51.5 million pre-tax, to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows. Estimated future cash flows were revised due to the receipt of an unsolicited offer for these properties. For the year-to-date September 30, 2015, Energen recognized non-cash impairment writedowns on certain properties in the Permian Basin of $446.1 million pre-tax. Non-cash impairment writedowns are reflected in asset impairment on the consolidated income statement.

Energen recognized unproved leasehold writedowns primarily on Permian properties in the Delaware Basin of $9.1 million pre-tax during the third quarter of 2015 and $20.3 million in the year-to-date. These non-cash writedowns are reflected in asset impairment on the consolidated income statement.

During the third quarter of 2014, Energen recognized a non-cash impairment writedown on certain properties in the Permian Basin of $31 million pre-tax to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows in anticipation of being designated as held for sale.

During the third quarter of 2014, a non-cash impairment writedown of $147.9 million pre-tax was recognized by Energen on certain gas properties in the San Juan Basin to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows in anticipation of being designated as held for sale. At December 31, 2014, proved reserves associated with Energen’s San Juan Basin properties totaled 69,038 MBOE.

In March 2014, Energen completed the sale of its North Louisiana/East Texas natural gas and oil properties for $30.3 million. The sale had an effective date of December 1, 2013, and the proceeds from the sale were used to repay short-term obligations. During the third quarter of 2013, Energen classified these primarily natural gas properties as held for sale and reflected the associated operating results in discontinued operations. Energen recognized a non-cash impairment writedown on these properties in the first quarter of 2014 of $1.7 million pre-tax to adjust the carrying amount of these properties to their fair value based on an estimate of the selling price of the properties. This non-cash impairment writedown was reflected in loss on disposal of discontinued operations in the three months ended March 31, 2014. Significant assumptions in valuing the proved reserves included the reserve quantities, anticipated operating costs, anticipated production taxes, future expected natural gas prices and basis differentials, anticipated production declines, and a discount rate of 10 percent commensurate with the risk of the underlying cash flow estimates. The impairment writedowns are classified as Level 3 fair value. At December 31, 2013, proved reserves associated with Energen’s North Louisiana/East Texas properties totaled 23 Bcf of natural gas and 91 MBbl of oil.

14. ACQUISITION AND DISPOSITION OF PROPERTIES

On March 31, 2015, Energen completed the sale of the majority of its natural gas assets in the San Juan Basin in New Mexico and Colorado (effective as of January 1, 2015) to Southland Royalty Company, LLC for an aggregate purchase price of $395 million. The sales proceeds were reduced by purchase price adjustments of approximately $16 million related to the operations of the San Juan Basin properties subsequent to December 31, 2014 and one-time adjustments related primarily to liabilities assumed by the buyer, which resulted in pre-tax proceeds to Energen of approximately $378 million before consideration of transaction costs of approximately $2.8 million. Energen recognized a pre-tax gain of $27.1 million on the sale. The purchase price is subject to further purchase price adjustments following closing. Energen used proceeds from the sale to reduce long-term indebtedness. At December 31, 2014, proved reserves associated with these San Juan Basin properties totaled 69,038 MBOE.

Summarized below are the consolidated results of operations for the three months and nine months ended September 30, 2015 and 2014, on an unaudited pro forma basis which gives effect to the sale as if it had occurred at the beginning of the earliest period presented. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above nor are they indicative of results of the future operations of the enterprises.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Total revenues	$295,573	$449,778	$653,151	$914,510
Gain (loss) from continuing operations	$(227,863)	$14,188	$(377,066)	$2,268
Net income (loss)	$(227,863)	$450,808	$(377,066)	$471,758
Diluted earnings per average common share from continuing operations	$(2.89)	$0.19	$(5.02)	$0.03
Diluted earnings per average common share	$(2.89)	$6.13	$(5.02)	$6.44
Basic earnings per average common share from continuing operations	$(2.89)	$0.19	$(5.02)	$0.03
Basic earnings per average common share	$(2.89)	$6.17	$(5.02)	$6.47

Energen completed an estimated total of $61.1 million in various purchases of unproved leasehold largely in the Permian Basin during the nine months ended September 30, 2015. During 2014, Energen completed a total of approximately $68.5 million in various purchases of unproved leasehold properties, including the October 2014 purchase of approximately 15,000 net acres of unproved leasehold in the Mancos formation oil play in the San Juan Basin for $22.8 million.

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

On September 2, 2014, Energen completed the transaction to sell Alagasco to Laclede for $1.6 billion, less the assumption of $267 million in debt. The net pre-tax proceeds to Energen totaled approximately $1.32 billion, resulting in a pre-tax gain of $726.5 million. This sale had an effective date of August 31, 2014. Energen used cash proceeds from the sale to reduce long-term and short-term indebtedness. During the second quarter of 2014, Energen classified Alagasco as held for sale and reflected the associated operating results in discontinued operations. Energen’s results of operations and cash flows for the three months and nine months ended September 30, 2014 presented in our unaudited consolidated financial statements and these notes reflect Alagasco as discontinued operations.

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

(in thousands)	Three months ended September 30, 2014	Nine months ended September 30, 2014
Alagasco net income (loss)	$(1,767)	$40,646
Depreciation, depletion and amortization	(103)	(408)
General and administrative	1,710	3,337
Interest expense	(4,329)	(17,306)
Other income	—	(347)
Income tax expense	1,029	5,567
Alagasco income (loss) from discontinued operations	(3,460)	31,489
Energen income (loss) from discontinued operations	(25)	(1,054)
Income (loss) from discontinued operations	$(3,485)	$30,435

(in thousands, except per share data)	Three months ended September 30, 2014	Nine months ended September 30, 2014
Natural gas distribution revenues	$39,874	$397,648
Oil and natural gas revenues	6	5,217
Total revenues	$39,880	$402,865
Pretax income (loss) from discontinued operations	$(5,938)	$48,581
Income tax expense (benefit)	(2,453)	18,146
Income (Loss) From Discontinued Operations	$(3,485)	$30,435
Gain on disposal of discontinued operations	$726,410	$724,743
Income tax expense	286,305	285,688
Gain on Disposal of Discontinued Operations	$440,105	$439,055
Total Income From Discontinued Operations	$436,620	$469,490
Diluted Earnings Per Average Common Share
Income (loss) from discontinued operations	$(0.05)	$0.42
Gain on disposal of discontinued operations	5.99	5.99
Total Income From Discontinued Operations	$5.94	$6.41
Basic Earnings Per Average Common Share
Income (loss) from discontinued operations	$(0.05)	$0.42
Gain on disposal of discontinued operations	6.03	6.03
Total Income From Discontinued Operations	$5.98	$6.45

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

16. RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment is effective for fiscal years beginning on or after December 15, 2015, and interim periods within those fiscal years. Energen does not expect the adoption of this ASU to have a material impact on its consolidated financial statements. In August 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This update clarifies the guidance regarding line-of-credit arrangements with regards to the recently issued ASU 2015-03. ASU 2015-15 allows entities to defer and present debt issue costs as an asset and subsequently amortize the deferred debt issue costs ratably over the term of the line-of-credit arrangement.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This update is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Companies may apply this update retrospectively or using a modified retrospective approach to adjust retained earnings. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which deferred the effective date of ASU No. 2014-09 to annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We are currently evaluating the impact of this guidance on our financial statements.

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

At December 31, 2014, Energen had approximately 372.7 million barrels of oil equivalent (MMBOE) total proved reserves which included 108.2 MMBOE of proved undeveloped reserves. We had approximately 46.4 MMBOE or 43 percent of our proved undeveloped reserves on leased acreage which is not held by production. The continuous development provisions of these leases extend the primary terms upon the satisfaction of certain conditions. These provisions require at least one well be drilled on such leases prior to the expiration of the primary term and that subsequent wells be drilled within a time period that is specific to each lease but ranges from 60 days to 180 days. Once a lease is developed, it remains in effect as long as production is maintained from the lease. Our drilling plans provided for the development of these proved undeveloped reserves prior to the expiration of the initial primary term or under the extended primary term as provided for under the continuous development provisions of our lease agreements.

FINANCIAL AND OPERATING PERFORMANCE

Overview of Third Quarter and Year-to-Date 2015 Results and Activities
During the three months and nine months ended September 30, 2015 as compared to the same periods in the prior year, we:

•
expanded development and exploratory activities in the Permian Basin increasing production by 922 thousand barrels of oil equivalent (MBOE) or 22.6 percent in the third quarter and 2,508 MBOE or 19.8 percent in the year-to-date;

•	experienced a significant decline in commodity prices;

•	issued 5,700,000 additional shares of common stock through a public equity offering receiving net proceeds of approximately $398.6 million and

•	completed the sale of the majority of our natural gas assets in the San Juan Basin in New Mexico and Colorado for an aggregate purchase price of approximately $395 million on March 31, 2015.

Quarter ended September 30, 2015 vs. quarter ended September 30, 2014
Energen had a net loss of $227.9 million ($2.89 per diluted share) for the three months ended September 30, 2015 as compared with net income of $457.3 million ($6.22 per diluted share) for the same period in the prior year. In the third quarter of 2015, our loss from continuing operations totaled $227.9 million ($2.89 per diluted share) as compared with income from continuing operations of $20.6 million ($0.28 per diluted share) in the same period a year ago. Energen had no discontinued operations in the current quarter. Income from discontinued operations was $436.6 million ($5.94 per diluted share) from the prior-year third quarter largely due to the sale of Alagasco. This change in income (loss) from continuing operations was primarily the result of:

•	lower realized oil, natural gas liquids and natural gas commodity prices (approximately $116.3 million after-tax);

•
year-over-year after-tax $94.9 million loss on open derivatives (resulting from an after-tax $0.8 million non-cash loss on open derivatives for the third quarter of 2015 and an after-tax $94.1 million non-cash gain on open derivatives for the third quarter of 2014);

•	non-cash impairments on certain oil properties primarily in the Central Basin Platform of the Permian Basin (approximately $249.6 million after-tax);

•	decreased natural gas and natural gas liquids production volumes (approximately $20.4 million after-tax);

•	increased depreciation, depletion and amortization (DD&A) expense (approximately $6.8 million after-tax) and

•	additional unproved leasehold writedowns primarily on Permian Basin properties in the Delaware Basin (approximately $5.8 million after-tax)

partially offset by:

•	a non-cash impairment in 2014 on certain gas properties in the San Juan Basin (approximately $94.3 million after-tax);

•	a non-cash impairment in 2014 on certain oil properties in the Permian Basin (approximately $19.8 million after-tax);

•	gain on closed derivatives (approximately $69 million after-tax);

•	increased oil production volumes (approximately $32.8 million after-tax);

•	decreased oil, natural gas liquids and natural gas production expense (approximately $8.4 million after-tax);

•	lower production and ad valorem taxes (approximately $7.9 million after-tax);

•	lower exploration expense (approximately $5.1 million after-tax) and

•	decreased general and administrative (G&A) expense (approximately $2.7 million after-tax).

Nine months ended September 30, 2015 vs. nine months ended September 30, 2014
For the 2015 year-to-date, Energen had a net loss of $354.9 million ($4.72 per diluted share) as compared with net income of $502.6 million ($6.86 per diluted share) for the same period in the prior year. For the nine months ended September 30, 2015, our loss from continuing operations totaled $354.9 million ($4.72 per diluted share) as compared with income from continuing operations of $33.1 million ($0.45 per diluted share) in the same period a year ago. Energen had no discontinued operations in the current year-to-date. Income from discontinued operations was $469.5 million ($6.41 per diluted share) from the prior year-to-date largely due to the sale of Alagasco. This change in income (loss) from continuing operations was primarily the result of:

•	lower realized oil, natural gas liquids and natural gas commodity prices (approximately $355.5 million after-tax);

•
year-over-year after-tax $148.7 million loss on open derivatives (resulting from an after-tax $114.3 million non-cash loss on open derivatives for the first nine months of 2015 and an after-tax $34.5 million non-cash gain on open derivatives for the first nine months of 2014);

•	non-cash impairments on certain oil properties in the Central Basin Platform of the Permian Basin (approximately $285.3 million after-tax);

•	decreased natural gas and natural gas liquids production volumes (approximately $46.4 million after-tax);

•	higher DD&A expense (approximately $22 million after-tax);

•	additional unproved leasehold writedowns primarily on Permian Basin properties in the Delaware Basin (approximately $13 million after-tax) and

•	higher interest expense (approximately $3.7 million after-tax)

partially offset by:

•	gain on closed derivatives (approximately $200 million after-tax);

•	higher oil production volumes (approximately $106.3 million after-tax);

•	a non-cash impairment in 2014 on certain gas properties in the San Juan Basin (approximately $94.3 million after-tax);

•	a non-cash impairment in 2014 on certain oil properties in the Permian Basin (approximately $21.4 million after-tax);

•	gain on sale of the majority of our natural gas assets in the San Juan Basin (approximately $17.3 million after tax);

•	lower production and ad valorem taxes (approximately $22.6 million after-tax);

•	decreased oil, natural gas liquids and natural gas production expense (approximately $15.3 million after-tax) and

•	lower exploration expense (approximately $5.7 million after-tax).

2015 Outlook
2015 Capital Estimate: Energen plans to continue investing significant capital in oil and natural gas production operations. In the 2015 year-to-date, Energen has incurred approximately $891 million on its oil and natural gas capital program and expects the total for 2015 to approximate $1.1 billion, primarily all of which is for existing properties and exploration. Capital expenditures by area and targeted formation during 2015 are planned as follows:

(in thousands)	2015
Permian
Midland Basin
Wolfcamp	$526,000
Spraberry	173,000
Wolfberry	16,000
Salt water disposal/Facilities	84,000
Non-operated/Other	11,000
Delaware Basin
Bone Spring	17,000
Wolfcamp	69,000
Wolfbone	15,000
Salt water disposal/Facilities	26,000
Non-operated/Other	8,000
Other Permian	6,000
San Juan Basin/Other	60,000
Net Carry-in/Carry Out/Miscellaneous	(9,000)
Acquisitions/Lease Extensions/Unproved Leasehold	66,000
Total	$1,068,000

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

To finance capital spending, Energen expects to use internally generated cash flow supplemented by our existing credit facility. We also used the $378 million ($395 million aggregate purchase price before purchase price adjustments) of pre-tax proceeds from the sale of certain San Juan Basin properties. Energen also may issue long-term debt and additional equity periodically to replace short-term obligations, enhance liquidity and provide for permanent financing. Access to capital is an integral part of Energen’s business plan. While we expect to have ongoing access to our credit facility and long-term capital markets, continued access could be adversely affected by current and future economic and business conditions and possible credit rating downgrades.

Results of Operations
The following table summarizes information regarding our production and operating data from continuing operations.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except sales price and per unit data)	2015	2014	2015	2014
Operating and production data from continuing operations
Oil, natural gas liquids and natural gas sales
Oil	$160,531	$260,447	$491,158	$776,952
Natural gas liquids	11,001	31,259	36,616	90,625
Natural gas	16,866	59,067	67,736	189,870
Total	$188,398	$350,773	$595,510	$1,057,447
Open non-cash mark-to-market gains (losses) on derivative instruments
Oil	$5,760	$128,346	$(149,743)	$40,710
Natural gas liquids	—	1,276	—	1,603
Natural gas	(6,924)	17,665	(27,939)	11,672
Total	$(1,164)	$147,287	$(177,682)	$53,985
Closed gains (losses) on derivative instruments
Oil	$98,072	$(6,012)	$230,885	$(46,568)
Natural gas liquids	—	873	—	1,228
Natural gas	10,265	5,587	37,042	853
Total	$108,337	$448	$267,927	$(44,487)
Total revenues	$295,571	$498,508	$685,755	$1,066,945
Production volumes
Oil (MBbl)	3,610	3,017	10,439	8,601
Natural gas liquids (MMgal)	44.4	46.5	125.5	129.2
Natural gas (MMcf)	7,362	15,156	27,774	43,956
Total production volumes (MBOE)	5,893	6,651	18,055	19,003
Average daily production volumes
Oil (MBbl/d)	39.2	32.8	38.2	31.5
Natural gas liquids (MMgal/d)	0.5	0.5	0.5	0.5
Natural gas (MMcf/d)	80.0	164.7	101.7	161.0
Total average daily production volumes (MBOE/d)	64.1	72.3	66.1	69.6
Average realized prices excluding effects of open non-cash mark-to-market derivative instruments
Oil (per barrel)	$71.64	$84.33	$69.17	$84.92
Natural gas liquids (per gallon)	$0.25	$0.69	$0.29	$0.71
Natural gas (per Mcf)	$3.69	$4.27	$3.77	$4.34
Average realized prices excluding effects of all derivatives instruments
Oil (per barrel)	$44.47	$86.33	$47.05	$90.33
Natural gas liquids (per gallon)	$0.25	$0.67	$0.29	$0.70
Natural gas (per Mcf)	$2.29	$3.90	$2.44	$4.32
Costs per BOE
Oil, natural gas liquids and natural gas production expenses	$9.26	$10.18	$9.74	$10.52
Production and ad valorem taxes	$2.27	$3.87	$2.54	$4.27
Depreciation, depletion and amortization	$25.42	$20.91	$24.04	$21.03
Exploration expense	$0.08	$1.27	$0.68	$1.12
General and administrative	$4.01	$4.18	$5.23	$4.92
Net capital expenditures	$230,900	$356,725	$891,491	$950,993

Revenues: Our revenues fluctuate primarily as a result of realized commodity prices, production volumes and the value of our derivative contracts.
Our revenues are predominantly derived from the sale of oil, natural gas liquids and natural gas. In the third quarter of 2015, commodity sales decreased $162.4 million or 46.3 percent from the same period of 2014. In the nine months ended September 30, 2015, commodity sales decreased $461.9 million or 43.7 percent from the same period of 2014. Particular factors impacting commodity sales include the following:

•
Oil volumes in the third quarter increased 19.7 percent to 3,610 thousand barrels (MBbl) as new drilling in the horizontal Wolfcamp in the Midland and Delaware basins more than offset declines in the Wolfberry in the Midland Basin, 3rd Bone Spring in the Delaware Basin and the Central Basin Platform. For the year-to-date, oil volumes rose 21.4 percent to 10,439 MBbl.

•
Average realized oil prices fell 48.5 percent to $44.47 per barrel during the three months ended September 30, 2015. Average realized oil prices decreased 47.9 percent to $47.05 per barrel during the nine months ended September 30, 2015.

•
Natural gas liquids production for the current quarter decreased 4.5 percent to 44.4 million gallons (MMgal). For the year-to-date, natural gas liquids production declined 2.9 percent to 125.5 MMgal due to the sale of the majority of our natural gas assets in the San Juan Basin.

•
Average realized natural gas liquids prices decreased 62.7 percent to an average price of $0.25 per gallon during the third quarter of 2015. Average realized natural gas liquids prices decreased 58.6 percent to an average price of $0.29 per gallon during the nine months ended September 30, 2015.

•
Natural gas production decreased 51.4 percent to 7.4 billion cubic feet (Bcf) in the third quarter due to the sale of natural gas assets in the San Juan Basin and normal declines in the San Juan Basin partially offset by accelerated completions and new well performance in the Permian Basin. For the nine months ended September 30, 2015, natural gas production declined 36.8 percent to 27.8 Bcf.

•
Average realized natural gas prices declined 41.3 percent to $2.29 per thousand cubic feet (Mcf) during the three months ended September 30, 2015. For the current year-to-date, average realized natural gas prices fell 43.5 percent to $2.44 per Mcf.

Realized prices exclude the effects of derivative instruments.

Gains on derivative instruments were $107.2 million in the third quarter of 2015 compared to gains of $147.7 million in the same period of 2014. Gains on derivative instruments were $90.2 million in the nine months ended September 30, 2015 compared to gains of $9.5 million in the same period of 2014. Our earnings are significantly affected by the changes of our derivative instruments. Increases or decreases in the expected commodity price outlook generally result in the opposite effect on the fair value of our derivatives. However, these gains and losses are generally expected to be offset by the unhedged price on the related commodities.
Oil, natural gas liquids and natural gas production expense: The following table provides the components of our oil, natural gas liquids and natural gas production expenses:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per unit data)	2015	2014	2015	2014
Lease operating expenses	$33,782	$35,089	$108,184	$100,738
Workover and repair costs	17,571	21,951	51,910	66,736
Marketing and transportation	3,245	10,680	15,839	32,387
Total oil, natural gas liquids and natural gas production expense	$54,598	$67,720	$175,933	$199,861
Oil, natural gas liquids and natural gas production expense per BOE	$9.26	$10.18	$9.74	$10.52

Energen had oil, natural gas liquids and natural gas production expense of $54.6 million and $175.9 million during the three months and nine months ended September 30, 2015, respectively, as compared to $67.7 million and $199.9 million during the same periods in 2014. Lease operating expense may be positively or negatively impacted by property acquisitions and dispositions and also generally reflects year-over-year increases in the number of active wells resulting from Energen’s ongoing development and exploratory activities. Overall lease operating expense was positively impacted in the current quarter and year-to-date by the sale of the San Juan Basin.

•
Lease operating expense decreased $1.3 million for the quarter largely due to lower other operations and maintenance expense (approximately $2.3 million), decreased electrical costs (approximately $1.4 million) and decreased water disposal costs (approximately $0.8 million) partially offset by higher equipment rental costs (approximately $1.8 million), higher non-operated costs (approximately $0.8 million) and increased gathering costs (approximately $0.7 million). On a per unit basis, the average lease operating expense for the current quarter was $5.72 per barrel of oil equivalent (BOE) as compared to $5.27 per BOE in the same period a year ago.

•
In the year-to-date, lease operating expense increased $7.4 million primarily due to additional equipment rental costs (approximately $4.5 million), higher water disposal costs (approximately $3.6 million), increased non-operated costs (approximately $2.2 million), increased gathering costs (approximately $2 million), higher labor costs (approximately $1.7 million) and higher environmental compliance costs (approximately $1.3 million) partially offset by lower other operations and maintenance expense (approximately $5.4 million) and decreased electrical costs (approximately $3.1 million). For the nine months ended September 30, 2015, the average lease operating expense was $5.98 per BOE as compared to $5.31 per BOE in the previous period.

Workover and repair costs decreased approximately $4.4 million in the three months ended September 30, 2015 and $14.8 million in the year-to-date primarily due to lower incidence of offset well stimulation interference.

In the three months ended September 30, 2015, marketing and transportation costs decreased $7.4 million and $16.5 million year-to-date primarily due to lower natural gas volumes as a result of the sale of certain San Juan Basin natural gas assets.

Production and ad valorem taxes: Production and ad valorem taxes were $13.4 million ($2.27 per BOE) and $45.8 million ($2.54 per BOE), respectively, during the three months and nine months ended September 30, 2015 as compared to $25.7 million ($3.87 per BOE) and $81.1 million ($4.27 per BOE) during the same periods in 2014. In the current quarter, production-related taxes were $10 million lower as decreased commodity market prices contributed approximately $7.7 million and lower net production volumes contributed approximately $2.3 million. In the year-to-date, production-related taxes were $28.5 million lower as decreased commodity market prices contributed approximately $25.5 million and lower net production volumes contributed approximately $3 million. Commodity market prices exclude the effects of derivative instruments for purposes of determining production taxes. Decreased ad valorem taxes of $2.4 million in the quarter and $6.8 million year-to-date were largely driven by the factor adjusted price impact on our Texas oil and natural gas properties.

Depreciation, depletion and amortization: Energen’s DD&A expense for the quarter rose $10.7 million and $34.4 million year-to-date. The average depletion rate for the current quarter was $25.42 per BOE as compared to $20.91 per BOE in the same period a year ago. For the nine months ended September 30, 2015, the average depletion rate was $24.04 per BOE as compared to $21.03 per BOE in the previous period. The increase in the current quarter and year-to-date per unit depletion rate which contributed approximately $26.2 million and $53 million to the increase in DD&A expense was largely due to higher rates resulting from an increase in development costs. Lower net production volumes reduced DD&A expense approximately $15.7 million and $19.8 million for the quarter and year-to-date, respectively.

Asset impairment: During the three months ended September 30, 2015, Energen recognized non-cash impairment writedowns on certain properties in the Permian Basin of $390.2 million pre-tax to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows. Our commodity price assumptions, which are based on the commodity price curve for five years and then escalated at 3 percent through our assumed price caps, declined by approximately 19 percent for oil and 12 percent for natural gas in comparable periods during the quarter. During the second quarter of 2015, Energen recognized non-cash impairment writedowns on certain properties in the Central Basin Platform of $51.5 million pre-tax, to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows. Estimated future cash flows were revised due to the receipt of an unsolicited offer for these properties. For the year-to-date September 30, 2015, Energen recognized non-cash impairment writedowns on certain properties in the Permian Basin of $446.1 million pre-tax. Non-cash impairment writedowns are reflected in asset impairment on the consolidated income statement.

During the third quarter of 2014, Energen recognized a non-cash impairment writedown on certain properties in the Permian Basin of $31 million pre-tax to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows in anticipation of being designated as held for sale.

During the third quarter of 2014, a non-cash impairment writedown of $147.9 million pre-tax was recognized by Energen on certain gas properties in the San Juan Basin to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows in anticipation of being designated as held for sale. At December 31, 2014, proved reserves associated with Energen’s San Juan Basin properties totaled 69,038 MBOE.

Energen recognized unproved leasehold writedowns primarily on Permian properties in the Delaware Basin of $9.1 million pre-tax and $20.3 million pre-tax during the third quarter of 2015 and year-to-date, respectively. These non-cash writedowns are reflected in asset impairment on the consolidated income statement.

Exploration: The following table provides a detail of our exploration expense:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per unit data)	2015	2014	2015	2014
Geological and geophysical	$31	$889	$4,972	$2,545
Dry hole costs	469	7,505	6,967	8,791
Delay rentals and other	(7)	23	335	9,882
Total exploration expense	$493	$8,417	$12,274	$21,218
Total exploration expense per BOE	$0.08	$1.27	$0.68	$1.12

Exploration expense decreased $7.9 million in the third quarter of 2015 primarily due to lower dry hole costs and seismic costs. For the nine months ended September 30, 2015, exploration expense decreased $8.9 million largely as a result of lower delay rentals and dry hole costs partially offset by increased seismic costs. Delay rentals are lower in the current year due to the sale of certain San Juan Basin properties.

General and administrative: The following table provides details of our G&A expense:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per unit data)	2015	2014	2015	2014
General and administrative	$3,766	$6,251	$22,437	$23,626
Benefit and performance-based compensation costs	6,369	9,124	32,275	33,197
Labor costs	13,496	12,409	39,626	36,676
Total general and administrative expense	$23,631	$27,784	$94,338	$93,499
Total general and administrative expense per BOE	$4.01	$4.18	$5.23	$4.92

Total G&A expense decreased $4.2 million for the three months ended September 30, 2015 largely due to decreased costs from Energen’s benefit and performance-based compensation plans, lower professional services, other G&A expense declines due to operating in a lower commodity price environment and decreased legal expenses partially offset by increased labor costs. G&A expense rose $0.8 million for the year-to-date primarily due to higher legal expenses and increased labor costs partially offset by decreased costs from Energen’s benefit and performance-based compensation plans and other G&A expense declines due to operating in a lower commodity price environment. Included in costs from the benefit and performance-based compensation plans were pension costs of $0.9 million and $5.1 million for the three months and nine months ended September 30, 2015, respectively, as compared to $3.5 million and $13.4 million during the same periods in 2014.

(Gain) loss on sale of assets and other: On March 31, 2015, Energen completed the sale of the majority of our natural gas assets in the San Juan Basin in New Mexico and Colorado (effective as of January 1, 2015) to Southland Royalty Company, LLC for an aggregate purchase price of $395 million. The sales proceeds were reduced by purchase price adjustments of approximately $16 million related to the operations of the San Juan Basin properties subsequent to December 31, 2014 and one-time adjustments related primarily to liabilities assumed by the buyer, which resulted in pre-tax proceeds to Energen of approximately $378 million before consideration of transaction costs of approximately $2.8 million. Energen recognized a pre-tax gain of $27.1 million on the sale. The purchase price is subject to further purchase price adjustments following closing. Energen used proceeds from the sale to reduce long-term indebtedness. At December 31, 2014, proved reserves associated with these San Juan Basin properties totaled 69,038 MBOE.

Interest expense: Interest expense decreased $1.4 million in the third quarter of 2015 and increased $5.7 million for the nine months ended September 30, 2015. Lower interest in the quarter was primarily due to a prior year write-off of debt issuance costs associated with the $600 million Senior Term Loans. Year-to-date interest expense increased largely due to the classification of interest expense associated with debt required to be extinguished as discontinued operations in the prior year partially offset by the prior year write-off of debt issuance costs associated with the $600 million Senior Term Loans.

Income tax expense (benefit): Income tax expense decreased $146.4 million for the three months ended September 30, 2015 and $223.6 million for the nine months ended September 30, 2015, as compared to the same periods in the prior year, largely due to lower pre-tax income. Energen’s effective tax rate fluctuates in periods in which significant commodity price volatility impacts the unrealized derivative gains and losses reflected in income from continuing operations. On June 15, 2015, a Texas tax bill was signed into law which reduces the Texas Franchise Tax (Margin Tax) rate from 1 percent to 0.75 percent for taxpayers not engaged in retail or wholesale trade. The tax rate reduction is applicable for tax reports originally due on or after January 1, 2016. Energen recognized a $3.1 million income tax benefit during the second quarter of 2015, the period the law was enacted, to reflect the impact of this change.

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

FINANCIAL POSITION AND LIQUIDITY

Cash Flow
The key drivers impacting our cash flow from operations are our oil, natural gas liquids and natural gas production volumes and overall commodity market prices, net of the effects of settlements on our derivative commodity instruments. We rely on our cash flows from operations supplemented by borrowings under our syndicated credit facility to fund our capital spending plans and working capital requirements. We also used the pre-tax proceeds from the sale of certain San Juan Basin properties.

Net cash provided by operating activities: Net cash provided by operating activities for the nine months ended September 30, 2015 was $521.9 million as compared to $709.3 million for the same period of 2014. The year-to-date 2014 included discontinued operations primarily associated with cash flows from Alagasco of $112.2 million. Energen’s working capital was influenced by commodity prices, the timing of payments and recoveries and included pension and postretirement benefit contributions of $10.9 million in the current period.

Net cash provided by (used in) investing activities: Net cash used in investing activities for the nine months ended September 30, 2015 was $630.6 million as compared to net cash provided by investing activities of $345.5 million for the same period of 2014. Energen incurred on a cash basis $1,024 million in capital expenditures including $855 million largely related to the development of oil and natural gas properties, $106 million for payment of accrued capital costs and $63 million primarily related to unproved leasehold acquisitions. Included in the proceeds from the sale of assets are cash proceeds of $384 million from the sale of certain San Juan Basin assets and $8.6 million from the sale of Alagasco.

Net cash provided by (used in) financing activities: Net cash provided by financing activities for the nine months ended September 30, 2015 was $107.5 million as compared to net cash used in financing activities of $1,059.0 million for the same period of 2014. Net cash provided by financing activities in the year-to-date 2015 was primarily due to the issuance of 5,700,000 shares of common stock largely offset by the repayment of credit facility borrowings. Net cash used in financing activities in the year-to-date 2014 was primarily due to the repayment of the Senior Term Loans, a decrease in credit facility borrowings and discontinued operations primarily related to the sale of Alagasco. For each of the periods, net cash provided by (used in) financing activities also reflected dividends paid to common shareholders and cash received from the issuance of common stock through the Company’s stock-based compensation plan.

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

Commodity hedges in place for 2015 and 2016 will help mitigate some of the commodity price volatility and recent declines. We currently have approximately 3,513 MBbl of oil and 7 Bcf of natural gas hedged for the remainder of 2015. In addition we have approximately 1,086 MBbl of oil hedged for 2016. See Item 3, Quantitative and Qualitative Disclosures about Market Risk, for a full detail of our hedged volumes.

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

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net gain position with twelve of our active counterparties and in a net loss position with the remaining two at September 30, 2015. Energen has policies in place to limit hedging to not more than 80 percent of our estimated annual production; however, Energen’s credit facility contains a covenant which operates to limit hedging at a lower threshold in certain circumstances.

See Note 3, Fair Value Measurements, in the Condensed Notes to Unaudited Consolidated Financial Statements for information regarding our policies on fair value measurement.

Credit Facility and Working Capital
Access to capital is an integral part of Energen’s business plan. While we expect to have ongoing access to our credit facility and long-term capital markets, continued access could be adversely affected by current and future economic and business conditions and possible credit rating downgrades. On September 2, 2014, Energen entered into a five-year syndicated secured credit facility with domestic and foreign lenders. On October 20, 2015, the borrowing base and aggregate commitments were reduced to $1.4 billion in association with the semi-annual redetermination required under the agreement. Energen’s obligations under the $1.4 billion syndicated credit facility are unconditionally guaranteed by Energen Resources. The financial covenants of the credit facility require Energen to maintain a ratio of total debt to consolidated income before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and other non-cash income and expenses (EBITDAX) less than or equal to 4.0 to 1.0; to maintain a ratio of consolidated current assets (adjusted to include amounts available for borrowings and exclude non-cash derivative instruments) to consolidated current liabilities (adjusted to exclude maturities under the credit facility and non-cash derivative instruments) greater than or equal to 1.0 to 1.0; and, during certain periods, to maintain a ratio of the net present value of proved reserves of our oil and natural gas properties to consolidated total debt greater than or equal to 1.50 to 1.0. We are also bound by covenants which limit our ability to incur additional indebtedness, make certain distributions or alter our corporate structure. Energen may not pay dividends during an event of default, if the payment would result in an event of default or if availability is less than 10 percent of the loan limit under the credit facility. Our credit facility also limits our ability to enter into commodity hedges based on projected production volumes. In addition, the terms of our credit facility limit the amount we can borrow to a borrowing base amount which is determined by our lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria including commodity price outlook. The borrowing base amount is subject to redetermination semi-annually and for event-driven unscheduled redeterminations. Our next scheduled redetermination is April 1, 2016.

At September 30, 2015, Energen reported negative working capital of $63.9 million arising from current liabilities of $348.5 million exceeding current assets of $284.7 million. Working capital at Energen is influenced by the fair value of derivative financial instruments associated with future production. Energen has $153.8 million in current assets and $3.1 million in current liabilities, respectively, associated with its derivative instruments at September 30, 2015. Energen relies upon cash flows from operations supplemented by our credit facility to fund working capital needs.

Equity Offering and Shares Issued
During the second quarter of 2015, Energen issued 5,700,000 additional shares of common stock through a public equity offering. We received net proceeds of approximately $398.6 million, after deducting offering expenses. Net proceeds from this offering were initially used to repay borrowings under our credit facility and for general corporate purposes.

The following table provides a detail of shares issued by Energen:

(in thousands)	September 30, 2015	December 31, 2014
Shares outstanding	78,798	72,973
Treasury stock*	2,970	2,903
Shares issued	81,768	75,876
*Excludes 50,062 shares and 78,254 shares held in the 1997 Deferred Compensation Plan at September 30, 2015 and December 31, 2014, respectively.

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

Employee Benefit Plans
In October 2014, Energen’s Board of Directors elected to freeze and terminate its qualified defined benefit pension plan. A plan amendment adopted in October 2014 closed the plan to new entrants, effective November 1, 2014, and froze benefit accruals after December 31, 2014. Energen terminated the plan on January 31, 2015 and anticipates distributing benefits in late 2015 or in 2016.

Energen’s non-qualified supplemental retirement plans were terminated effective December 31, 2014. Distributions under the plans are subject to certain payment restrictions under the Internal Revenue Code and Treasury regulations and payments to plan participants were made in the first quarter of 2015 with the remainder to be made in the first quarter of 2016. In connection with the termination of these plans, the Company has also classified approximately $3.3 million as of September 30, 2015 of its investment in a Rabbi Trust from other long term assets to prepayments and other assets in the accompanying balance sheets to reflect its intent to utilize these assets to partially fund the estimated payments in the first quarter of 2016.

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

Energen Resources appealed the Order in 2011 and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order that is now under appeal. In the Revised Order, ONRR has ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. Energen estimates that application of the Revised Order to all of the Company’s federal leases would result in ONRR claims up to approximately $24 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen continues to vigorously contest the Revised Order and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of September 30, 2015.

Critical Accounting Policies and Estimates
We consider accounting policies related to our accounting for oil and natural gas producing activities and related proved reserves, asset impairments, derivatives, employee benefit plans and asset retirement obligations as critical accounting policies. These policies are summarized in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2014. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used.

Asset Impairments: We monitor the business environment and our oil and natural gas properties for events that could result in a potential impairment. Further, we make assumptions about future expectations in our evaluation of potential impairment. Such assumptions include, but are not necessarily limited to, commodity prices and related basis differentials, transportation costs, inflation assumptions, well and reservoir performance, severance and ad valorem taxes, other operating and future development costs, and general business plans.

Our commodity price assumption is a significant and volatile uncertainty in our estimate, and we are unable to reliably forecast future commodity prices. Our assumption is therefore based on the commodity price curve for the next five years and then escalated at 3 percent through our assumed price caps. Our other assumptions generally have less volatility than the price assumption with variances tending to be field specific and more localized in effect. However, these assumptions can also be impacted by a higher or lower inflationary environment, limitations on takeaway capacity, well and reservoir performance over time, changes to governmental taxation, or changes to cost assumptions, operational and development plans, or the general economic or business environment.

Certain impairments were recognized during the quarter as discussed under Asset Impairments in our Results of Operations. A further decline in our price assumptions by 10 percent (assuming all other assumptions are held constant) would result in approximately $32 million of incremental expense for properties impaired at September 30, 2015. No additional properties were impaired due to the assumed price declines. Other assumptions such as operating costs, transportation costs, well and reservoir performance, severance and ad valorem taxes, operating and development plans may also change given an assumed 10 percent commodity price decline. However, we are unable to estimate their correlation to the price change and these other assumptions may worsen or partially mitigate some of the estimated impairment.

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

We have more oil proved reserves than natural gas proved reserves, so oil prices are more likely to have an impact on our business than natural gas prices. Approximately 59.4 percent of our September 30, 2015 proved reserves are oil. Commodity prices for oil, natural gas liquids and natural gas are reflections of supply and demand and are subject to many factors that are beyond our control, including:

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

At September 30, 2015, approximately 93 percent and 7 percent of our total estimated proved reserves were attributable to properties located in the Permian Basin of west Texas and San Juan Basin of New Mexico, respectively. As a result of this geographic concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in these areas caused by:

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

Commodity price risk: Energen’s major market risk exposure is in the pricing applicable to its oil and gas production. Historically, prices received for oil, natural gas liquids and natural gas production have been volatile due to seasonal weather patterns, world and national supply-and-demand factors and general economic conditions. Crude oil prices also are affected by quality differentials, by worldwide political developments and by actions of the Organization of the Petroleum Exporting Countries. Basis differentials, like the underlying commodity prices, can be volatile because of regional supply-and-demand factors, including seasonal factors and the availability and price of transportation to consuming areas. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for information regarding the changes in average realized commodity prices.

We periodically enter into derivative commodity instruments to hedge our exposure to price fluctuations on oil, natural gas liquids and natural gas production. Such instruments may include over-the-counter swaps and basis swaps typically executed with investment and commercial banks and energy-trading firms.

As of September 30, 2015, Energen had entered into the following transactions for the remainder of 2015 and subsequent years:

Production Period	Total Hedged Volumes		Average Contract Price	Description	Fair Value (in thousands)
Oil
2015	3,513	MBbl	$78.28 Bbl	NYMEX Swaps	$114,076
2016	1,086	MBbl	$63.80 Bbl	NYMEX Swaps	15,693
Oil Basis Differential
2015	1,890	MBbl	$(4.55) Bbl	WTI/WTI Basis Swaps	(9,731)
2015	540	MBbl	$(4.30) Bbl	WTS/WTI Basis Swaps	(2,762)
2016	7,524	MBbl	$(1.92) Bbl	WTI/WTI Basis Swaps	(13,297)
2016	2,117	MBbl	$(1.63) Bbl	WTS/WTI Basis Swaps	(3,427)
Natural Gas
2015	5.5	Bcf	$4.14 Mcf	Basin Specific Swaps - San Juan	9,018
2015	1.5	Bcf	$4.20 Mcf	Basin Specific Swaps - Permian	2,568
September 2015 contracts (closed but not cash settled)					38,192
Total					$150,330
WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing
WTS - West Texas Sour/Midland, WTI - West Texas Intermediate/Cushing

Realized prices are anticipated to be lower than New York Mercantile Exchange prices primarily due to basis differences and other factors. See Note 3, Fair Value Measurements, in the Condensed Notes to Unaudited Consolidated Financial Statements for a summary of changes in the fair value of Energen’s Level 3 derivative commodity instruments.

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

Interest rate risk: Our interest rate exposure as of September 30, 2015 primarily relates to our syndicated credit facility with variable interest rates. At September 30, 2015, we had interest rate swap agreements with a notional value of $83.3 million. The interest rate swaps exchange a variable interest rate for a fixed interest rate of 1.0425 percent. The fair value of our interest rate swaps was a $0.4 million liability at September 30, 2015. The weighted average interest rate for amounts outstanding at September 30, 2015 was 1.46 percent. All long-term debt obligations, other than our credit facility, were at fixed rates at September 30, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans**
July 1, 2015 - July 31, 2015	—		$—	—	3,373,161
August 1, 2015 - August 31, 2015	—		—	—	3,373,161
September 1, 2015 - September 30, 2015	448	*	50.32	—	3,373,161
Total	448		$50.32	—	3,373,161
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
Third Amendment to the Credit Agreement, dated as of October 20, 2015, by and among Energen Corporation, as borrower, Wells Fargo Bank, National Association, as administrative agent, Energen Resources Corporation, as guarantor, and the institutions named therein as lenders which was filed as Exhibit 10.1 to Energen’s Current Report on Form 8-K, dated October 20, 2015.

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
ended September 30, 2015 are formatted in XBRL

*Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

ENERGEN CORPORATION

November 6, 2015	By	/s/ J. T. McManus, II
J. T. McManus, II Chairman, Chief Executive Officer and President of Energen Corporation

November 6, 2015	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr. Vice President, Chief Financial Officer and Treasurer of Energen Corporation

November 6, 2015	By	/s/ Russell E. Lynch, Jr.
Russell E. Lynch, Jr. Vice President and Controller of Energen Corporation