Form 10-K
period 2015-12-31
ENERGEN CORP
filed 2016-02-16
CIK 277595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

Commission file number 1-7810
Energen Corporation
(Exact name of registrant as specified in its charter)

Alabama	63-0757759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

605 Richard Arrington Jr. Boulevard North, Birmingham, Alabama 35203-2707	35203-2707
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code
(205) 326-2700

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015: $5,283,012,351

Number of shares outstanding of the registrant’s common stock as of February 5, 2016: 78,791,451 shares

DOCUMENTS INCORPORATED BY REFERENCE
Energen Corporation Proxy Statement to be filed on or about March 21, 2016 (Part III, Item 10-14)

INDUSTRY GLOSSARY

For a more complete definition of certain terms defined below, as well as other terms and concepts applicable to successful efforts accounting, please refer to Rule 4-10(a) of Regulation S-X, promulgated pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended.

Basin	A large natural depression on the earth’s surface in which sediments accumulate.

Basis	The difference between the futures price for a commodity and the corresponding cash spot price. This commonly is related to factors such as product quality, location and contract pricing.

Basin Specific	A type of derivative contract whereby the contract’s settlement price is based on specific geographic basin indices.

Bbl	A standard barrel containing 42 United States gallons.

Bcf	One billion cubic feet of natural gas.

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

Field	An area consisting of a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

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

Reservoir
A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.

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

Undeveloped Acreage
Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, appearing in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are noted in Energen’s disclosure and analysis as permitted by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among other things, statements about our expectations, beliefs, intentions or business strategies for the future, statements concerning our outlook with regard to the timing and amount of future production of oil, natural gas liquids and natural gas, price realizations, the nature and timing of capital expenditures for exploration and development, plans for funding operations and drilling program capital expenditures, the timing and success of specific projects, operating costs and other expenses, proved oil and natural gas reserves, liquidity and capital resources, outcomes and effects of litigation, claims and disputes and derivative activities. In particular, forward-looking statements may include words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “foresee”, “intend”, “may”, “plan”, “potential”, “predict”, “project”, “seek”, “will” or other words or expressions concerning matters that are not historical facts. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing.

Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	volatility of oil, natural gas liquids and natural gas prices;

•	uncertainties about the estimates of our proved oil, natural gas liquids and natural gas reserves;

•	drilling risks;

•	risks associated with our concentration of operations in the Permian Basin of west Texas and New Mexico and the San Juan Basin in New Mexico;

•	competition in the oil and natural gas industry;

•	the adequacy of our capital resources, access to financing and liquidity;

•	operational risks including risks of personal injury, property damage and environmental damage;

•	changes in the regulatory environment at the federal, state, or local level and our ability to comply with regulations promulgated by the various regulatory bodies;

•
changes in and the effects of environmental and other governmental regulation that applies to our operations, including new legislation or regulation of hydraulic fracturing, water use and disposal, permitting, climate change and other legal requirements;

•	instability in the domestic and global capital and credit markets;

•
financial strength of the parties with whom we do business, including other working interest owners, providers of midstream services, providers of oilfield services, purchasers of our oil, natural gas liquids and natural gas and the counterparties to our derivative contracts;

•	changes in domestic and global economic and business conditions that impact the demand for oil, natural gas liquids and natural gas;

•
changes in domestic and global supplies of oil, natural gas and natural gas liquids arising from economic and business conditions (including actions by the Organization of the Petroleum Exporting Countries);

•
uncertainties about our ability to successfully execute our business and financial plans and strategies, including but not limited to our ability to economically develop our proved oil, natural gas liquids and natural gas reserves and to replace those reserves as scheduled as well our ability to project future rates of production and the timing of development expenditures;

•	risks associated with our ability to execute on property acquisitions and divestitures including market liquidity, price levels, timing and financing associated with such transactions;

•	the effectiveness of and our ability to use derivative instruments as part of our risk management activities;

•	the costs and effects of litigation; and

•	acts of nature, sabotage, terrorism or other malicious intentional acts (including cyber-attacks), war and other similar acts that disrupt operations or cause damage greater than covered by insurance.

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

PART I

ITEM 1.    BUSINESS

General

Energen Corporation (Energen or the Company) is an oil and natural gas exploration and production company engaged in the exploration, development and production of oil, natural gas liquids and natural gas in the Permian Basin in west Texas and the San Juan Basin in New Mexico. Headquartered in Birmingham, Alabama, our operations are conducted through our subsidiary, Energen Resources Corporation (Energen Resources). At December 31, 2015, our remaining San Juan Basin properties were classified as held for sale and, subsequent to year-end, we classified other Permian Basin non-core properties in the Delaware Basin as held for sale.

Prior to September 2, 2014, Energen owned Alabama Gas Corporation (Alagasco), which was engaged in the purchase, distribution and sale of natural gas principally in central and north Alabama. On September 2, 2014, Energen completed the transaction to sell Alagasco to The Laclede Group, Inc. (Laclede) for $1.6 billion, less the assumption of $267 million in debt. The net pre-tax proceeds to Energen totaled approximately $1.32 billion resulting in a pre-tax gain of $726.5 million. This sale had an effective date of August 31, 2014. Energen used cash proceeds from the sale to reduce long-term and short-term indebtedness. During the second quarter of 2014, Energen classified Alagasco as held for sale and reflected the associated operating results in discontinued operations. See Note 16, Discontinued Operations and Held for Sale Properties, for further information regarding the sale of Alagasco.

Energen was incorporated in 1978 in connection with a corporate reorganization completed in 1979 which resulted in Energen becoming the parent company to Energen Resources, which was formed in 1971, and Alagasco. Alagasco was formed by merger in 1948. As noted above, Alagasco was sold in 2014 to Laclede.

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

At the end of 2015, Energen’s proved reserves totaled 354.7 MMBOE. Substantially all of these proved reserves are located in the Permian Basin in west Texas and the San Juan Basin in New Mexico. Approximately 52 percent of Energen’s year-end proved reserves are proved developed reserves. Energen’s proved reserves are long-lived, with a year-end proved reserves-to-production ratio of 15 years. Oil, natural gas liquids and natural gas represent approximately 59 percent, 20 percent and 21 percent, respectively, of Energen’s proved reserves.

Property Acquisitions and Dispositions: In March 2015, Energen completed the sale of the majority of its natural gas assets in the San Juan Basin in New Mexico and Colorado (effective as of January 1, 2015) for an aggregate purchase price of $395 million. The sales proceeds were reduced by purchase price adjustments of approximately $11 million related to the operations of the San Juan Basin properties subsequent to December 31, 2014 and one-time adjustments related primarily to liabilities assumed by the buyer, which resulted in pre-tax proceeds to Energen of approximately $384 million before consideration of transaction costs of approximately $2.8 million. Energen recognized a pre-tax gain of $27.0 million on the sale. Energen used proceeds from the sale to reduce long-term indebtedness. At December 31, 2014, proved reserves associated with these San Juan Basin held for sale properties totaled 69,038 MBOE.

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

In October 2013, Energen completed the sale of its Black Warrior Basin coalbed methane properties in Alabama for $160 million. Energen recorded a pre-tax gain on the sale of approximately $35 million in the fourth quarter of 2013 that was reflected in gain on disposal of discontinued operations in the year ended December 31, 2013.

Growth Strategy: Energen is focused on increasing its oil, natural gas liquids and natural gas production and proved reserves largely through active development and/or exploratory programs in the Permian Basin. The Company seeks to expand its footprint primarily through acquisitions of proved properties and unproved leasehold within areas of existing operations. Energen operated approximately 96 percent of its proved reserves at December 31, 2015.

Energen’s capital spending plans for 2016 target a total investment of approximately $250 million, the bulk of which will focus on drilling and development activities on its existing properties, all targeting the liquids-rich Permian Basin. Energen may choose to allocate additional capital during the year for property acquisitions and/or increased drilling and development activities.

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

During the three years ended December 31, 2015, Energen’s development and exploratory efforts have added 299 MMBOE of proved reserves from the drilling of 883 gross development, exploratory and service wells (including one sidetrack well) and 154 well recompletions and pay-adds. In 2015, Energen’s successful development and exploratory wells and other activities added approximately 133 MMBOE of proved reserves; Energen drilled 190 gross development, exploratory and service wells (including one sidetrack well), performed some 19 well recompletions and pay-adds, and conducted other operational enhancements. Energen’s production from continuing operations totaled 24 MMBOE in 2015, including 3.8 MMBOE from our held for sale properties. In 2016, production is estimated to range from 19.5 MMBOE to 20.3 MMBOE, with a midpoint of 19.9 MMBOE, including approximately 17.6 MMBOE of estimated production from proved reserves owned at December 31, 2015. Production estimates do not include amounts on held for sale properties or potential future acquisitions.

Drilling Activity: The following table sets forth the total number of net productive and dry exploratory and development wells drilled:

Years ended December 31,	2015	2014	2013
Development:
Productive	50.8	80.2	169.5
Dry	—	—	—
Total	50.8	80.2	169.5
Exploratory:
Productive	98.5	109.4	89.1
Dry	2.0	1.0	0.9
Total	100.5	110.4	90.0

As of December 31, 2015, Energen was participating in the drilling of 1 gross (1 net) development and 1 gross (1 net) exploratory wells. In addition to the development wells drilled, Energen drilled 12.9, 22.5 and 9.8 net service wells during 2015, 2014 and 2013, respectively. Energen had no service wells in process as of December 31, 2015. Also, as of December 31, 2015, Energen

had 48 gross (48 net) drilled but uncompleted wells in the Midland Basin, of which we plan to complete 46 gross (46 net) in 2016.

Productive Wells and Acreage: The following table sets forth the total gross and net productive gas and oil wells as of December 31, 2015, and developed and undeveloped acreage as of the latest practicable date prior to year end:

	Gross	Net
Oil wells	5,345	3,513
Gas wells	554	415
Developed acreage	443,139	319,578
Undeveloped acreage	186,054	136,216

There was one well with multiple completions at December 31, 2015. All wells and acreage are located onshore in the United States, with the majority of the net undeveloped acreage located in Texas and New Mexico.

Concentration of Credit Risk: Revenues and related accounts receivable from oil and natural gas operations primarily are generated from the sale of produced oil and natural gas to energy marketing companies. Such sales are typically made on an unsecured credit basis with payment due the month following delivery. This concentration of sales to the energy marketing industry has the potential to affect Energen’s overall exposure to credit risk, either positively or negatively, in that our oil and natural gas purchasers may be affected similarly by changes in economic, industry or other conditions. Energen considers the credit quality of its purchasers and, in certain instances, may require credit assurances such as a deposit, letter of credit or parent guarantee. The two largest purchasers of Energen’s oil and natural gas, Plains Marketing, LP (Plains) and Shell Trading (US) Company, accounted for approximately 47 percent and 21 percent, respectively, of Energen’s accounts receivable for commodity sales as of December 31, 2015. Energen’s other purchasers each accounted for less than 9 percent of these accounts receivable as of December 31, 2015. During the year ended December 31, 2015, Plains accounted for approximately 33 percent of total revenues, excluding the impact of non-cash mark-to-market open derivatives. All other oil and natural gas purchasers each accounted for less than 10 percent of total revenues for the year ended December 31, 2015.

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

Hydraulic fracturing is a well-established reservoir stimulation technique used throughout the oil and natural gas industry for more than 60 years. After a well has been drilled, hydraulic fracturing is used during the completion process to form small fractures in the target formation through which the natural gas and/or oil can flow. The fractures are created when a water-based fluid is pumped at a calculated rate and pressure into the natural gas- or crude oil-bearing rock. The fracture fluid is a mixture composed primarily of water and sand or inert ceramic, sand-like grains; it also contains a small percentage of special purpose chemical additives (which are highly diluted-typically less than one percent by volume) that can vary by project. The millimeter-thick cracks or fractures in the target formation are propped open by the sand, thereby allowing the crude oil or natural gas to flow from tight (low permeability) reservoirs into the well bore.

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
The Company has approximately 470 employees. On January 22, 2016, we reduced our workforce as part of an overall plan to reduce costs and better align our workforce with the needs of our business and current oil and natural gas commodity prices. Energen believes that its relations with employees are good.

ITEM 1A. RISK FACTORS

The future success and continued viability of our business, like any venture, is subject to many recognized and unrecognized risks and uncertainties. Such risks and uncertainties could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management. The following list identifies and briefly summarizes certain risk factors. The list should not be viewed as complete or comprehensive, as the risks below are not the only risks facing Energen. Energen could also be affected by other risks and uncertainties in addition to those described herein. If any of the following risks were to occur, our business, financial condition or results of operations could be materially adversely affected; and such events could impair our ability to implement business plans or complete development activities as scheduled. Further, the trading price of our shares could decline; and shareholders could lose part or all of their investment. In addition, such risks may prevent us from complying with our financial and non-financial covenants and may result in a default under our credit facility or other long-term debt.

We undertake no obligation to correct or update such risk factors whether as a result of new information, future events or otherwise. These risk factors should be read in conjunction with our disclosure specific to forward-looking statements made elsewhere in this report under the heading Cautionary Statement Regarding Forward-Looking Statements.

Risks Related to Our Business

If oil and natural gas prices remain at their current levels for an extended period of time or continue to decline, it could adversely affect our financial condition and results of operations.

Our revenues, cash flows and earnings are influenced predominantly by the amount of oil and natural gas we produce and the prices we receive for production. Oil and natural gas are commodities and their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. For example, during the year ended December 31, 2015, commodity prices changed significantly, with the settlement price for West Texas Intermediate (WTI) crude oil ranging from a high of approximately $61.43 per barrel to a low of approximately $34.73 per barrel and settlement prices for Henry Hub natural gas ranging from a high of approximately $3.23 per Mcf to a low of approximately $1.76 per Mcf. Commodity price weakness has continued into 2016 and, through February 12, 2016, the WTI settlement price of crude oil had a low of approximately $26.21 per barrel, with a February 12, 2016 closing price of approximately $29.44 per barrel, and the Henry Hub settlement price of natural gas had a low of approximately $1.97 per Mcf, with a February 12, 2016 closing price of approximately $1.97 per Mcf.

In addition to reducing our revenue, cash flows and earnings, depressed prices for oil and natural gas may adversely affect us in a variety of ways. If commodity prices do not improve or further decrease, some of our exploration and development projects could become uneconomic, and we may also have to make significant downward adjustments to our estimated proved reserves and our estimates of the present value of those reserves. If these price effects occur, or if our estimates of production or economic factors change, accounting rules may require us to writedown, as a noncash impairment loss in our statements of income, the carrying value of our proved oil and natural gas properties. Lower commodity prices may also result in a reduction in the amount we are permitted to borrow under our credit facility and adversely impact our ability to meet financial ratios contained in our debt agreements, especially those calculated by reference to the value of our reserves, earnings or cash flows, which could reduce the amount we are permitted to borrow under our credit facility or result in an event of default. We could also be required to reduce our capital spending on exploration and development, which will adversely affect our ability to replace our reserves and could result in the loss of leasehold. As more fully disclosed in Note 1, Organization and Basis of Presentation, in the Notes to Financial Statements, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Liquidity”, the Company discusses its plans regarding liquidity and covenant compliance for 2016.

Commodity prices for crude oil and natural gas are volatile, and a substantial reduction in commodity prices could adversely affect our financial condition and results of operations.

Our business is significantly impacted by commodity prices, and historical markets for oil, natural gas liquids and natural gas have been volatile. Energen’s revenues, operating results, profitability and cash flows depend primarily upon the prices realized for our oil, natural gas liquids and natural gas production.

Approximately 59 percent of our December 31, 2015 proved reserves are oil. As a result, changes in oil prices have a greater impact on our business than changes of comparable magnitude in natural gas prices. Commodity prices for oil, natural gas liquids and natural gas are reflections of supply and demand and are subject to many factors that are beyond our control, including:

•
the domestic and foreign supply of oil, natural gas liquids and natural gas, including the ability of the members of the Organization of the Petroleum Exporting Countries and other exporting countries to agree on and maintain oil price and production controls;

•	the level of consumer demand for oil, natural gas liquids and natural gas;

•	global or regional oil and natural gas inventory levels;

•	the availability, proximity and capacity of transportation facilities and processing facilities;

•	global economic conditions;

•	commodity price disparities between delivery points and applicable index prices;

•	the supply, demand and pricing of alternative sources of energy or fuels and the effects of energy conservation efforts or technological advances in energy consumption;

•	weather conditions;

•	changes in political conditions in major oil and natural gas producing regions and

•	domestic, local and foreign governmental regulations and taxes.

The decline since late 2014 in oil, natural gas liquids and natural gas prices has reduced our revenue and cash flows and, unless commodity prices improve, this trend will likely continue or worsen. Lower oil, natural gas liquids and natural gas prices also potentially reduce the amount of oil and natural gas that we can economically produce resulting in a reduction in the proved oil and natural gas reserves we could recognize. Thus, significant and sustained commodity price reductions could materially and adversely affect our financial condition and results of operations which could impact our ability to maintain or increase our current levels of borrowing, our ability to repay current or future indebtedness, our ability to refinance our current indebtedness or obtain additional capital on attractive terms.

We engage in derivative risk management activities in order to reduce our risks associated with commodity price fluctuations. We currently have significantly fewer hedges in place for 2016 and at lower price levels than in 2015 and may not be able to execute new hedges at acceptable volumes or price levels.

Revenues realized from hedging have also been significantly impacted by substantial reductions in oil, natural gas liquids and natural gas prices. During 2015, our hedges included 11,180 MBbl of crude oil production at an average NYMEX price of $82.34 per barrel and 29 Bcf of natural gas production at an average NYMEX equivalent price of $4.33 per Mcf. We currently have 2016 hedges of approximately 1,086 MBbl of our crude oil production hedged at an average NYMEX price of $63.80 per barrel. In addition, we have hedges of 6.6 Bcf of natural gas production at a NYMEX equivalent price of $2.47 per Mcf. Unless 2016 commodity prices increase, the net prices we will receive for our 2016 production will decline significantly from 2015 which will adversely affect our revenues and cash flows during 2016. Further, there is no assurance that commodity prices will not decline further and our ability to hedge against future commodity price declines may be significantly limited.

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

The value of our proved reserves as of December 31, 2015 calculated using SEC pricing is higher than the fair market value of our proved reserves calculated using current market prices.

Our estimated proved reserves as of December 31, 2015 and related PV-10 and Standardized Measure were calculated under SEC rules using the twelve-month unweighted arithmetic average of the first-day-of-the-month commodity prices of $50.28 per barrel of crude oil, $0.41 per gallon of natural gas liquids and $2.59 per Mcf for natural gas. Those average prices are significantly above average prices experienced during late 2015 and early 2016, and, unless commodity prices improve, our estimated reserves and related present value calculations thereof will decline substantially from our December 31, 2015 calculations, and we may incur related impairment charges, which will materially adversely affect our results of operations in the period incurred.

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

Drilling involves many risks, including the risk that no commercially productive oil or natural gas reservoirs will be located or economically developed. Our future drilling activities may not be successful and, if unsuccessful, such failure could have a material adverse effect on our future results of operations and financial condition. Anticipated drilling plans and capital expenditures may also be delayed, curtailed or canceled which could result in actual drilling and capital expenditures being substantially different than currently planned, due to:

•	delays resulting from compliance with regulatory or contractual requirements, which may include limitations on hydraulic fracturing or the emission of greenhouse gases;

•	unexpected or unusual pressure or irregularities in geological formations;

•	unexpected drilling conditions;

•	declines in oil, natural gas liquids or natural gas prices;

•	adverse weather conditions, such as tornadoes, snow and ice storms;

•	delays in, limited availability of, or cost to obtain personnel and equipment necessary to complete our drilling, completion and operating activities;

•	equipment or facility failures and accidents or malfunctions resulting in blowouts, fires, explosions, uncontrollable flows of oil, natural gas or well fluids, surface cratering and other events;

•	title related issues;

•	fracture stimulation failures;

•	restricted access to land for drilling;

•	reductions in availability of financing at acceptable rates;

•	strategic changes implemented by management and

•	limitations in the market for oil, natural gas liquids and natural gas.

While all drilling, whether developmental, extension or exploratory, involves these risks, exploratory and extension drilling involve greater risks of dry holes or failure to find and exploit commercially productive quantities of oil and natural gas. We expect to continue to experience exploration and abandonment expense in 2016 and future years.

Our concentration of producing properties in the Permian Basin of west Texas and the San Juan Basin of New Mexico makes us vulnerable to risks associated with operating in limited geographic areas.

At December 31, 2015, approximately 95 percent and 5 percent of our total estimated proved reserves were attributable to properties located in the Permian Basin of west Texas and San Juan Basin of New Mexico, respectively. As a result of this geographic concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in these areas caused by:

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

We operate in a highly competitive environment for acquiring properties to replace our proved oil and natural gas reserves, marketing oil and natural gas and locating and securing qualified personnel. Many of our current and potential competitors may possess greater financial, technical and personnel resources than we do. Those competitors may be willing to pay more for exploratory prospects and productive oil and natural gas properties, as well as for trained personnel. Our ability to acquire properties and to find and develop proved reserves in the future will depend on our ability to evaluate and select suitable properties and to execute transactions in an intensely competitive environment. Our failure to acquire properties, market oil and natural gas and secure trained personnel could have a material adverse effect on our production, revenues and results of operations.

Our business is capital intensive, and we may not be able to obtain the needed capital, financing, or refinancing of our current indebtedness on satisfactory terms or at all.

Our exploration, development and acquisition activities are capital intensive and constitute the primary use of our capital resources. We make and expect to continue to make significant capital expenditures for the exploration, development and acquisition of oil, natural gas liquids and natural gas reserves. We have historically funded our capital expenditures through cash flows from operations, our credit facility or other borrowings, debt and equity markets and property sales. We expect that we will continue to fund a portion of our capital expenditures with borrowings under our credit facility, from the proceeds of debt and equity issuances and from proceeds from property sales. However, the current commodity price environment and conditions in our industry may result in a lack of access to capital on attractive terms or at all. Thus, no assurance can be given that we will be able to access either the debt or equity capital markets, or be able to sell properties for attractive prices, to repay any such future borrowings.

If our borrowing capacity decreases, for any reason, we may have limited ability to obtain the capital necessary to support our future operations. If we are unable to obtain necessary financing with appropriate terms, we could experience a decline in our operations. Specifically, a failure to secure additional financing, or necessary refinancing, could result in a reduction of our operations relating to the development of future prospects, which in turn could lead to a decline in our proved oil and natural gas reserves and could adversely affect our future production, revenues and results of operations. Further, we could realize a loss of acreage through lease expirations, and we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves.

The terms of our credit facility limit the amount we can borrow to a borrowing base amount which is determined by our lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria including commodity price outlook. The borrowing base amount is subject to redetermination semi-annually on April 1 and October 1 of each year and for event-driven unscheduled redeterminations. On October 20, 2015, the borrowing base and aggregate commitments were reduced to $1.4 billion from $1.6 billion in association with the semi-annual redetermination required under the agreement. As of December 31, 2015, the Company had $222.5 million outstanding under its revolving credit facility. If commodity prices remain at current levels, we would expect a further reduction in our borrowing base at the next scheduled redetermination on April 1, 2016, and such reduction could be significant. A lowering of our borrowing base could require us to immediately repay indebtedness in excess of the borrowing base, or we might need to further secure the lenders with additional collateral, if available. If our borrowing base decreases, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. If additional capital is needed to fund our capital expenditures, our ability to access the capital markets may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control.

We are also subject to financial and non-financial covenants under the terms of our credit facility. The financial covenants in our credit facility require Energen to maintain a ratio of total debt to consolidated income before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and other noncash income and expenses (EBITDAX) less than or equal to 4.0 to 1.0. As of December 31, 2015, we were in compliance with our covenants. However, factors including those outside of our control may prevent us from maintaining compliance with the financial and non-financial covenants, including our total debt to EBITDAX covenant, at future measurement dates in 2016 and beyond. Such factors may include further commodity price declines, lack of liquidity in property and capital markets and our continuing ability to execute on our business plan. In the event that we are unable to remain in compliance with our financial and non-financial covenants, we would seek covenant relief at a scheduled redetermination date or at an interim date, as appropriate, during 2016. However, no assurances can be given with respect to such relief. If any such covenant violations are not waived by the lenders such violation would result in an event of default that could trigger acceleration of payment of the amounts outstanding under our credit facility and long term note agreements, which is an aggregate balance outstanding of $776.5 million at December 31, 2015. Additionally, the lenders could refuse to make additional loans under the credit facility, take possession of any collateral, and exercise other remedies or rights that may be available to them, all of which could have a material adverse effect on the business and financial condition of the Company. As more fully disclosed in Note 1, Organization and Basis of Presentation, in the Notes to Financial Statements, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Liquidity”, the Company discusses its plans regarding liquidity and covenant compliance for 2016.

We recently announced the discontinuance of dividend payments and, therefore, only appreciation in the price of our common stock will provide a return to our stockholders.
Although we have paid cash dividends on our common stock in the past, in February 2016 our board of directors announced the discontinuance of dividend payments. We currently intend to retain future earnings and other cash resources, if any, for the operation and development of our business and do not anticipate paying cash dividends on our common stock in 2016. Any payment of future dividends will be at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, cash requirements, future prospects and other considerations that our board of directors deems relevant.

Our San Juan Basin properties were classified as held for sale at December 31, 2015 and, subsequent to December 31, 2015, we classified other Permian Basin non-core properties in the Delaware Basin as held for sale. and recent declines in prices for crude oil and natural gas could adversely affect our ability to sell these properties and the prices we may obtain for the sale of such properties, which could adversely affect our revenue, cash flows, financial condition, our ability to fund our capital spending and our ability to comply with financial covenants under our credit agreement.

Market conditions for crude oil and natural gas, particularly the recent decline in prices for crude oil and natural gas, could adversely affect market prices for oil and gas reserves. If we are unable to sell the properties we are seeking to sell or at prices which meet or exceed the fair value, our revenue, cash flows and financial condition may be adversely affected. Many companies that might otherwise be interested in pursuing the acquisition of these properties may not have the desire or the financial ability to pursue these acquisitions in the current depressed commodities price environment. This may reduce the pool of potential buyers and our competitors may be able to utilize the oil and gas market downturn to obtain properties at steep discounts and to execute transactions in an intensely competitive market. Our failure to dispose of properties, or at the sales prices which we anticipate, could have a material adverse effect on our revenues, cash flows, financial condition and our ability to comply with financial covenants under our credit agreement.

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
The subject of climate change continues to receive attention from many parties including legislators and governmental agencies.
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

The hydraulic fracturing process is typically regulated by state oil and gas commissions. However, under the Safe Drinking Water Act’s Underground Injection Control Program, the EPA has assumed regulatory authority of hydraulic fracturing involving diesel additives and issued revised permitting guidance in February 2014 requiring facilities to obtain permits to use diesel additives in hydraulic fracturing activities. Legislation intended to provide for federal regulation of hydraulic fracturing and require disclosure of the chemicals used has been introduced and considered by the U.S. Congress. In addition, Texas and New Mexico, two states in which we operate, have adopted, and other states have considered adopting, regulations that could impose new or stricter permitting, disclosure and well construction requirements on companies that perform hydraulic fracturing. Consideration and efforts to regulate hydraulic fracturing by local, state and federal authorities continue and local land use restrictions, such as county and city ordinances, may also restrict or prohibit any type of drilling or hydraulic fracturing. If additional federal, state or local restrictions are adopted in the areas we operate or plan to operate, we may incur significant costs to comply with the requirements, experience delays or have to curtail our exploration, development, or production activities. Additionally, such restrictions could reduce the amount of oil and gas that we are able to recover from our proved reserves.

Our operations are dependent on the availability, use and disposal of water; and restrictions on our ability to acquire or dispose of water could cause us to incur substantial costs in the acquisition, usage and disposal of water.

Water is a key component of both the drilling and hydraulic fracturing processes. Historically, we have been able to obtain water from various local sources for use in our operations. Texas has recently experienced periods of severe drought conditions that have persisted for several years. Local water districts may restrict the use of water subject to their jurisdiction for drilling and hydraulic fracturing in order to protect the local water supply during drought conditions. If we are unable to obtain water to use in our operations from local sources, we may have to incur substantial costs to produce oil and natural gas and it may make it uneconomical to produce in that area. Our drilling procedures produce water of which we must dispose. We could be unable to dispose of our wastewater or face increased costs and procedures for disposal as a result of changes in federal or local legislation governing the disposal of drilling wastewater.

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

We periodically review the carrying value of our proved and unproved oil and natural gas properties for possible impairment on a field-by-field basis. We monitor our oil and natural gas properties as well as the market and business environments in which we operate and make assessments about events that could result in potential impairment issues, which include, but are not limited to, downward commodity price trends, unanticipated increased operating costs and lower than expected production performance. If a material event occurs, we perform an evaluation to determine whether the asset is impaired. If the undiscounted net future cash flows determined by such evaluations is insufficient to fully recover the cost invested in the respective project, we will record an impairment loss in our statements of income. We recorded $1.3 billion of impairments during 2015 and, if the depressed commodity price environment continues, we may be required to record additional impairments during 2016.

We are exposed to counterparty credit risk as a result of our concentrated customer base and to the risks associated with other companies with whom we do business experiencing financial distress.

Revenues and related accounts receivable from oil and natural gas operations primarily are generated from the sale of produced oil, natural gas liquids and natural gas to a small number of energy marketing companies. Such sales are typically made on an unsecured credit basis with payment due the month following delivery. This concentration of sales to a limited number of customers in the energy marketing industry has the potential to adversely affect our overall exposure to credit risk based on changes in economic, industry or other conditions specific to a single customer or to the energy marketing industry generally. We consider the credit quality of our customers and, in certain instances, may require credit assurances such as a deposit, letter of credit or parent company guarantee.

In addition, we rely on other working interest owners in our wells to pay their proportionate share of costs and on oilfield service companies and midstream companies for services associated with the drilling and completion of wells and for certain midstream services. A continuation or worsening of the depressed commodity price environment may result in a material adverse impact on the liquidity and financial position of the companies with whom we do business, resulting in delays in payment of, or non-payment of, amounts owing to us and similar impacts. These events could have an adverse impact on our financial condition, results of operations and cash flows, and it is difficult to predict how long the current depressed commodity price environment will continue and the ultimate impact it will have on the companies with which we do business.
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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law. Title VII of the Dodd-Frank Act establishes federal oversight and regulation of the over-the-counter derivatives markets and participants in such markets. The Commodities Futures Trading Commission (CFTC) and the SEC have adopted, or are in the process of adopting, rules and regulations covering, among other derivative transactions, transactions linked to crude oil and natural gas prices.  We believe Energen’s derivative transactions qualify for the end-user exception which exempts them from certain Dodd-Frank Act swap clearing and exchange-trading requirements pursuant to final regulations adopted by the CFTC and SEC.

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

Because of the factors noted above, we cannot provide any guarantee regarding the timing or success of future drilling activities; and our actual drilling activities may materially differ from our current expectations, including potential delays, curtailment or cancellation of anticipated drilling plans and capital expenditures.

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

We face a variety of security threats, including cybersecurity threats to access sensitive information or render data or systems unusable, threats to the security of our facilities and infrastructure or those of third parties, including processing plants and pipelines, and threats from terrorist acts. Current procedures and controls may not be sufficient to prevent security breaches from occurring, and we could have to implement additional procedures and controls to mitigate the effects of potential breaches and monitor for potential security threats resulting in increased capital and operating costs. In the event of a security breach, losses of sensitive information, critical infrastructure or capabilities essential to our operations could occur and could have a material adverse effect on our reputation, operations, financial position and results of operations. Cybersecurity attacks are sophisticated and prevalent and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and systems, other electronic security breaches that could cause disruptions in critical systems, unauthorized release of confidential information and data corruption. As we rely on our information technology infrastructure to process, transmit and store electronic information critical for the efficient operation of our business and day-to-day operations, such attacks could lead to a material disruption in our business, including the theft, destruction, loss, misappropriation or release of confidential data or other business information, financial losses, loss of business, potential liability and damage our reputation.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None

ITEM 2.    PROPERTIES

The corporate headquarters of Energen and Energen Resources are located in leased office space in Birmingham, Alabama. See the discussion under Item 1, Business, for further information related to Energen’s business operations. Information concerning Energen’s production and proved reserves is summarized in the table below and included in Note 21, Oil and Natural Gas Operations (Unaudited), in the Notes to Financial Statements. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the future outlook and expectations for Energen and additional information regarding production, revenue and production costs.

Energen focuses on increasing its production and proved reserves through the development and exploration of onshore North American oil and natural gas properties. Energen maintains district offices in Midland, Texas and Farmington, New Mexico.

The major areas of operations include (1) the Permian Basin and (2) the San Juan Basin as highlighted on the above map. At December 31, 2015, our San Juan Basin properties were classified as held for sale.

The following table sets forth the production volumes, proved reserves and proved reserves-to-production ratio by area:

	Year ended
	December 31, 2015	December 31, 2015	December 31, 2015
	Production Volumes (MBOE)	Proved Reserves (MBOE)	Proved Reserves-to-Production Ratio
Permian Basin	20,664	337,008	16.31 years
San Juan Basin*	3,322	16,930	5.10 years
Other	36	784	21.78 years
Total	24,022	354,722	14.77 years
*San Juan Basin assets were classified as held for sale as of December 31, 2015.

The following table sets forth proved reserves by area as of December 31, 2015:

	Oil MBbl	NGL MBbl	Natural Gas MMcf	Total MBOE
Permian Basin	207,593	66,023	380,358	337,008
San Juan Basin*	2,829	5,668	50,588	16,930
Other	269	22	2,958	784
Total	210,691	71,713	433,904	354,722
*San Juan Basin assets were classified as held for sale as of December 31, 2015.

See Note 21, Oil and Natural Gas Operations (Unaudited), in the Notes to Financial Statements for the changes to proved reserves during the years ended December 31, 2015, 2014 and 2013 of oil, natural gas liquids and natural gas.

The following table sets forth proved developed reserves by area as of December 31, 2015:

	Oil MBbl	NGL MBbl	Natural Gas MMcf	Total MBOE
Permian Basin	106,123	30,932	184,095	167,736
San Juan Basin*	1,927	5,420	49,059	15,525
Other	269	22	2,958	784
Total	108,319	36,374	236,112	184,045
*San Juan Basin assets were classified as held for sale as of December 31, 2015.

The following table sets forth proved undeveloped reserves by area as of December 31, 2015:

	Oil MBbl	NGL MBbl	Natural Gas MMcf	Total MBOE
Permian Basin	101,470	35,091	196,263	169,272
San Juan Basin*	902	248	1,529	1,405
Total	102,372	35,339	197,792	170,677
*San Juan Basin assets were classified as held for sale as of December 31, 2015.

The following table sets forth the reconciliation of proved undeveloped reserves:

Year ended December 31, 2015	Total MMBOE
Balance at beginning of period	108.2
Undeveloped reserves transferred to developed reserves	(17.4)
Revisions	(23.5)
Extensions and discoveries	103.4
Balance at end of period	170.7

Proved undeveloped reserves transferred to proved developed reserves reflect capital expenditures of approximately $232 million during the year ended December 31, 2015 in development of previously proved undeveloped reserves. Proved undeveloped reserves additions included proved undeveloped reserve locations one offset away from producing wells and proved undeveloped reserve locations that are more than one offset away from producing wells using reliable technology and where our geologic interpretation and experience indicate the reservoirs are continuous across those locations. The technologies associated with these additions to proved reserve estimates included analysis of well production data, geophysical data, wireline data, core data and interpretation of zonal analysis. Negative revisions are due to 11.9 MMBOE related to changes in year end pricing, 8.2 MMBOE of proved undeveloped reserves that are now expected to be drilled after the original five year period and 3.3 MMBOE of Wolfcamp reserves due to interference caused by our wellbore placement geometry.

Estimated proved reserves as of December 31, 2015 are based upon studies for each of our properties prepared by Company engineers and audited by Ryder Scott Company, L.P. (Ryder Scott) and Hickman McClaine and Associates, Inc. (Hickman McClaine), independent oil and gas reservoir engineers. Calculations were prepared using geological and engineering methods widely used and referred to by professionals in the industry and in accordance with SEC guidelines.

A Senior Vice President at Ryder Scott is the technical person primarily responsible for overseeing the audit of the reserves. The Senior Vice President has a Bachelor of Science degree in Mechanical Engineering and is a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers. He has been employed by Ryder Scott since 1982 and also serves as chief technical advisor of unconventional reserves evaluation. A Petroleum Consultant at Hickman McClaine is the technical person primarily responsible for overseeing the audit of the reserves. He has a Bachelor of Science degree in Petroleum Engineering and is a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers. He has been employed by Hickman McClaine since 1983. Energen Resources’s Vice President of Acquisitions and Reservoir Engineering is the technical person primarily responsible for overseeing reserves on behalf of Energen. His background includes a Bachelor of Science degree in Mechanical Engineering and membership in the Society of Petroleum Engineers. He is a registered Professional Engineer in the State of Alabama with more than 30-years experience evaluating oil and natural gas properties and estimating reserves.

Energen relies upon certain internal controls when preparing its reserve estimations. These internal controls include review by the reservoir engineering managers to ensure the correct reserve methodology has been applied for each specific property and that the reserves are properly categorized in accordance with SEC guidelines. The reservoir engineering managers also affirm the accuracy of the data used in the reserve and associated rate forecast, provide a review of the procedures used to input pricing data and provide a review of the working and net revenue interest factors to ensure that factors are adequately reflected in the engineering analysis.

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

Reserve estimates of proved reserves are sent to independent reservoir engineers for audit and verification. For 2015, approximately 99 percent of all proved reserves were audited by the independent reservoir engineers which audit engineering procedures, check the reserve estimates for reasonableness and check that the reserves are properly classified.

The following table sets forth the standard pressure base in pounds-force per square inch absolute (psia) for each state in which Energen has wells:

Texas	14.65 psia
New Mexico	15.025 psia

The following table sets forth the total net productive oil and natural gas wells by area as of December 31, 2015, and developed and undeveloped acreage as of the latest practicable date prior to year-end:

	Gross Wells	Net Wells	Net Developed Acreage	Net Undeveloped Acreage
Permian Basin	5,327	3,483	216,515	80,242
San Juan Basin*	492	439	82,955	49,398
Other	80	6	20,108	6,576
Total	5,899	3,928	319,578	136,216
*San Juan Basin assets were classified as held for sale as of December 31, 2015.

The following table sets forth expiration dates for gross and net undeveloped acreage at year end as of December 31, 2015:

	Years ending December 31,
	2016		2017		2018		Thereafter
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Permian	33,617	22,986	26,596	16,189	13,954	15,420	29,520	25,647
San Juan/other*	12,309	4,992	16,712	9,179	12,352	11,930	40,994	29,873
Total	45,926	27,978	43,308	25,368	26,306	27,350	70,514	55,520
*Other includes a total of 14,694 gross (6,576 net) acreage principally located in Alabama, Wyoming, Kentucky, Louisiana and Texas, where Energen does not currently have plans for development.

In the ordinary course of business based on our evaluation of certain geologic trends and prospective economics, we have allowed certain lease acreage to expire and may allow additional acreage to expire in the future.

At December 31, 2015, Energen had approximately 354.7 MMBOE total proved reserves which included 170.7 MMBOE of proved undeveloped reserves. We had approximately 24.7 MMBOE or 14.4 percent of our proved undeveloped reserves on leased acreage which is not held by production. The continuous development provisions of these leases extend the primary terms upon the satisfaction of certain conditions. These provisions generally require at least one well be drilled on such leases prior to the expiration of the primary term and that subsequent wells be drilled within a time period that is specific to each lease but ranges from 60 days to 180 days. Once a lease is fully developed, it remains in effect as long as production is maintained from the lease. Our drilling plans provide for the development of these proved undeveloped reserves prior to the expiration of the initial primary term or under the extended primary term as provided for under the continuous development provisions of our lease agreements.

Energen sells oil, natural gas liquids, and natural gas under a variety of contractual arrangements, some of which specify the delivery of a fixed and determinable quantity (firm volumes). Energen is contractually committed to deliver approximately 0.9 Bcf (net) of natural gas from the San Juan Basin through March 2016. We expect to fulfill delivery commitments through production of existing proved reserves.

ITEM 3.    LEGAL PROCEEDINGS

Energen and its affiliates are, from time to time, parties to various pending or threatened legal proceedings. Certain of these lawsuits include claims for punitive damages in addition to other specified relief. Various pending or threatened legal proceedings are in progress currently. See Note 12, Commitments and Contingencies, in the Notes to Financial Statements for further discussion with respect to legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

None

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position (1)
James T. McManus, II	57	Chairman, Chief Executive Officer and President of Energen (2)
Charles W. Porter, Jr.	51	Vice President, Chief Financial Officer and Treasurer of Energen (3)
John S. Richardson	58	President and Chief Operating Officer of Energen Resources (4)
J. David Woodruff, Jr.	59	Vice President, General Counsel and Secretary of Energen (5)
David A. Godsey	61	Senior Vice President – Exploration and Geology of Energen Resources (6)
Russell E. Lynch, Jr.	42	Vice President and Controller of Energen (7)

Notes:
(1) All executive officers of Energen have been employed by Energen or a subsidiary for the past five years except for Mr. Godsey. Officers serve at the pleasure of the Board of Directors.

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

(7) Mr. Lynch has been employed by the Company in various capacities since 2001. He was elected Vice President and Controller of Energen effective January 1, 2009. He was elected Vice President and Controller of Energen Resources effective January 22, 2016.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Market Prices and Dividends Paid Per Share

Quarter ended	High	Low	Close	Dividends Paid
March 31, 2014	$83.65	$65.35	$80.81	$0.15
June 30, 2014	$90.66	$76.42	$88.88	$0.15
September 30, 2014	$90.50	$71.24	$72.24	$0.15
December 31, 2014	$73.21	$53.78	$63.76	$0.02
March 31, 2015	$71.75	$57.71	$66.00	$0.02
June 30, 2015	$77.12	$65.53	$68.30	$0.02
September 30, 2015	$69.11	$43.75	$49.86	$0.02
December 31, 2015	$61.98	$39.99	$40.99	$0.02

Energen’s common stock is listed on the New York Stock Exchange under the symbol EGN. On January 25, 2016, there were 4,383 holders of record of Energen common stock. In February 2016, we announced the discontinuance of dividend payments. Accordingly, we do not expect to pay cash dividends on Energen common stock in 2016. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and is based upon business conditions, results of operations, financial conditions and other factors. Energen may not pay dividends during an event of default, if the payment would result in an event of default or if availability is less than 10 percent of the loan limit under the credit facility.

The following table summarizes information concerning purchases of equity securities by the issuer:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans**
October 1, 2015 - October 31, 2015	545	*	$59.66	—	3,373,161
November 1, 2015 - November 30, 2015	—		—	—	3,373,161
December 1, 2015 - December 31, 2015	5,569	*	48.40	—	3,373,161
Total	6,114		$49.40	—	3,373,161
*Acquired in connection with tax withholdings and payment of exercise price on stock compensation plans.
**By resolution adopted October 22, 2014, the Board of Directors authorized Energen to repurchase up to 3,600,000 shares of Energen common stock. The resolution does not have an expiration date and does not limit Energen’s authorization to acquire shares in connection with tax withholdings and payment of exercise price on stock compensation plans.

PERFORMANCE GRAPH
Energen Corporation — Comparison of Five-Year Cumulative Shareholder Returns

This graph compares the total shareholder returns of Energen, the Standard & Poor’s Composite Stock Index (S&P 500) and the Standard & Poor’s Supercomposite Oil & Gas Exploration & Production Index (S15OILP). The graph assumes $100 invested at the per-share closing price of the common stock on the New York Exchange Composite Tape on December 31, 2010, in the Company and each of the indices. Total shareholder return includes reinvested dividends.

As of December 31,	2010	2011	2012	2013	2014	2015
S&P 500	$100	$102	$118	$157	$178	$181
Energen	$100	$105	$96	$152	$138	$89
S15OILP	$100	$92	$94	$121	$106	$69

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data as set forth below should be read in conjunction with the consolidated financial statements and the Notes to Financial Statements included in this Form 10-K.

SELECTED FINANCIAL AND COMMON STOCK DATA

Years ended December 31, (dollars in thousands, except per share amounts)	2015	2014	2013	2012	2011
INCOME STATEMENT
Total revenues	$878,554	$1,679,213	$1,206,293	$1,090,948	$834,700
Income from continuing operations	$(945,731)	$99,643	$141,881	$204,621	$174,686
Net income	$(945,731)	$568,032	$204,554	$253,562	$259,624
Diluted earnings per average common share from continuing operations	$(12.43)	$1.36	$1.96	$2.83	$2.42
Diluted earnings per average common share	$(12.43)	$7.75	$2.82	$3.51	$3.59
BALANCE SHEET
Total property, plant and equipment, net	$4,350,690	$5,199,137	$5,118,088	$4,698,951	$3,807,305
Total assets	$4,613,693	$6,138,258	$6,622,212	$6,175,890	$5,237,416
Long-term debt	$776,087	$1,038,563	$1,093,541	$903,500	$904,454
Total shareholders’ equity	$2,895,860	$3,414,604	$2,858,019	$2,676,690	$2,432,163
COMMON STOCK DATA
Cash dividends paid per common share	$0.08	$0.47	$0.58	$0.56	$0.54
Diluted average common shares outstanding (000)	76,078	73,275	72,471	72,316	72,332
Price range:
High	$77.12	$90.66	$89.92	$58.24	$65.44
Low	$39.99	$53.78	$44.46	$40.13	$37.22
Close	$40.99	$63.76	$70.75	$45.09	$50.00

SELECTED BUSINESS DATA

Years ended December 31, (dollars in thousands, except per unit data)	2015	2014	2013	2012	2011
Oil, natural gas liquids and natural gas sales from continuing operations
Oil	$631,663	$988,868	$961,055	$766,105	$570,413
Natural gas liquids	48,856	110,918	91,407	81,313	101,818
Natural gas	82,742	244,408	203,855	159,377	210,813
Total	$763,261	$1,344,194	$1,256,317	$1,006,795	$883,044
Open non-cash mark-to-market gains (losses) on derivative instruments
Oil	$(242,227)	$271,200	$(43,261)	$58,786	$(37,473)
Natural gas liquids	—	287	(652)	479	(114)
Natural gas	(39,525)	43,958	(3,919)	(515)	—
Total	$(281,752)	$315,445	$(47,832)	$58,750	$(37,587)
Closed gains (losses) on derivative instruments
Oil	$346,404	$4,377	$(52,694)	$(35,954)	$(67,205)
Natural gas liquids	—	6,218	10,795	4,146	(14,240)
Natural gas	50,641	8,979	39,707	57,211	70,688
Total	$397,045	$19,574	$(2,192)	$25,403	$(10,757)
Total revenues	$878,554	$1,679,213	$1,206,293	$1,090,948	$834,700
Production volumes from continuing operations
Oil (MBbl)	14,023	11,814	10,364	8,749	6,300
Natural gas liquids (MMgal)	170.7	172.3	135.8	108.1	91.4
Natural gas (MMcf)	35,604	58,602	58,104	59,166	54,132
Production volumes from continuing operations (MBOE)	24,022	25,684	23,281	21,183	17,499
Total production volumes (MBOE)	24,022	25,849	25,362	24,066	20,448
Proved reserves
Oil (MBbl)	210,691	181,227	164,870	155,348	129,578
Natural gas liquids (MBbl)	71,713	73,463	63,011	56,155	53,957
Natural gas (MMcf))	433,904	707,926	719,725	809,128	957,368
Total (MBOE)	354,722	372,678	347,835	346,359	343,099
Costs per BOE from continuing operations
Oil, natural gas liquids and natural gas production expenses	$9.51	$10.68	$11.06	$9.55	$9.11
Production and ad valorem taxes	$2.39	$3.97	$4.04	$3.58	$3.82
Depreciation, depletion and amortization	$24.72	$21.36	$19.45	$16.17	$12.19
Exploration expense	$0.62	$1.09	$0.60	$0.62	$0.74
General and administrative expense	$6.21	$4.75	$4.89	$3.71	$4.41
Net capital expenditures	$1,040,610	$1,372,510	$1,104,745	$1,291,211	$1,115,452

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF BUSINESS

Energen Corporation (Energen or the Company) is an oil and natural gas exploration and production company engaged in the exploration, development and production of oil, natural gas liquids and natural gas primarily in the Permian Basin in west Texas and the San Juan Basin in New Mexico. Our operations are conducted through our subsidiary, Energen Resources Corporation (Energen Resources). At December 31, 2015, our remaining San Juan Basin properties were classified as held for sale and, subsequent to year-end, we classified other Permian Basin non-core properties in the Delaware Basin as held for sale.

Energen is focused on increasing its oil, natural gas liquids and natural gas production and proved reserves largely through active development and/or exploratory programs in the Permian Basin. The Company seeks to expand its footprint primarily through acquisitions of proved properties and unproved leasehold within areas of existing operations. All oil, natural gas liquids and natural gas production is sold to third parties. Energen operates properties for its own interest and that of its joint interest owners. This role includes overall project management and day-to-day decision-making relative to project operations.

FINANCIAL AND OPERATING PERFORMANCE

Overview of Year-to-Date 2015 Results and Activities
During the year ended December 31, 2015 as compared to the same period in the prior year, we:

•	expanded development and exploratory activities in the Permian Basin, increasing production by 19.5 percent or 3,366 MBOE;

•	experienced a significant decline in commodity prices;

•	recognized non-cash impairments on certain oil properties in the Delaware Basin and Central Basin Platform of the Permian Basin of $1,092.2 million pre-tax;

•
recognized non-cash impairments on certain held for sale properties in the San Juan Basin of $133.1 million pre-tax (see Note 15, Acquisition and Disposition of Properties, in the Notes to Financial Statements);

•	recognized unproved leasehold writedowns on San Juan Basin properties of $37.9 million pre-tax;

•	recognized unproved leasehold writedowns on Permian Basin oil properties of $29.2 million pre-tax;

•	issued 5,700,000 additional shares of common stock through a public equity offering receiving net proceeds of approximately $398.6 million and

•	completed the sale of the majority of our natural gas assets in the San Juan Basin in New Mexico and Colorado for an aggregate purchase price of approximately $395 million on March 31, 2015.

Year ended December 31, 2015 vs year ended December 31, 2014
Energen’s net loss for the year ended December 31, 2015 totaled $945.7 million ($12.43 per diluted share) compared to the year ended December 31, 2014 net income of $568.0 million ($7.75 per diluted share). Energen’s loss from continuing operations totaled $945.7 million ($12.43 per diluted share) in 2015 as compared with income from continuing operations of $99.6 million ($1.36 per diluted share) in 2014. Energen did not have discontinued operations for the current year. Income from discontinued operations was $468.4 million ($6.39 per diluted share) in 2014 largely due to the sale of Alagasco. This change in income (loss) from continuing operations was primarily the result of:

•	lower realized oil, natural gas liquids and natural gas commodity prices (approximately $428 million after-tax);

•
year-over-year after-tax $382.9 million loss on open derivatives (resulting from an after-tax $181.3 million non-cash loss on open derivatives for 2015 and an after-tax $201.8 million non-cash gain on open derivatives for 2014);

•	non-cash impairments on certain Permian Basin oil properties in the Delaware Basin (approximately $388.3 million after-tax) and in the Central Basin Platform (approximately $310.1 million after-tax);

•	non-cash impairments on certain held for sale properties in the San Juan Basin (approximately $85.1 million after-tax);

•	decreased natural gas and natural gas liquids production volumes (approximately $62 million after-tax);

•	higher depreciation, depletion and amortization (DD&A) expense (approximately $29 million after-tax);

•	unproved leasehold writedowns on San Juan Basin properties (approximately $24.3 million after-tax);

•	additional unproved leasehold writedowns primarily on Permian Basin properties in the Delaware Basin (approximately $18.7 million after-tax);

•	increased general and administrative expense (approximately $17 million after-tax) and

•	increased interest expense (approximately $3 million after-tax)

partially offset by:

•	gain on closed derivatives (approximately $242 million after-tax);

•	non-cash impairments in 2014 on certain gas properties in the San Juan Basin (approximately $143.7 million after-tax);

•	higher oil production volumes (approximately $118 million after-tax);

•	non-cash impairments in 2014 on certain oil properties in the Permian Basin (approximately $70.9 million after-tax);

•
unproved leasehold writedowns in 2014 on Permian Basin oil properties (approximately $39 million after-tax) and unproved leasehold writedowns on San Juan Basin properties (approximately $3.7 million after-tax);

•	decreased oil, natural gas liquids and natural gas production expense (approximately $29 million after-tax);

•	lower production and ad valorem taxes (approximately $29 million after-tax);

•	gain on sale of the majority of our natural gas assets in the San Juan Basin (approximately $17.3 million after tax) and

•	lower exploration expense (approximately $8 million after-tax).

Year ended December 31, 2014 vs year ended December 31, 2013
For the year ended December 31, 2014, Energen’s net income totaled $568.0 million ($7.75 per diluted share) as compared to net income of $204.6 million ($2.82 per diluted share) in 2013. Energen’s income from continuing operations totaled $99.6 million ($1.36 per diluted) in 2014 as compared with $141.9 million ($1.96 per diluted) in 2013. Income from discontinued operations for 2014 was $468.4 million ($6.39 per diluted share) as compared with income of $62.7 million ($0.86 per diluted share) from 2013 largely due to the sale of Alagasco. This decrease in income from continuing operations was primarily the result of:

•	non-cash impairments on certain gas properties in the San Juan Basin (approximately $143.7 million after-tax);

•	non-cash impairments on certain oil properties in the Permian Basin (approximately $70.9 million after-tax);

•	unproved leasehold writedowns primarily on Permian Basin oil properties (approximately $39 million after-tax);

•	lower realized oil and natural gas liquids commodity prices (approximately $72 million after-tax);

•	higher depreciation, depletion and amortization (DD&A) expense (approximately $62 million after-tax);

•	higher oil, natural gas liquids and natural gas production expense (approximately $11 million after-tax);

•	higher exploration expense (approximately $9 million after-tax);

•	increased general and administrative expense (approximately $5 million after-tax) and

•	higher production and ad valorem taxes (approximately $5 million after-tax)

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

Operating Income (Loss)
Operating loss in 2015 totaled $1,437.9 million. Operating income in 2014 and 2013 totaled $177.0 million and $252.1 million, respectively. Reduced operating income for 2015 is primarily due to significantly lower commodity prices, asset impairment charges, non-cash mark-to-market decrease in open derivatives, decreased natural gas and natural gas liquids production and higher DD&A expense partially offset by non-cash mark-to-market increase in closed derivatives, higher oil production, lower oil, natural gas liquids and natural gas production expense, decreased production and ad valorem taxes and a gain on the sale of certain natural gas San Juan Basin assets. In 2014, lower operating income was largely due to non-cash impairments on certain properties in the San Juan and Permian basins, leasehold writedowns in the Permian Basin, lower oil and natural gas liquids commodity prices and higher DD&A expense. Partially offsetting these decreases in operating income was the non-cash mark-to-market income in open and closed derivatives, higher production and increased natural gas commodity prices.

Results of Operations
The following table summarizes information regarding our production and operating data from continuing operations.

Years ended December 31, (in thousands, except sales price and per unit data)	2015	2014	2013
Operating and production data from continuing operations
Oil, natural gas liquids and natural gas sales
Oil	$631,663	$988,868	$961,055
Natural gas liquids	48,856	110,918	91,407
Natural gas	82,742	244,408	203,855
Total	$763,261	$1,344,194	$1,256,317
Open non-cash mark-to-market gains (losses) on derivative instruments
Oil	$(242,227)	$271,200	$(43,261)
Natural gas liquids	—	287	(652)
Natural gas	(39,525)	43,958	(3,919)
Total	$(281,752)	$315,445	$(47,832)
Closed gains (losses) on derivative instruments
Oil	$346,404	$4,377	$(52,694)
Natural gas liquids	—	6,218	10,795
Natural gas	50,641	8,979	39,707
Total	$397,045	$19,574	$(2,192)
Total revenues	$878,554	$1,679,213	$1,206,293
Production volumes
Oil (MBbl)	14,023	11,814	10,364
Natural gas liquids (MMgal)	170.7	172.3	135.8
Natural gas (MMcf)	35,604	58,602	58,104
Total production volumes (MBOE)	24,022	25,684	23,281
Average daily production volumes
Oil (MBbl)	38.4	32.4	28.4
Natural gas liquids (MMgal)	0.5	0.5	0.4
Natural gas (MMcf)	97.5	160.6	159.2
Total average daily production volumes (MBOE/d)	65.8	70.4	63.8
Permian Basin - Spraberry (Trend Area) Field production volumes (included in production volumes above)*
Oil (MBbl)	2,143	2,463	2,822
Natural gas liquids (MMgal)	30.9	44.5	38.5
Natural gas (MMcf)	4,313	5,729	4,836
Total production volumes (MBOE)	3,599	4,477	4,544
Average realized prices excluding effects of open non-cash mark-to-market derivative instruments
Oil (per barrel)	$69.75	$84.07	$87.65
Natural gas liquids (per gallon)	$0.29	$0.68	$0.75
Natural gas (per Mcf)	$3.75	$4.32	$4.19
Average realized prices excluding effects of all derivative instruments
Oil (per barrel)	$45.04	$83.70	$92.73
Natural gas liquids (per gallon)	$0.29	$0.64	$0.67

Natural gas (per Mcf)	$2.32	$4.17	$3.51
Costs per BOE
Oil, natural gas liquids and natural gas production expenses	$9.51	$10.68	$11.06
Production and ad valorem taxes	$2.39	$3.97	$4.04
Depreciation, depletion and amortization	$24.72	$21.36	$19.45
Exploration expense	$0.62	$1.09	$0.60
General and administrative	$6.21	$4.75	$4.89
*The Spraberry (Trend Area) Field in the Permian Basin contained 15 percent or more of Energen’s total proved reserves as of December 31, 2015.

Revenues: Our revenues fluctuate primarily as a result of realized commodity prices, production volumes, the value of our derivative contracts and any recognized gains or losses on the sales of assets. Our revenues are predominantly derived from the sale of oil, natural gas liquids and natural gas.

For the year ended December 31, 2015, commodity sales decreased $580.9 million or 43.2 percent from the same period of 2014. Particular factors impacting commodity sales for 2015 include the following:

•
Oil volumes in 2015 increased 18.7 percent to 14,023 MBbl as new drilling in the horizontal Wolfcamp in the Midland and Delaware basins more than offset declines in the Wolfberry in the Midland Basin, 3rd Bone Spring in the Delaware Basin and the Central Basin Platform.

•	Average realized oil prices fell 46.2 percent to $45.04 per barrel during 2015.

•	Natural gas liquids production for 2015 declined 0.9 percent to 170.7 MMgal due to the sale of the majority of our natural gas assets in the San Juan Basin.

•	Average realized natural gas liquids prices decreased 54.7 percent to an average price of $0.29 per gallon during 2015.

•
Natural gas production decreased 39.2 percent to 35.6 Bcf in 2015 due to the sale of natural gas assets in the San Juan Basin, normal declines in the San Juan Basin and pipeline curtailments in the Permian Basin partially offset by accelerated completions and new well performance in the Permian Basin.

•	Average realized natural gas prices decreased 44.4 percent to $2.32 per Mcf during 2015.

•	Production from continuing operations fell 6.5 percent to 24 MMBOE during 2015.

For the year ended December 31, 2014, oil, natural gas liquids and natural gas sales increased $87.9 million or 7 percent from the same period of 2013. Particular factors impacting commodity sales for 2014 include the following:

•
Oil volumes rose 14 percent to 11,814 MBbl during 2014 as new drilling in the horizontal Wolfcamp in the Midland and Delaware basins, along with continued Wolfberry and Bone Spring drilling, more than offset declines in the mature Central Basin Platform.

•	Average realized oil prices in 2014 fell 9.7 percent to $83.70 per barrel and included the impact of wider oil basis differentials.

•
Production of natural gas liquids increased 26.9 percent to 172.3 MMgal in 2014 largely due to higher natural gas volumes related to the current drilling program and higher natural gas liquids recovery.

•	Average realized natural gas liquids prices fell 4.5 percent to an average price of $0.64 per gallon during 2014.

•	Natural gas production increased 0.9 percent to 58.6 Bcf in 2014 as increased production in the Permian Basin was partially offset by declining San Juan Basin production.

•	Average realized natural gas prices in 2014 rose 18.8 percent to $4.17 per Mcf.

•	Production from continuing operations rose 10.3 percent to 25.7 MMBOE during 2014.

Realized prices exclude the effects of derivative instruments.

Oil, natural gas liquids and natural gas production expense: The following table provides the components of our oil, natural gas liquids and natural gas production expenses:

Years ended December 31, (in thousands, except per unit data)	2015	2014	2013
Lease operating expenses	$140,010	$140,413	$129,326
Workover and repair costs	68,428	91,629	84,102
Marketing and transportation	19,942	42,390	44,010
Total oil, natural gas liquids and natural gas production expense	$228,380	$274,432	$257,438
Oil, natural gas liquids and natural gas production expense per BOE	$9.51	$10.68	$11.06

Energen had oil, natural gas liquids and natural gas production expense of $228.4 million, $274.4 million and $257.4 million during the years ended December 31, 2015, 2014 and 2013, respectively. Lease operating expense may be positively or negatively impacted by property acquisitions and dispositions and also generally reflects year-over-year increases in the number of active wells resulting from Energen’s ongoing development and exploratory activities. Overall lease operating expense was positively impacted in the current year by the sale of the San Juan Basin.

•
In 2015, lease operating expense decreased $0.4 million primarily due to lower other operations and maintenance expense (approximately $8 million) and decreased electrical costs (approximately $3.6 million) largely offset by additional equipment rental costs (approximately $4.5 million), higher labor costs (approximately $2 million), increased non-operated costs (approximately $1.9 million), increased gathering costs (approximately $1.2 million), higher environmental compliance costs (approximately $1.1 million) and higher water disposal costs (approximately $1.1 million).

•
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

On a per unit basis, the average lease operating expense for 2015, 2014 and 2013 was $5.83 per BOE, $5.46 per BOE and $5.56 per BOE, respectively.

Workover and repair costs decreased approximately $23.2 million in 2015 and increased $7.5 million in 2014. Workover and repair costs in 2015 were lower primarily due to lower incidence of offset well stimulation interference and lower electrical costs. In 2014, these expenses were primarily related to workovers in the west Texas Permian Basin associated with pump and tubing replacements. Additional expenses were incurred associated with the protective preparation of producing wells for offset operations. Also, the increased number of producing wells resulting from our ongoing drilling program creates a higher level of base load workover and repair expense.

In the years ended December 31, 2015 and 2014, marketing and transportation costs decreased $22.4 million and $1.6 million, respectively. The decline in 2015 was largely due to lower natural gas volumes as a result of the sale of certain San Juan Basin natural gas assets.

Production and ad valorem taxes: Production and ad valorem taxes were $57.4 million ($2.39 per BOE), $102.1 million ($3.97 per BOE) and $94.1 million ($4.04 per BOE) during the years ended December 31, 2015, 2014 and 2013, respectively. In 2015, production-related taxes were $37.1 million lower as decreased commodity market prices and lower net production volumes contributed approximately $32.2 million and $4.9 million to the decrease in production taxes, respectively. In 2014, production-related taxes were $7.8 million higher as increased commodity production volumes contributed approximately $7 million to the increase in production taxes combined with increased natural gas commodity market prices, largely offset by lower gas and natural gas liquids commodity market prices, which contributed approximately $0.8 million to the increase. Commodity market prices exclude the effects of derivative instruments for purposes of determining production taxes. Decreased ad valorem taxes of $7.6 million in 2015 were largely driven by the factor adjusted price impact on our Texas oil and natural gas properties. Increased ad valorem taxes of $0.2 million in 2014 were primarily driven by the increase in the number of active wells.

Depreciation, depletion and amortization: DD&A expense increased $45.2 million in 2015 and $95.7 million in 2014. The average DD&A rates were $24.72 per BOE in 2015, $21.36 per BOE in 2014 and $19.45 per BOE in 2013. The increase in the 2015 and 2014 per unit DD&A rates, which contributed approximately $79.3 million and $47.5 million, respectively, to the increase in DD&A expense, was primarily due to higher rates resulting from an increase in development costs and the impact of year end reserve revisions driven by lower commodity prices. Lower net production volumes reduced DD&A expense approximately $35.2 million in 2015. Increased production volumes contributed approximately $46.4 million to the increase in DD&A expense in 2014.

Asset impairment: Non-cash impairment writedowns are reflected in asset impairment on the consolidated income statements.

Permian Basin: For 2015, Energen recognized non-cash impairment writedowns on certain properties in the Permian Basin of $1,092.2 million to adjust the carrying amount of these properties to their fair value. We estimate future discounted cash flows in determining fair value using commodity assumptions, which are based on the commodity price curve for five years and then escalated at 3 percent through our assumed price cap. During the fourth quarter of 2015, Energen recognized non-cash impairment writedowns of $646.1 million due to commodity price declines and the related impact to our drilling plans. Our commodity price assumptions declined over the third quarter by approximately 12 percent for oil and 6 percent for natural gas in comparable periods. During the third quarter of 2015, Energen recognized non-cash impairment writedowns of $390.2 million due to commodity price declines. Our commodity price assumptions declined over the second quarter by approximately 19 percent for oil and 12 percent for natural gas in comparable periods. During the second quarter of 2015, Energen recognized non-cash impairment writedowns on certain properties in the Central Basin Platform of $51.5 million. Estimated future cash flows were revised due to the receipt of an unsolicited offer for these properties. During the first quarter of 2015, Energen recognized a non-cash impairment writedown of $4.3 million.

During the third and fourth quarters of 2014, Energen recognized non-cash impairment writedowns on certain Permian Basin properties in the Midland Basin of $25.8 million and in the Delaware Basin of $90.6 million, respectively, to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows.

Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties in the Delaware Basin of $29.2 million in 2015. During 2014, Energen recognized unproved leasehold writedowns of $64.4 million. These unproved leasehold writedowns include $55.1 million of leasehold expirations.

San Juan Basin: Energen recognized non-cash impairment writedowns on properties in the San Juan Basin of $133.1 million during the fourth quarter of 2015 to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows. These remaining properties were designated as held for sale as of December 31, 2015. At December 31, 2015, proved reserves associated with Energen’s San Juan Basin held for sale properties totaled 16,930 MBOE.

During the third and fourth quarters of 2014, non-cash impairment writedowns of $142.2 million and $88.1 million, respectively, were recognized by Energen on certain natural gas properties in the San Juan Basin to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows in the third quarter and based on direct market data in the fourth quarter as these properties were designated as held for sale as of December 31, 2014. At December 31, 2014, proved reserves associated with Energen’s San Juan Basin held for sale properties totaled 69,038 MBOE.

During 2015 and 2014, Energen recognized unproved leasehold writedowns San Juan Basin properties of $37.9 million and $5.8 million, respectively.

Exploration: The following table provides details of our exploration expense:

Years ended December 31, (in thousands, except per unit data)	2015	2014	2013
Geological and geophysical	$7,316	$8,800	$3,141
Dry hole costs	7,097	9,325	2,101
Delay rentals and other	465	9,965	8,794
Total exploration expense	$14,878	$28,090	$14,036
Total exploration expense per BOE	$0.62	$1.09	$0.60

Exploration expense decreased $13.2 million in 2015 primarily due to lower delay rentals and dry hole costs. Delay rentals are lower in the current year largely due to the sale of certain San Juan Basin properties. Exploration expense rose $14.1 million during 2014 primarily due to higher dry hole costs, increased seismic costs and additional delay rentals.

General and administrative: The following table provides details of our general and administrative (G&A) expense:

Years ended December 31, (in thousands, except per unit data)	2015	2014	2013
General and administrative	$30,578	$25,519	$25,310
Benefit and performance-based compensation costs	64,805	45,215	45,954
Labor costs	53,749	51,318	42,557
Total general and administrative expense	$149,132	$122,052	$113,821
Total general and administrative expense per BOE	$6.21	$4.75	$4.89

In 2015, total G&A expense rose $27.1 million primarily due to increased costs related to Energen’s benefit and performance-based compensation plans (approximately $19.6 million), increased legal expenses (approximately $5.4 million) and higher labor costs (approximately $2.4 million). Total G&A expense rose $8.2 million in 2014 largely due to increased labor costs (approximately $8.8 million), higher professional services (approximately $1.6 million) and increased recruiting expenses (approximately $1.5 million) partially offset by decreased costs from Energen’s benefit and performance-based compensation plans (approximately $0.7 million) and decreased legal expenses (approximately $1.7 million). Included in costs from the benefit and performance-based compensation plans were pension costs of $31.3 million (including settlement expense of $29.8 million), $18.9 million (including settlement expense of $4.1 million) and $11.8 million (including settlement expense of $0.2 million) for the years ended December 31, 2015, 2014 and 2013, respectively.

(Gain) loss on sale of assets and other, net: On March 31, 2015, Energen completed the sale of the majority of our natural gas assets in the San Juan Basin in New Mexico and Colorado (effective as of January 1, 2015) for an aggregate purchase price of $395 million. The sales proceeds were reduced by purchase price adjustments of approximately $11 million related to the operations of the San Juan Basin properties subsequent to December 31, 2014 and one-time adjustments related primarily to liabilities assumed by the buyer, which resulted in pre-tax proceeds to Energen of approximately $384 million before consideration of transaction costs of approximately $2.8 million. Energen recognized a pre-tax gain of $27.0 million on the sale. Energen used proceeds from the sale to reduce long-term indebtedness. At December 31, 2014, proved reserves associated with these San Juan Basin held for sale properties totaled 69,038 MBOE.

Interest expense: Interest expense rose $5.3 million during 2015 largely due to the classification of interest expense associated with debt required to be extinguished as discontinued operations in the prior year partially offset by the prior year write-off of debt issuance costs associated with the $600 million Senior Term Loans. Interest expense decreased $2 million during 2014 largely due to the December 2013 repayment of the Senior Term Loans of $300 million issued in November 2011 and the October 2013 repayment of $50 million of 5 percent Notes, partially offset by the write-off of debt issuance costs of $2.7 million associated with the $600 million Senior Term Loans issued in December 2013, interest expense incurred from our credit facility entered into on September 2, 2014 and $0.4 million associated with the October 2012 syndicated credit facilities. The interest expense associated with the $600 million Senior Term Loans and the October 2012 syndicated credit facilities are reflected in discontinued operations for 2014 and 2013. In conjunction with the sale of Alagasco, the $600 million Senior Term Loans and the syndicated credit facilities were repaid in September 2014. The average daily outstanding balance under credit facilities was $358.9 million in 2015. The average daily outstanding balance under credit facilities was $482.2 million in 2014 as compared to $772 million in 2013.

Income tax expense: Income tax expense decreased in 2015 and 2014 largely due to lower pre-tax income. In addition, Energen recognized a $1.2 million and an $8.4 million income tax benefit during the 4th quarter of 2015 and 2014, respectively, as a result of re-measuring its state deferred tax liabilities. This re-measurement reflected the state apportionment changes related to certain San Juan Basin properties designated as held for sale as of December 31, 2015 and 2014. On June 15, 2015, a Texas tax bill was signed into law which reduces the Texas Franchise Tax (Margin Tax) rate from 1 percent to 0.75 percent for taxpayers not engaged in retail or wholesale trade. The tax rate reduction is applicable for tax reports originally due on or after January 1, 2016.  Energen recognized a $3.1 million income tax benefit during the second quarter of 2015, the period the law was enacted, to reflect the impact of this change.

Discontinued operations, net of tax: On September 2, 2014, Energen completed the transaction to sell Alagasco to Laclede for $1.6 billion, less the assumption of $267 million in debt. The net pre-tax proceeds to Energen totaled approximately $1.32 billion. This sale had an effective date of August 31, 2014. Energen used cash proceeds from the sale to reduce long-term and short-term indebtedness. During the second quarter of 2014, Energen classified Alagasco as held for sale and reflected the associated operating results in discontinued operations. Energen’s results of operations and cash flows for the years ended December 31, 2014 and 2013 presented in our consolidated financial statements and these notes reflect Alagasco as discontinued operations.

In March 2014, Energen completed the sale of its North Louisiana/East Texas primarily natural gas properties for $30.3 million. The sale had an effective date of December 1, 2013, and the proceeds from the sale were used to repay short-term obligations. During the third quarter of 2013, Energen classified these primarily natural gas properties as held for sale and reflected the associated operating results in discontinued operations. Energen recognized non-cash impairment writedowns on these properties in 2014 of $1.9 million pre-tax to adjust the carrying amount of these properties to their fair value based on an estimate of the selling price of the properties. Energen also recognized non-cash impairment writedowns on these properties of $29.8 million in 2013. These non-cash impairment writedowns are reflected in gain on disposal of discontinued operations, net on the consolidated income statements. At December 31, 2013, proved reserves associated with Energen’s North Louisiana/East Texas properties totaled 23 Bcf of natural gas and 91 MBbl of oil.

In October 2013, Energen completed the sale of its Black Warrior Basin coalbed methane properties in Alabama for $160 million. Energen recorded a pre-tax gain on the sale of approximately $35 million in the fourth quarter of 2013 that was reflected in gain on disposal of discontinued operations in the year ended December 31, 2013. The sale had an effective date of July 1, 2013, and the proceeds from the sale were used to repay short-term obligations. The property was classified as held for sale and reflected in discontinued operations during the third quarter of 2013.

See Note 16, Discontinued Operations and Held for Sale Properties, in the Notes to Financial Statements for additional information regarding discontinued operations.

FINANCIAL POSITION AND LIQUIDITY

Cash Flow
The key drivers impacting our cash flow from operations are our oil, natural gas liquids and natural gas production volumes and realized commodity market prices, net of the effects of settlements on our derivative commodity instruments. We rely on our cash flows from operations supplemented by borrowings under our syndicated credit facility to fund our capital spending plans and working capital requirements. We also used the pre-tax proceeds from the sale of certain San Juan Basin properties.

Net cash provided by operating activities: Energen’s net cash from operating activities totaled $714.6 million, $705.5 million and $927.4 million in 2015, 2014 and 2013, respectively and included discontinued operations associated with cash flows from Alagasco of $91.5 million in 2014 and $109.3 million in 2013. Net income in 2015 was impacted by non-cash charges, including, asset impairment charges, deferred income taxes and the change in derivative fair value. During 2015, operating cash flows were impacted by significantly lower commodity prices. During 2014, operating cash flows decreased due to lower oil and natural gas liquids commodity prices partially offset by increased production and higher natural gas commodity prices. Net income in 2014 was also significantly impacted by non-cash charges, including higher DD&A, asset impairment charges and the change in derivative fair value. During 2013, operating cash flows increased due to an increase in oil and natural gas liquids production and higher natural gas and oil commodity prices. In 2013, net income was also impacted by non-cash charges, including higher DD&A and the change in derivative fair value. The Company’s working capital needs were also influenced by accrued taxes and the timing of payments and recoveries for all years.

Net cash used in investing activities: Energen made net investments of $847.3 million during 2015. Energen invested $87.4 million in property acquisitions including approximately $85.5 million of unproved leaseholds; $386.4 million for development costs (includes the reversal of approximately $17.2 million of accrued development cost) including approximately $139 million to drill 63 net development and service wells; and $753.1 million for exploration (includes the reversal of approximately $111.1 million of accrued exploration cost) including approximately $492 million to drill 100 net exploratory wells. Included in the proceeds from asset sales in 2015 are cash proceeds of $384 million from the sale of certain San Juan Basin assets and $8.6 million from the sale of Alagasco. During 2014, the Company made net investments of $38.9 million. Energen invested $70.7 million in property acquisitions including approximately $68.5 million of unproved leaseholds; $399.1 million for development costs (excludes the accrual of approximately $4.6 million of accrued development cost) including approximately $270 million to drill 102 net development and service wells; and $844.1 million for exploration (excludes the accrual of approximately $109.3 million of accrued exploration cost) including approximately $703 million to drill 110 net exploratory wells. Included in the proceeds from asset sales and the sale of Alagasco in 2014 are cash proceeds of $1,317.1 million from the sale of Alagasco and $30 million from the sale of North Louisiana/East Texas properties. During 2013, the Company made net investments of $1,053.6 million. Energen invested $31.3 million in property acquisitions including approximately $26.8 million of unproved leaseholds; $675.4 million for development costs (includes the reversal of approximately $23.9 million of accrued development cost) including approximately $457 million to drill 179 net development and service wells; and $423.7 million for exploration including approximately $295 million to drill 90 net exploratory wells. Energen had cash proceeds in 2013 of $161.0 million primarily from the sale of certain Black Warrior Basin properties.

During 2015, Energen added 133 MMBOE of proved reserves from discoveries and other additions, primarily the result of exploratory and development drilling that increased the number of proved undeveloped locations in the Permian Basin. Energen added approximately 130 MMBOE and 37 MMBOE of proved reserves in 2014 and 2013, respectively.

Net cash provided by (used in) financing activities: The Company provided $132.1 million for net financing activities in 2015 primarily due to the issuance of 5,700,000 shares of common stock largely offset by the repayment of credit facility borrowings. The Company used $670.3 million for net financing activities in 2014 largely due to the repayment of $600 million Senior Term Loans, discontinued operations primarily related to the sale of Alagasco and the purchase and retirement of shares. In 2013, the Company provided $122.1 million from net financing activities primarily from the December 2013 issuance of $600 million of Senior Term Loans partially offset by the repayment of long-term debt of $350 million combined with a decrease in short-term borrowings. For each of the years, net cash provided by (used in) financing activities also reflected dividends paid to common shareholders and cash received from the issuance of common stock through the Company’s stock-based compensation plan.

Capital Expenditures
Capital spending at Energen is detailed below.

Years ended December 31, (in thousands)	2015	2014	2013
Property acquisitions	$87,556	$71,096	$31,481
Development	370,331	406,597	654,222
Exploration	641,983	953,409	423,698
Other	14,938	20,849	11,352
Total	1,114,808	1,451,951	1,120,753
Less exploration expenditures charged to income	74,198	79,441	16,008
Net capital expenditures	$1,040,610	$1,372,510	$1,104,745

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

We engage in derivative risk management activities in order to reduce the risk associated with commodity price fluctuations. Commodity hedges in place for 2016 will help mitigate some of the commodity price volatility and recent declines; however, we currently have significantly fewer hedges in place for 2016 and at lower price levels than in 2015 and may not be able to execute new hedges at acceptable volumes or price levels. Unless commodity prices increase during 2016, we expect that the net prices we will receive for our 2016 production will decline relative to 2015. See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for a full detail of our hedged volumes.

Production from the liquids rich Permian Basin in 2016 is estimated to range from 19.5 MMBOE to 20.3 MMBOE, with a midpoint of 19.9 MMBOE, including approximately 17.6 MMBOE of estimated production from proved reserves owned at December 31, 2015. Production estimates do not include amounts related to held for sale properties or potential future acquisitions. In the event Energen is unable to fully invest in its capital investment opportunities, future operating revenues, production and proved reserves could be negatively affected.

Production volumes by commodity are expected to be as follows:

Year ended December 31, (MMBOE)	2016
Oil	12.6
Natural gas liquids	3.5
Natural gas	3.8
Total (midpoint of range)	19.9

During 2016, Energen expects an annualized decline rate of approximately 18.2 percent for its proved developed producing properties owned at December 31, 2015, excluding production from held for sale properties. During the same period, total production from proved properties is expected to decrease approximately 12.8 percent and total production is expected to decrease approximately 1.5 percent. The above proved developed producing properties decline rate is not necessarily indicative of Energen’s expectations for its terminal decline rate on a long-term basis.

Various factors influence decline rates. For example, certain properties may have production curves that decline at faster rates in the early years of production and at slower rates in later years. Accordingly, the decline rate for a single year is influenced by numerous factors, including but not limited to, the mix of types of wells, the mix of newer versus older wells, and the effect of enhanced recovery activities, but it is not necessarily indicative of future decline rates. Energen expects a compound annual decline rate for proved producing properties owned at December 31, 2015, excluding production from held for sale properties, for the 5 year period 2015 to 2020, for the 10 year period 2015 to 2025 and for the 20 year period 2015 to 2035 of approximately 16.2 percent, 12.5 percent and 10 percent, respectively.

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

Energen plans to continue investing capital in oil and natural gas production operations. For 2016, we expect our oil and natural gas capital spending to total approximately $250 million, including $209 million for existing properties and $36 million for exploration. Included in this $209 million is approximately $58 million for the development of previously identified proved undeveloped reserves. Capital spending is required to offset declines in production and proved oil and natural gas reserves. Future success in maintaining and growing reserves and production is highly dependent on the results of our drilling program and our ability to add reserves economically during a challenging market for crude oil and natural gas.

Capital expenditures in the Permian Basin by area during 2016 are planned as follows:

Year ended December 31, (in thousands)	2016
Midland Basin	$197
Delaware Basin	41
Other	3
Net Carry-in/Carry Out	5
Total	$246

Energen anticipates having the following drilling rigs and net wells by area during 2016. The drilling rigs presented below are operated while the net wells include operated and non-operated wells.

	Drilling Rigs	Net Wells
Permian Basin	1-2	11

Included in Energen’s capital plan is approximately $168 million for the completion of 46 net drilled but uncompleted wells in the Midland Basin.

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

Liquidity
At December 31, 2015, we had $1.3 million of cash on hand and $1.2 billion of committed financing available under our credit facilities. To finance our operations, working capital and capital spending, we expect to use internally generated cash flow from operations supplemented by our existing $1.4 billion five-year syndicated credit facility. In addition, we have classified our remaining San Juan Basin properties as held for sale as of December 31, 2015 and, subsequent to year-end, we classified other Permian Basin non-core properties in the Delaware Basin as held for sale.

Energen may issue long-term debt and equity periodically to replace short-term obligations, enhance liquidity and provide for permanent financing. Access to capital is an integral part of Energen’s business plan. As of December 31, 2015, the Company has $222.5 million outstanding under its revolving credit facilities and $554.0 million outstanding under long term note agreements. While we expect to have ongoing access to our credit facility and capital markets, continued access could be adversely affected by current and future economic and business conditions and possible credit rating downgrades. To the extent current market conditions continue for a prolonged period or worsen, we may be forced to reduce or delay capital and operational expenditures, divest assets, seek additional debt or equity financing, or refinance all or a portion of our debt.

Our debt facilities are subject to certain financial and non-financial covenants as discussed in Note 3, Long Term Debt, in the Notes to Financial Statements. The financial covenants of the credit facility require Energen to maintain a ratio of total debt to consolidated income before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and other noncash income and expenses (EBITDAX) less than or equal to 4.0 to 1.0. As of December 31, 2015, we were in compliance with our covenants and expect to maintain compliance during 2016 assuming we are able to execute on our business plan which includes property divestitures and/or access to the capital markets and utilization of our credit facility. However, factors including those outside of our control may prevent us from maintaining compliance with the financial and non-financial covenants, including our total debt to EBITDAX covenant, at future measurement dates in 2016 and beyond. Such factors may include further commodity price declines, lack of liquidity in property and capital markets and our continuing ability to execute on our business plan. The borrowing base on our credit facility is scheduled to be redetermined in April and October of 2016. In the event that we are unable to remain in compliance with our financial and non-financial covenants, we would seek covenant relief at a scheduled redetermination date or at an interim date, as appropriate, during 2016. However, no assurances can be given with respect to such relief. If any such covenant violations are not waived by the lenders such violation would result in an event of default that could trigger acceleration of payment of the amounts outstanding under credit facilities and long term note agreements, which is an aggregate balance outstanding of $776.5 million at December 31, 2015. Additionally, the lenders could refuse to make additional loans under the credit facility, take possession of any collateral, and exercise other remedies or rights that may be available to them, all of which could have a material adverse effect on the business and financial condition of the Company.

On September 2, 2014, Energen entered into a five-year syndicated secured credit facility with domestic and foreign lenders. On October 20, 2015, the borrowing base and aggregate commitments were reduced to $1.4 billion in association with the semi-annual redetermination required under the agreement. Energen’s obligations under the $1.4 billion syndicated credit facility are unconditionally guaranteed by Energen Resources. The financial covenants of the credit facility require Energen to maintain a ratio of total debt to consolidated income before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and other non-cash income and expenses (EBITDAX) less than or equal to 4.0 to 1.0; to maintain a ratio of consolidated current assets (adjusted to include amounts available for borrowings and exclude non-cash derivative instruments) to consolidated current liabilities (adjusted to exclude maturities under the credit facility and non-cash derivative instruments) greater than or equal to 1.0 to 1.0; and, during certain periods, to maintain a ratio of the net present value of proved reserves of our oil and natural gas properties to consolidated total debt greater than or equal to 1.50 to 1.0. We are also bound by covenants which limit our ability to incur additional indebtedness, make certain distributions or alter our corporate structure. Energen may not pay dividends during an event of default, if the payment would result in an event of default or if availability is less than 10 percent of the loan limit under the credit facility. Our credit facility also limits our ability to enter into commodity hedges based on projected production volumes. In addition, the terms of our credit facility limit the amount we can borrow to a borrowing base amount which is determined by our lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria including commodity price outlook. The borrowing base amount is subject to redetermination semi-annually and for event-driven unscheduled redeterminations. Given the lower price environment since our prior redetermination, we would expect a reduction in our borrowing basis at the next scheduled redetermination. Our next scheduled redetermination is April 1, 2016.

At December 31, 2015, Energen reported negative working capital of $41.2 million arising from current liabilities of $287.5 million exceeding current assets of $246.3 million. Working capital at Energen is influenced by the fair value of derivative financial instruments associated with future production. Energen has $57.0 million in current assets and $0.5 million in current liabilities associated with its derivative financial instruments at December 31, 2015. Energen relies upon cash flows from operations supplemented by our credit facility to fund working capital needs.

Workforce Reduction
On January 22, 2016, we reduced our workforce as part of an overall plan to reduce costs and better align our workforce with the needs of our business and current oil and natural gas commodity prices. In connection with the reduction, we will incur a total charge of approximately $3.2 million in the first quarter of 2016 for one-time termination benefits.

Credit Ratings
On February 11, 2016, Moody’s Investors Service lowered Energen’s Corporate Family rating from Ba1 to B1 with a negative outlook. Moody’s Senior Unsecured Medium-Term Notes and Senior Unsecured Regular Bond ratings were lowered from Ba2 to B3 with a negative outlook. On February 9, 2016, Standard and Poor’s affirmed its Corporate credit rating for Energen at BB with a stable outlook.
Equity Offering and Shares Issued
During the second quarter of 2015, Energen issued 5,700,000 additional shares of common stock through a public equity offering. We received net proceeds of approximately $398.6 million, after deducting offering expenses. Net proceeds from this offering were initially used to repay borrowings under our credit facility and for general corporate purposes.

(in thousands)	December 31, 2015	December 31, 2014
Shares outstanding	78,795	72,973
Treasury stock*	2,976	2,903
Shares issued	81,771	75,876
*Excludes 50,800 shares and 78,254 shares held in the 1997 Deferred Compensation Plan at December 31, 2015 and 2014, respectively.

Dividends
In February 2016, we announced the discontinuance of dividend payments. Accordingly, we do not expect to pay cash dividends on Energen common stock in 2016. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and is based upon business conditions, results of operations, financial conditions and other factors.

Employee Benefit Plans
In October 2014, Energen’s Board of Directors elected to freeze and terminate its qualified defined benefit pension plan. A plan amendment adopted in October 2014 closed the plan to new entrants, effective November 1, 2014, and froze benefit accruals effective December 31, 2014. Energen terminated the plan on January 31, 2015 and distributed benefits in December 2015.

Energen’s non-qualified supplemental retirement plans were terminated effective December 31, 2014. Distributions under the plans are subject to certain payment restrictions under the Internal Revenue Code and Treasury regulations and payments to plan participants were made in the first quarter of 2015 with the remainder to be paid in the first quarter of 2016. In connection with the termination of these plans, Energen has also classified approximately $3.3 million as of December 31, 2015 of its investment in a Rabbi Trust from other long term assets to prepayments and other assets in the accompanying balance sheets to reflect its intent to utilize these assets to partially fund the estimated payments in the first quarter of 2016.

In October 2014, Energen’s Board of Directors amended and restated the Employee Savings Plan to make certain benefit design changes effective January 1, 2015. The benefit design changes include an increase in the percentage of Company match and other contributions. In February 2016, Energen announced additional changes to benefits under the Employee Savings Plan, effective March 21, 2016, which reduces the percentage of Company match.

Stock Repurchase Authorization
From time to time, the Company may repurchase shares of its common stock through open market or negotiated purchases. Such repurchases would be pursuant to a 3,600,000 share repurchase authorization approved by the Board of Directors on October 22, 2014. For the year ended December 31, 2014, Energen repurchased and retired 226,839 shares for $14.9 million pursuant to our repurchase authorization. There were no shares repurchased pursuant to its repurchase authorization for the years ended December 31, 2015 and 2013. As of December 31, 2015, a total of 3,373,161 shares remain authorized for future repurchase. The timing and amounts of any repurchases are subject to changes in market conditions and other business considerations. Energen also from time to time acquires shares in connection with participant elections under Energen’s stock compensation plans. For the years ended December 31, 2015, 2014 and 2013, Energen acquired 73,126 shares, 32,768 shares and 14,766 shares, respectively, in connection with its stock compensation plans.

Contractual Cash Obligations and Other Commitments
In the course of ordinary business activities, Energen enters into a variety of contractual cash obligations and other commitments. The following table summarizes Energen’s significant contractual cash obligations, other than hedging contracts, as of December 31, 2015:

		Payments Due Before December 31,
(in thousands)	Total	2016	2017-2018	2019-2020	2021 and Thereafter
Long-term debt (1)	$776,500	$—	$19,000	$222,500	$535,000
Interest payments on debt	229,457	33,261	64,538	58,848	72,810
Operating leases	10,079	2,537	5,111	2,431	—
Asset retirement obligations (2)	718,952	5,480	4,919	5,235	703,318
Nonqualified supplemental retirement plans	15,729	14,606	231	217	675
Total contractual cash obligations	$1,750,717	$55,884	$93,799	$289,231	$1,311,803

(1) Long-term debt obligations include approximately $0.4 million of unamortized debt discounts as of December 31, 2015.

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

Under various agreements for third-party gathering, treatment, transportation or other services, Energen is committed to deliver minimum production volumes or to pay certain costs in the event the minimum quantities are not delivered. These delivery commitments are approximately 5.8 MMBOE through October 2020.

The contractual obligations reported above exclude Energen’s liability of $11.2 million related to Energen’s provision for uncertain tax positions. Energen cannot make a reasonably reliable estimate of the amount and period of related future payments for such liability.

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

Energen Resources appealed the Order in 2011 and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order that is now under appeal. In the Revised Order, ONRR has ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. Energen estimates that application of the Revised Order to all of the Company’s federal leases would result in ONRR claims up to approximately $24 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen continues to vigorously contest the Revised Order and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of December 31, 2015.

Derivative Commodity Instruments
We periodically enter into derivative commodity instruments to hedge our exposure to price fluctuations on oil, natural gas liquids and natural gas production. Such instruments may include over-the-counter (OTC) swaps and basis swaps typically executed with investment and commercial banks and energy-trading firms.

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net gain position with eleven of our active counterparties and in a net loss position with the remaining one at December 31, 2015. Energen has policies in place to limit hedging to not more than 80 percent of our estimated annual production; however, Energen’s credit facility contains a covenant which operates to limit hedging at a lower threshold in certain circumstances.

Energen has prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the market value of crude oil, natural gas liquids and natural gas may have on the fair value of its derivative instruments. This analysis measured the impact on the commodity derivative instruments and, thereby, did not consider the underlying exposure related to the commodity. At December 31, 2015, Energen was in a net gain position of $56.5 million for derivative contracts and estimates that a 10 percent increase or decrease in the commodities prices would have resulted in an approximate $4.3 million change in the fair value of open derivative contracts; however, gains and losses on derivative contracts are expected to be similarly offset by sales at the spot market price. The hypothetical change in fair value was calculated by multiplying the difference between the hypothetical price and the contractual price by the contractual volumes and did not include the impact of related taxes on actual cash prices.

All derivatives are recognized at fair value under the fair value hierarchy as discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Financial Statements. Level 3 assets as of December 31, 2015 represent an immaterial amount of both total assets and liabilities. Changes in fair value primarily result from price changes in the underlying commodity. Energen has prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its Level 3 instruments. We estimate that a 10 percent increase or decrease in commodity prices would result in an approximate $0.1 million change in the fair value of open Level 3 derivative contracts and to the results of operations.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law. Title VII of the Dodd-Frank Act establishes federal oversight and regulation of the over-the-counter derivatives markets and participants in such markets. The Commodities Futures Trading Commission (CFTC) and the SEC have adopted, or are in the process of adopting, rules and regulations covering, among other derivative transactions, transactions linked to crude oil and natural gas prices.  We believe Energen’s derivative transactions qualify for the end-user exception which exempts them from certain Dodd-Frank Act swap clearing and exchange-trading requirements pursuant to final regulations adopted by the CFTC and SEC. However, the Dodd-Frank Act also authorized the CFTC to set position limits for certain futures and options contracts in the major energy markets and for swaps that are their economic equivalents. The CFTC’s initial regulations on position limits were vacated by the U.S. District Court for the District of Columbia in 2012, and the CFTC subsequently proposed new position limits in November 2013. The CFTC has supplemented the new position limit rule proposal as recently as September 2015, and the final rules have not yet been adopted. The full impact of the Dodd-Frank Act and related regulatory requirements on Energen will not be known until the regulations have been fully implemented and the derivative markets have adjusted to such regulations. Energen could experience increased costs and reduced liquidity in the markets as a result of these rules and regulations governing derivatives, which could reduce hedging opportunities and negatively affect our revenues and cash flows.

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

Accounting for Oil and Natural Gas Producing Activities and Related Proved Reserves: Energen utilizes the successful efforts method of accounting for its oil and natural gas producing activities. Acquisition and development costs of proved properties are capitalized and amortized on a units-of-production basis over the remaining life of total proved and proved developed reserves. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas liquids and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The technologies associated with these proved reserve estimates are analysis of well production data, geophysical data, wireline and core data. Accordingly, these estimates do not include probable or possible reserves. Estimated oil and gas proved reserves are based on currently available reservoir data and are subject to future revision. Estimates of physical quantities of oil and natural gas proved reserves have been determined by Company engineers. Independent oil and natural gas reservoir engineers have audited the estimates of proved reserves of crude oil, natural gas liquids and natural gas attributed to Energen’s net interests in oil and natural gas properties as of December 31, 2015. The independent reservoir engineers have issued reports covering approximately 99 percent of the Company’s ending proved reserves and in their judgment these estimates were reasonable in the aggregate. Energen’s production of proved undeveloped reserves requires the drilling of development wells and the installation or completion of related infrastructure facilities.

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

The table below reflects an estimated increase in 2016 depreciation, depletion and amortization expense associated with an assumed downward revision in the reported oil and natural gas reserve amounts at December 31, 2015:

	Percentage Change in Proved Oil & Natural Gas Reserves From Reported Reserves
	as of December 31, 2015
(dollars in thousands)	-5%	-10%
Estimated increase in DD&A expense for the year ended December 31, 2016, net of tax	$14,416	$30,322

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

We may also recognize impairments of capitalized costs for unproved properties. The greatest portion of these costs generally relate to the acquisition of leasehold. The costs are capitalized and periodically evaluated as to recoverability, based on changes brought about by exploration activities, changes in economic factors and potential shifts in business strategy employed by management. We consider a combination of geologic and economic factors to evaluate the need for impairment of these costs.

Certain impairments were recognized during 2015 as discussed under Asset Impairment in our Results of Operations. A further decline in our price assumptions by 10 percent (assuming all other assumptions are held constant) would result in approximately $240 million of impairment expense on properties, primarily in the Central Basin Platform, not impaired at December 31, 2015. No additional expense would be recognized on properties previously impaired. Other assumptions such as operating costs, transportation costs, well and reservoir performance, severance and ad valorem taxes, operating and development plans may also change given an assumed 10 percent commodity price decline. However, we are unable to estimate their correlation to the price change and these other assumptions may worsen or partially mitigate some of the estimated impairment.

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

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

See Note 19, Recently Issued Accounting Standards, in the Notes to Financial Statements for information regarding recently issued accounting standards.

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

Commodity price risk: Energen’s major market risk exposure is in the pricing applicable to its oil and natural gas production. Historically, prices received for oil, natural gas liquids and natural gas production have been volatile due to seasonal weather patterns, world and national supply-and-demand factors and general economic conditions. Crude oil prices also are affected by quality differentials, by worldwide political developments and by actions of the Organization of the Petroleum Exporting Countries. Basis differentials, like the underlying commodity prices, can be volatile because of regional supply-and-demand factors, including seasonal factors and the availability and price of transportation to consuming areas. As impacted by such commodity price volatility during  2015, our average realized oil prices fell 46.2 percent to $45.04 per barrel, average realized natural gas liquids prices decreased 54.7 percent to an average price of $0.29 per gallon and average realized natural gas prices decreased 44.4 percent to $2.32 per Mcf.

We periodically enter into derivative commodity instruments to hedge our exposure to price fluctuations on oil, natural gas liquids and natural gas production. Such instruments may include over-the-counter swaps and basis swaps typically executed with investment and commercial banks and energy-trading firms.

As of December 31, 2015, Energen entered into the following transactions for 2016 and subsequent years:

Production Period	Total Hedged Volumes		Average Contract Price	Description	Fair Value (in thousands)
Oil
2016	1,086	MBbl	$63.80 Bbl	NYMEX Swaps	$24,126
Oil Basis Differential
2016	7,524	MBbl	$(1.92) Bbl	WTI/WTI Basis Swaps	(13,180)
2016	2,117	MBbl	$(1.63) Bbl	WTS/WTI Basis Swaps	(2,878)
December 2015 contracts (closed but not cash settled)					48,436
Total					$56,504
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

Interest rate risk: Our interest rate exposure as of December 31, 2015 primarily relates to our syndicated credit facility with variable interest rates. The weighted average interest rate for amounts outstanding at December 31, 2015 was 1.64 percent. A 1 percent increase or decrease in the weighted average interest rate would have resulted in an approximate $2.2 million change in interest expense on our outstanding credit facility balance of $222.5 million at December 31, 2015. All long-term debt obligations, other than our credit facility, were at fixed rates at December 31, 2015. At December 31, 2015, we had interest rate swap agreements with a notional value of $66.7 million. The interest rate swaps exchange a variable interest rate for a fixed interest rate of 1.0425 percent. The fair value of our interest rate swaps was a $0.2 million liability at December 31, 2015.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENERGEN CORPORATION

Schedules other than those listed above are omitted because they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Energen Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Energen Corporation and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
February 16, 2016

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2015	December 31, 2014

ASSETS
Current Assets
Cash and cash equivalents	$1,272	$1,852
Accounts receivable, net	63,097	157,678
Inventories	11,255	14,251
Assets held for sale	93,739	395,797
Derivative instruments	56,963	322,337
Prepayments and other	20,014	27,445
Total current assets	246,340	919,360
Property, Plant and Equipment
Oil and natural gas properties, successful efforts method
Proved properties	7,611,118	6,903,514
Unproved properties	145,724	142,340
Less accumulated depreciation, depletion and amortization	3,454,510	1,893,106
Oil and natural gas properties, net	4,302,332	5,152,748
Other property and equipment, net	48,358	46,389
Total property, plant and equipment, net	4,350,690	5,199,137
Other postretirement assets	3,881	—
Other assets	12,782	19,761
TOTAL ASSETS	$4,613,693	$6,138,258

The accompanying Notes to Financial Statements are an integral part of these statements.

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2015	December 31, 2014

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$64,742	$101,453
Accrued taxes	5,801	5,530
Accrued wages and benefits	28,563	21,553
Accrued capital costs	79,206	207,461
Revenue and royalty payable	60,493	72,047
Liabilities related to assets held for sale	12,789	24,230
Pension liabilities	15,685	24,609
Deferred income taxes	—	79,164
Derivative instruments	459	988
Other	19,783	23,288
Total current liabilities	287,521	560,323
Long-term debt	776,087	1,038,563
Asset retirement obligations	89,990	94,060
Pension and other postretirement liabilities	—	15,935
Deferred income taxes	552,369	1,000,486
Other	11,866	14,287
Total liabilities	1,717,833	2,723,654
Commitments and Contingencies
Shareholders’ Equity Preferred stock, cumulative, $0.01 par value, 5,000,000 shares authorized	—	—
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 81,770,161 shares issued at December 31, 2015 and 75,875,711 shares issued at December 31, 2014	818	759
Premium on capital stock	979,030	564,438
Retained earnings	2,046,016	2,997,821
Accumulated other comprehensive income (loss), net of tax
Pension and postretirement plans	263	(22,870)
Deferred compensation plan	1,965	2,862
Treasury stock, at cost; 3,026,350 shares and 2,980,598 shares at December 31, 2015 and 2014, respectively	(132,232)	(128,406)
Total shareholders’ equity	2,895,860	3,414,604
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,613,693	$6,138,258

The accompanying Notes to Financial Statements are an integral part of these statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, (in thousands, except share data)	2015	2014	2013

Revenues
Oil, natural gas liquids and natural gas sales	$763,261	$1,344,194	$1,256,317
Gain (loss) on derivative instruments, net	115,293	335,019	(50,024)
Total revenues	878,554	1,679,213	1,206,293
Operating Costs and Expenses
Oil, natural gas liquids and natural gas production	228,380	274,432	257,438
Production and ad valorem taxes	57,380	102,063	94,103
Depreciation, depletion and amortization	593,789	548,564	452,876
Asset impairment	1,292,308	416,801	13,906
Exploration	14,878	28,090	14,036
General and administrative	149,132	122,052	113,821
Accretion of discount on asset retirement obligations	7,108	7,608	6,995
(Gain) loss on sale of assets and other, net	(26,570)	2,642	981
Total operating costs and expenses	2,316,405	1,502,252	954,156
Operating Income (Loss)	(1,437,851)	176,961	252,137
Other Income (Expense)
Interest expense	(43,108)	(37,771)	(39,736)
Other income	223	1,181	3,803
Total other expense	(42,885)	(36,590)	(35,933)
Income (Loss) From Continuing Operations Before Income Taxes	(1,480,736)	140,371	216,204
Income tax expense (benefit)	(535,005)	40,728	74,323
Income (Loss) From Continuing Operations	(945,731)	99,643	141,881
Discontinued Operations, net of tax
Income from discontinued operations	—	29,292	59,079
Gain on disposal of discontinued operations, net	—	439,097	3,594
Income From Discontinued Operations	—	468,389	62,673
Net Income (Loss)	$(945,731)	$568,032	$204,554

Diluted Earnings Per Average Common Share
Continuing operations	$(12.43)	$1.36	$1.96
Discontinued operations	—	6.39	0.86
Net Income (Loss)	$(12.43)	$7.75	$2.82
Basic Earnings Per Average Common Share
Continuing operations	$(12.43)	$1.37	$1.96
Discontinued operations	—	6.42	0.87
Net Income (Loss)	$(12.43)	$7.79	$2.83

Diluted Average Common Shares Outstanding	76,078,371	73,274,631	72,470,622
Basic Average Common Shares Outstanding	76,078,371	72,896,579	72,317,865

The accompanying Notes to Financial Statements are an integral part of these statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, (in thousands)	2015	2014	2013

Net Income (Loss)	$(945,731)	$568,032	$204,554
Other comprehensive income (loss):
Cash flow hedges:
Current period change in fair value of derivative commodity instruments, net of tax of $0, $23 and ($6,660), respectively	—	37	(10,866)
Reclassification adjustment for derivative commodity instruments, net of tax of $0, ($8,212) and ($13,560), respectively	—	(13,399)	(22,124)
Current period change in fair value of interest rate swap, net of tax of $0, ($160) and ($80), respectively	—	(298)	(148)
Reclassification adjustment for interest rate swap, net of tax of $0, $798 and $603, respectively	—	1,482	1,120
Total cash flow hedges	—	(12,178)	(32,018)
Pension and postretirement plans:
Amortization of net benefit obligation at transition, net of tax of $0, $8 and $112, respectively	—	14	207
Amortization of prior service cost, net of tax of $0, $87 and $90, respectively	—	161	167
Amortization of net loss, net of tax of $10,676, $7,676 and $4,472, respectively	19,828	14,256	8,306
Current period change in fair value of pension and postretirement plans, net of tax of $1,779, ($2,722), and $6,237, respectively	3,305	(5,056)	11,582
Total pension and postretirement plans	23,133	9,375	20,262
Comprehensive Income (Loss)	$(922,598)	$565,229	$192,798

The accompanying Notes to Financial Statements are an integral part of these statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Premium on Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation Plan	Treasury Stock	Total Shareholders’ Equity
(in thousands, except share data)	Number of Shares	Par Value
BALANCE DECEMBER 31, 2012	75,067,760	$751	$494,910	$2,314,055	$(8,311)	$2,774	$(127,489)	$2,676,690
Net income				204,554				204,554
Other comprehensive loss					(11,756)			(11,756)
Purchase of treasury shares, net (14,766 shares)							(1,038)	(1,038)
Shares issued for employee benefit plans	506,396	5	18,790					18,795
Deferred compensation obligation						485	(485)	—
Stock-based compensation			6,869				2,756	9,625
Tax benefit from employee stock plans			3,142					3,142
Cash dividends - $0.58 per share				(41,993)				(41,993)
BALANCE DECEMBER 31, 2013	75,574,156	756	523,711	2,476,616	(20,067)	3,259	(126,256)	2,858,019
Net income				568,032				568,032
Other comprehensive loss					(2,803)			(2,803)
Purchase of treasury shares, net (32,768 shares)							(2,547)	(2,547)
Purchase and retirement of treasury shares	(226,839)	(2)	(2,388)	(12,523)				(14,913)
Shares issued for employee benefit plans	528,394	5	25,496					25,501
Deferred compensation obligation						(397)	397	—
Stock-based compensation			11,713					11,713
Tax benefit from employee stock plans			5,906					5,906
Cash dividends - $0.47 per share				(34,304)				(34,304)
BALANCE DECEMBER 31, 2014	75,875,711	759	564,438	2,997,821	(22,870)	2,862	(128,406)	3,414,604
Net loss				(945,731)				(945,731)
Other comprehensive income					23,133			23,133
Purchase of treasury shares, net (73,206 shares)							(4,723)	(4,723)
Shares issued for:
Stock offering	5,700,000	57	398,563					398,620
Employee benefit plans	194,450	2	6,737					6,739
Deferred compensation obligation						(897)	897	—
Stock-based compensation			8,228					8,228
Tax benefit from employee stock plans			1,064					1,064
Cash dividends - $0.08 per share				(6,074)				(6,074)
BALANCE DECEMBER 31, 2015	81,770,161	$818	$979,030	$2,046,016	$263	$1,965	$(132,232)	$2,895,860

The accompanying Notes to Financial Statements are an integral part of these statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, (in thousands)	2015	2014	2013

Operating Activities
Net income (loss)	$(945,731)	$568,032	$204,554
Income from discontinued operations	—	(468,389)	(62,673)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	593,789	548,564	452,876
Asset impairment	1,292,308	416,801	13,906
Accretion of discount on asset retirement obligations	7,108	7,608	6,995
Deferred income taxes	(539,735)	302,890	118,600
Change in derivative fair value	233,315	(346,646)	48,029
(Gain) loss on sale of assets	(28,077)	55	(89)
Stock-based compensation expense	8,028	11,332	13,621
Exploration, including dry holes	7,097	9,325	2,102
Discontinued operations	—	91,510	109,318
Other, net	35,641	4,166	12,284
Net change in:
Accounts receivable	117,486	4,812	23,785
Inventories	(655)	(3,121)	10,817
Accounts payable	(46,283)	18,695	(52,946)
Accrued taxes/income tax receivable	(4,791)	(488,980)	4,092
Pension and other postretirement benefit contributions	(24,848)	(12,483)	(5,677)
Other current assets and liabilities	9,940	41,312	27,783
Net cash provided by operating activities	714,592	705,483	927,377
Investing Activities
Additions to oil and natural gas properties	(1,154,373)	(1,264,059)	(1,109,365)
Acquisitions, net of cash acquired	(87,410)	(70,730)	(31,331)
Proceeds from asset sales and sale of Alabama Gas Corporation	394,521	1,347,725	160,986
Purchase of short-term investments	(919,000)	(473,000)	(310,000)
Sale of short-term investments	919,000	473,000	310,000
Discontinued operations	—	(51,850)	(73,341)
Other, net	—	—	(559)
Net cash used in investing activities	(847,262)	(38,914)	(1,053,610)
Financing Activities
Payment of dividends on common stock	(6,074)	(34,304)	(41,993)
Issuance of common stock, net	399,600	23,053	17,780
Purchase and retirement of shares	—	(14,913)	—
Issuance of long-term debt	—	—	600,000
Reduction of long-term debt	—	(600,000)	(350,000)
Payment of debt issuance costs	—	(10,901)	(2,740)
Net change in credit facility	(262,500)	(4,000)	(77,000)
Tax benefit on stock compensation	1,064	5,906	3,142
Discontinued operations	—	(35,113)	(27,105)
Net cash provided by (used in) financing activities	132,090	(670,272)	122,084
Net change in cash and cash equivalents	(580)	(3,703)	(4,149)
Cash and cash equivalents at beginning of period	1,852	5,555	9,704
Cash and cash equivalents at end of period	1,272	1,852	5,555
Less cash and cash equivalents of discontinued operations at end of period	—	—	(3,032)
Cash and cash equivalents of continuing operations at end of period	$1,272	$1,852	$2,523
The accompanying Notes to Financial Statements are an integral part of these statements.

ENERGEN CORPORATION
NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Energen Corporation (Energen or the Company) is an oil and natural gas exploration and production company engaged in the exploration, development and production of oil, natural gas liquids-rich properties and natural gas primarily in the Permian Basin in west Texas and the San Juan Basin in New Mexico. Headquartered in Birmingham, Alabama, our operations are conducted through our subsidiary, Energen Resources Corporation (Energen Resources).

Energen may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. All assets held for sale are reported at the lower of the carrying amount or estimated fair value. Certain of these held for sale properties also qualify as discontinued operations. The results of operations of these properties are reclassified and reported as discontinued operations for prior periods.

Prior to September 2, 2014, Energen owned Alabama Gas Corporation (Alagasco), which was engaged in the purchase, distribution and sale of natural gas principally in central and north Alabama. On September 2, 2014, Energen completed the transaction to sell Alagasco to The Laclede Group, Inc. (Laclede) for $1.6 billion, less the assumption of $267 million in debt. The net pre-tax proceeds to Energen totaled approximately $1.32 billion resulting in a pre-tax gain of $726.5 million. This sale had an effective date of August 31, 2014. Energen used cash proceeds from the sale to reduce long-term and short-term indebtedness. During 2014, Energen classified Alagasco as held for sale and reflected the associated operating results in discontinued operations. See Note 16, Discontinued Operations and Held for Sale Properties, for further information regarding the sale of Alagasco.

Liquidity
At December 31, 2015, we had $1.3 million of cash on hand and $1.2 billion of committed financing available under our credit facilities. To finance our operations, working capital and capital spending, we expect to use internally generated cash flow from operations supplemented by our existing $1.4 billion five-year syndicated credit facility. In addition, we have classified our remaining San Juan Basin properties as held for sale as at December 31, 2015 and, subsequent to year-end, we classified other Permian Basin non-core properties in the Delaware Basin as held for sale.

Energen may issue long-term debt and equity periodically to replace short-term obligations, enhance liquidity and provide for permanent financing. Access to capital is an integral part of Energen’s business plan. As of December 31, 2015, the Company has $222.5 million outstanding under its revolving credit facilities and $554.0 million outstanding under long term note agreements. While we expect to have ongoing access to our credit facility and capital markets, continued access could be adversely affected by current and future economic and business conditions and possible credit rating downgrades. To the extent current market conditions continue for a prolonged period or worsen, we may be forced to reduce or delay capital and operational expenditures, divest assets, seek additional debt or equity financing, or refinance all or a portion of our debt.

Our debt facilities are subject to certain financial and non-financial covenants as discussed in Note 3, Long Term Debt. The financial covenants of the credit facility require Energen to maintain a ratio of total debt to consolidated income before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and other noncash income and expenses (EBITDAX) less than or equal to 4.0 to 1.0. As of December 31, 2015, we were in compliance with our covenants and expect to maintain compliance during 2016 assuming we are able to execute on our business plan which includes property divestitures and/or access to the capital markets and utilization of our credit facility. However, factors including those outside of our control may prevent us from maintaining compliance with the financial and non-financial covenants, including our total debt to EBITDAX covenant, at future measurement dates in 2016 and beyond. Such factors may include further commodity price declines, lack of liquidity in property and capital markets and our continuing ability to execute on our business plan. The borrowing base on our credit facility is scheduled to be redetermined in April and October of 2016. In the event that we are unable to remain in compliance with our financial and non-financial covenants, we would seek covenant relief at a scheduled redetermination date or at an interim date, as appropriate, during 2016. However, no assurances can be given with respect to such relief. If any such covenant violations are not waived by the lenders such violation would result in an event of default that could trigger acceleration of payment of the amounts outstanding under credit facilities and long term note agreements, which is an aggregate balance outstanding of $776.5 million at December 31, 2015. Additionally, the lenders could refuse to make additional loans under the credit facility, take possession of any collateral, and exercise other remedies or rights that may be available to them, all of which could have a material adverse effect on the business and financial condition of the Company.

Workforce Reduction
On January 22, 2016, we reduced our workforce as part of an overall plan to reduce costs and better align our workforce with the needs of our business and current oil and natural gas commodity prices. In connection with the reduction, we will incur a total charge of approximately $3.2 million in the first quarter of 2016 for one-time termination benefits.

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

Operating Revenues: Energen utilizes the sales method of accounting to recognize oil, natural gas liquids and natural gas production revenue. Under the sales method, revenues are based on actual sales volumes of commodities sold to purchasers. Over-production liabilities are established only when it is estimated that a property’s over-produced volumes exceed the net share of remaining proved reserves for such property. Energen had no significant production imbalances at December 31, 2015 and 2014.

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

Asset Impairments: Oil and natural gas proved properties periodically are assessed for possible impairment on a field-by-field basis using the estimated undiscounted future cash flows. Energen monitors its oil and natural gas properties as well as the market and business environments in which it operates and makes assessments about events that could result in potential impairment issues. Such potential events may include, but are not limited to, commodity price declines, unanticipated increased operating costs, and lower than expected production performance. If a material event occurs, we make an estimate of undiscounted future cash flows to determine whether the asset is impaired. Impairment losses are recognized when the estimated undiscounted future cash flows are less than the current net book values of the properties in a field. If the asset is impaired, Energen will record an impairment loss for the difference between the net book value of the properties and the fair value of the properties. The fair value of the properties typically is estimated using discounted cash flows.

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

Long-Lived Assets and Discontinued Operations: Energen may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. All assets held for sale are reported at the lower of the carrying amount or estimated fair value. Certain of these held for sale properties also qualify as discontinued operations and the results of operations of these properties are reclassified and reported as discontinued operations for prior periods.

Acquisitions: Energen recognizes all acquisitions at fair value. Energen estimates the fair value of the assets acquired and liabilities assumed as of the acquisition date, the date on which Energen obtained control of the properties for all acquisitions that qualify as business combinations. The fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Fair value measurements also utilize assumptions of market participants. Energen uses a discounted cash flow model and makes market assumptions as to future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates and risk adjusted discount rates. These assumptions represent Level 3 inputs under the fair value hierarchy. Acquisition related costs are expensed as incurred in general and administrative expense on the consolidated income statements.

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

F. Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in the existing accounts receivable. Energen determines the allowance based on historical experience and in consideration of current market conditions. Account balances are charged against the allowance when it is anticipated the receivable will not be recovered. Energen had allowance for doubtful accounts of $0.7 million at both December 31, 2015 and 2014, respectively.

G. Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and investments readily convertible into cash, which have original maturities within three months at the date of acquisition. Cash equivalents are stated at cost, which approximates fair value.

H. Short-term Investments

All highly liquid financial instruments with maturities greater than three months and less than one year at the date of purchase are considered to be short-term investments. As of December 31, 2015 and 2014, Energen had no short-term investments.

I. Earnings Per Share (EPS)

Energen’s basic earnings per share amounts have been computed based on the weighted average number of common shares outstanding. Diluted earnings per share amounts reflect the assumed issuance of common shares for all potentially dilutive securities.

J. Stock-Based Compensation

Energen recognizes all share-based compensation awards in general and administrative expense on the consolidated income statement over the requisite vesting period. Equity awards are measured at fair value as of the date of grant. Awards that are settled in cash are classified as liabilities and re-measured at fair value at the end of each reporting period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeitures differ from those estimates. We recognize all stock-based compensation expense in the period of grant, subject to certain vesting requirements, for retirement eligible employees. Energen utilizes the long-form method of calculating the available pool of windfall tax benefit. For the years ended December 31, 2015, 2014 and 2013, we recognized an excess tax benefit of $1.1 million, $5.9 million and $3.1 million, respectively, related to our stock-based compensation.

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

L. Employee Benefit Plans

Plan Termination: In October 2014, Energen’s Board of Directors elected to freeze and terminate its qualified defined benefit pension plan. A plan amendment adopted in October 2014 closed the plan to new entrants, effective November 1, 2014, and froze benefit accruals effective December 31, 2014. Energen terminated the plan on January 31, 2015 and distributed benefits in December 2015.

Energen’s non-qualified supplemental retirement plans were terminated effective December 31, 2014. Distributions under the plans are subject to certain payment restrictions under the Internal Revenue Code and Treasury regulations and payments to plan participants were made in the first quarter of 2015 with the remainder to be paid in the first quarter of 2016.

Plan Separation: Effective April 30, 2014, Energen separated its defined benefit non-contributory pension plan and its postretirement healthcare and life insurance benefit plan into an Energen and an Alagasco plan reflecting the separation of assets and obligations in accordance with ERISA provisions. Energen remeasured the plans using current assumptions.

Postretirement Benefit Plans: Energen provides certain postretirement health care and life insurance benefits for all employees hired prior to January 1, 2010. These postretirement healthcare and life insurance benefits are available upon reaching normal retirement age while working for Energen. The projected unit credit actuarial method was used to determine the normal cost and actuarial liability.

For other postretirement plans, certain financial assumptions are used in determining Energen’s projected benefit obligation. These assumptions are examined periodically by Energen, and any required changes are reflected in the subsequent determination of projected benefit obligations.

Energen calculates periodic expense for the other postretirement benefit plans on an actuarial basis and the net funded status is recognized as an asset or liability in its statement of financial position with changes in the funded status recognized through comprehensive income. The benefit obligation is the accumulated postretirement benefit obligation. Energen measures the funded status of its employee benefit plans as of the date of its year-end statement of financial position.

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

3. LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)	December 31, 2015	December 31, 2014
Credit facility	$222,500	$485,000
7.40% Medium-term Notes, Series A, due July 24, 2017	2,000	2,000
7.36% Medium-term Notes, Series A, due July 24, 2017	15,000	15,000
7.23% Medium-term Notes, Series A, due July 28, 2017	2,000	2,000
7.32% Medium-term Notes, Series A, due July 28, 2022	20,000	20,000
7.60% Medium-term Notes, Series A, due July 26, 2027	5,000	5,000
7.35% Medium-term Notes, Series A, due July 28, 2027	10,000	10,000
7.125% Medium-term Notes, Series B, due February 15, 2028	100,000	100,000
4.625% Notes, due September 1, 2021	400,000	400,000
Total	776,500	1,039,000
Less unamortized debt discount	413	437
Total	$776,087	$1,038,563
The aggregate maturities of Energen’s long-term debt as of December 31, 2015 are as follows:

Years ending December 31, (in thousands)
2016	2017	2018	2019	2020	Thereafter
$—	$19,000	$—	$222,500	$—	$535,000

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

Credit Facilities: On September 2, 2014, Energen entered into a five-year syndicated secured credit facility with domestic and foreign lenders. On October 20, 2015, the borrowing base and aggregate commitments were reduced to $1.4 billion in association with the semi-annual redetermination required under the agreement. Energen’s obligations under the $1.4 billion syndicated credit facility are unconditionally guaranteed by Energen Resources. Subject to release of collateral in certain periods upon the achievement of certain investment grade ratings from designated ratings agencies, the credit facility is collateralized by certain assets of Energen, including a pledge of equity interests in subsidiaries of Energen other than Energen Resources, and by mortgages on substantially all of Energen Resources’ oil and natural gas properties. The current credit facility qualifies for classification as long-term debt on the consolidated balance sheets. The financial covenants of the credit facility require Energen to maintain a ratio of total debt to consolidated income before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and other non-cash income and expenses (EBITDAX) less than or equal to 4.0 to 1.0; to maintain a ratio of consolidated current assets (adjusted to include amounts available for borrowings and exclude non-cash derivative instruments) to consolidated current liabilities (adjusted to exclude maturities under the credit facility and non-cash derivative instruments) greater than or equal to 1.0 to 1.0; and, during certain periods, to maintain a ratio of the net present value of proved reserves of our oil and natural gas properties to consolidated total debt greater than or equal to 1.50 to 1.0. We are also bound by covenants which limit our ability to incur additional indebtedness, make certain distributions or alter our corporate structure. Energen may not pay dividends during an event of default, if the payment would result in an event of default or if availability is less than 10 percent of the loan limit under the credit facility. Our credit facility also limits our ability to enter into commodity hedges based on projected production volumes. In addition, the terms of our credit facility limit the amount we can borrow to a borrowing base amount which is determined by our lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria including commodity price outlook. The borrowing base amount is subject to redetermination semi-annually and for event-driven unscheduled redeterminations. Our next scheduled redetermination is April 1, 2016. See Note 1, Organization and Basis of Presentation, for discussion of financial covenants under liquidity.

Under Energen’s credit facility, a cross default provision provides that any debt default of more than $75 million by Energen or Energen Resources will constitute an event of default by Energen.

Upon an uncured event of default under the credit facility, all amounts owing under the credit facility, if any, depending on the nature of the event of default will automatically, or may upon notice by the administrative agent or the requisite lenders thereunder, become immediately due and payable and the lenders may terminate their commitments under the defaulted facility. Energen was in compliance with the terms of its credit facility as of December 31, 2015.

The following is a summary of information relating to Energen’s credit facility:

(in thousands)	December 31, 2015	December 31, 2014
Credit facility outstanding	$222,500	$485,000
Available for borrowings	1,177,500	1,515,000
Total borrowing commitments	$1,400,000	$2,000,000
Maximum amount outstanding at any month-end	$685,000	$750,000
Average daily amount outstanding	$358,929	$482,166
Weighted average interest rates based on:
Average daily amount outstanding	1.60%	1.46%
Amount outstanding at year-end	1.64%	1.67%

Energen’s total interest expense was $43.1 million, $37.8 million and $39.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Energen’s total interest expense for the years ended December 31, 2015, 2014 and 2013 included amortization of debt issuance costs of $3.3 million, $5.7 million and $2.0 million, respectively. Capitalized interest expense for the year ended December 31, 2015 was not significant. Capitalized interest expense was $0.2 million for both the years ended December 31, 2014 and 2013. At December 31, 2015, Energen paid commitment fees on the unused portion of available credit facilities at a current annual rate of 30 basis points per annum.

4. INCOME TAXES

The components of Energen’s income taxes consisted of the following:

Years ended December 31, (in thousands)	2015	2014	2013
Taxes estimated to be payable currently:
Federal	$3,972	$161,576	$23,342
State	758	72,379	2,516
Total current	4,730	233,955	25,858
Taxes deferred:
Federal	(513,187)	144,645	85,950
State	(26,548)	(34,447)	(2,300)
Total deferred	(539,735)	110,198	83,650
Total income tax expense (benefit)	$(535,005)	$344,153	$109,508

The components of Energen’s income taxes consisted of the following:

Years ended December 31, (in thousands)	2015	2014	2013
Income tax expense (benefit) from continuing operations	$(535,005)	$40,728	$74,323
Income tax expense from discontinued operations	—	17,928	33,174
Income tax expense from gain on disposal of discontinued operations	—	285,497	2,011
Total income tax expense (benefit)	$(535,005)	$344,153	$109,508

Energen elected early adoption of Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes, prospectively as of December 31, 2015. This update requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The current requirement that deferred tax liabilities and assets of each jurisdiction of an entity be offset and presented as a single amount is not affected by the amendments in this update. We reclassified $14.5 million from a current deferred income tax asset to a noncurrent deferred income tax liability at December 31, 2015.

Temporary differences and carryforwards which gave rise to Energen’s deferred tax assets and liabilities were as follows:

(in thousands)	December 31, 2015		December 31, 2014
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets:
Minimum tax credit	$—	$44,862	$—	$46,338
Allowance for doubtful accounts	—	253	244	—
Insurance and other accruals	—	2,807	2,537	—
Compensation accruals	—	11,650	11,355	—
Pension and other costs	—	8,693	—	7,009
Other comprehensive income	—	—	10,732	1,581
State net operating losses and other carryforwards	—	12,577	—	15,392
Other	—	962	665	—
Total deferred tax assets	—	81,804	25,533	70,320
Valuation allowance	—	(4,235)	(1,122)	(2,467)
Total deferred tax assets	—	77,569	24,411	67,853

Deferred tax liabilities:
Depreciation and basis differences	—	620,629	—	1,057,430
Derivative instruments	—	2,838	102,691	—
Other comprehensive income	—	141	—	—
Other	—	6,330	884	10,909
Total deferred tax liabilities	—	629,938	103,575	1,068,339
Net deferred tax liabilities	$—	$(552,369)	$(79,164)	$(1,000,486)

Energen files a consolidated federal income tax return with all of its subsidiaries. As of December 31, 2015, the amount of minimum tax credit which can be carried forward indefinitely to reduce future regular tax liability is $44.9 million. Energen has a noncurrent deferred tax asset of $8.4 million relating to Energen Resources’ $191.3 million state net operating loss carryforward which will expire beginning in 2027. Energen Resources anticipates generating adequate future taxable income from the reversals of its existing taxable temporary differences to fully realize this benefit. Energen has a full valuation allowance recorded against a noncurrent deferred tax asset of $4.2 million arising from certain state net operating loss and charitable contribution carryforwards. Energen intends to fully reserve this asset until it is determined that it is more likely than not that the asset can be realized through future taxable income in the respective state taxing jurisdictions. No other valuation allowance with respect to deferred taxes is deemed necessary as Energen anticipates generating adequate future taxable income from the reversals of its existing taxable temporary differences to realize the benefits of all remaining deferred tax assets on the consolidated balance sheets.

Total income tax expense from continuing operations differed from the amount which would have been provided by applying the statutory federal income tax rate of 35 percent to earnings before taxes as illustrated below:

Years ended December 31, (in thousands)	2015	2014	2013
Income tax expense (benefit) at statutory federal income tax rate	$(518,258)	$49,130	$75,671
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	(14,112)	93	1,461
Impact of state law changes	(3,075)	(121)	(1,966)
Impact of state deferred tax revaluation on San Juan properties	(1,241)	(8,382)	—
401(k) stock dividend deduction	—	(232)	(449)
Other, net	1,681	240	(394)
Total income tax expense (benefit)	$(535,005)	$40,728	$74,323
Effective income tax rate (%)	36.13	29.01	34.38

In addition to other changes in state apportionment reflected in the state income taxes, net of federal income tax benefit above, Energen recognized a $1.2 million and an $8.4 million income tax benefit during the 4th quarter of 2015 and 2014, respectively, as a result of re-measuring its state deferred tax liabilities. This re-measurement reflected the state apportionment changes related to certain San Juan Basin properties designated as held for sale as of December 31, 2015, and 2014.

A reconciliation of Energen’s beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance as of December 31, 2012	$12,555
Additions based on tax positions related to the current year	4,546
Additions for tax positions of prior years	366
Reductions for tax positions of prior years	(46)
Lapse of statute of limitations	(1,435)
Balance as of December 31, 2013	15,986
Additions based on tax positions related to the current year	3,873
Additions for tax positions of prior years	19
Reductions for tax positions of prior years	(954)
Lapse of statute of limitations	(1,394)
Balance as of December 31, 2014	17,530
Additions based on tax positions related to the current year	2,378
Reductions based on tax positions related to the current year	(6,589)
Reductions for tax positions of prior years	(345)
Lapse of statute of limitations	(1,785)
Balance as of December 31, 2015	$11,189

The amount of unrecognized tax benefits at December 31, 2015 that would favorably impact Energen’s effective tax rate, if recognized, is $3 million. Energen recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2015, 2014, and 2013, Energen recognized approximately $2,000 of income, $27,000 of expense and $15,000 of expense for interest (net of tax benefit) and penalties, respectively. Energen had approximately $0.2 million and $0.2 million for the payment of interest (net of tax benefit) and penalties accrued at December 31, 2015 and 2014, respectively.

Energen’s tax returns for years 2012-2014 remain open and subject to examination by the IRS and major state taxing jurisdictions. Accordingly, it is reasonably possible that significant changes to the reserve for uncertain tax benefits may occur as a result of various audits and the expiration of the statute of limitations. Although the timing and outcome of tax examinations is highly uncertain, Energen does not expect that the change in the unrecognized tax benefit within the next 12 months would have a material impact to the financial statements.

5. EMPLOYEE BENEFIT PLANS

Plan Terminations: In October 2014, Energen’s Board of Directors elected to freeze and terminate its qualified defined benefit pension plan. A plan amendment adopted in October 2014 closed the plan to new entrants, effective November 1, 2014, and froze benefit accruals effective December 31, 2014. Energen terminated the plan on January 31, 2015 and distributed benefits in December 2015.

Energen’s non-qualified supplemental retirement plans were terminated effective December 31, 2014. Distributions under the plans are subject to certain payment restrictions under the Internal Revenue Code and Treasury regulations and payments to plan participants were made in the first quarter of 2015 and with the remainder to be paid in the first quarter of 2016. In connection with the termination of these plans, Energen has also classified approximately $3.3 million as of December 31, 2015 of its investment in a Rabbi Trust from other long term assets to prepayments and other assets in the accompanying balance sheets to reflect its intent to utilize these assets to partially fund the estimated payments in the first quarter of 2016.

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

As of December 31, (in thousands)	2015	2014	2015	2014
	Pension		Postretirement Benefits
Accumulated benefit obligation	$15,729	$107,669
Benefit obligation:
Balance at beginning of period	$107,669	$266,294	$11,127	$33,224
Service cost	—	8,329	392	262
Interest cost	816	5,325	466	716
Actuarial (gain) loss	(683)	9,078	(1,185)	6,385
Plan amendments	—	—	(4,071)	—
Curtailment gain	—	(8,496)	—	—
Transfer in connection with the sale of Alagasco	—	(124,783)	—	(28,648)
Termination benefit charge	—	2,477	—	—
Retiree drug subsidy program	—	—	—	48
Benefits paid	(92,073)	(50,555)	(241)	(860)
Balance at end of period	$15,729	$107,669	$6,488	$11,127
Plan assets:
Fair value of plan assets at beginning of period	$67,542	$193,457	$10,693	$55,459
Actual return (loss) on plan assets	(289)	5,359	(83)	(331)
Employer contributions	24,847	19,164	—	21
Transfer in connection with the sale of Alagasco	—	(99,883)	—	(43,596)
Benefits paid	(92,073)	(50,555)	(241)	(860)
Fair value of plan assets at end of period	$27	$67,542	$10,369	$10,693

Funded status of plans	$(15,702)	$(40,127)	$3,881	$(434)

Noncurrent assets	$—	$—	$3,881	$—
Current liabilities	(15,702)	(24,626)	—	—
Noncurrent liabilities	—	(15,501)	—	(434)
Net asset (liability) recognized	$(15,702)	$(40,127)	$3,881	$(434)
Amounts recognized to accumulated other comprehensive income:
Prior service credit, net of taxes	$—	$—	$(2,646)	$—
Net actuarial loss, net of taxes	2,179	22,246	205	624
Total accumulated other comprehensive income (loss)	$2,179	$22,246	$(2,441)	$624

Other investment assets designated for payment of the nonqualified supplemental retirement plans were as follows:

	December 31, 2015
(in thousands)	Level 1	Level 2	Total
Cash and cash equivalents	$3,308	$—	$3,308
Total	$3,308	$—	$3,308

	December 31, 2014
(in thousands)	Level 1	Level 2	Total
Fixed income	$—	$4,255	$4,255
Cash and cash equivalents	9,929	—	9,929
Total	$9,929	$4,255	$14,184

While intended for payment of the nonqualified supplemental retirement plan benefits, these assets remain subject to the claims of Energen’s creditors and are not recognized in the funded status of the plan. These assets are recorded at fair value and included in prepayments and other and other assets in the consolidated balance sheets.

The components of net periodic benefit cost from continuing operations were as follows:

Years ended December 31, (in thousands)	2015	2014	2013
Pension Plans
Components of net periodic benefit cost:
Service cost	$—	$6,808	$5,196
Interest cost	816	4,498	4,496
Expected long-term return on assets	—	(4,386)	(5,225)
Prior service cost amortization	—	202	246
Actuarial loss amortization	737	4,995	6,919
Termination benefit charge	—	2,477	—
Settlement charge	29,767	4,082	161
Curtailment expense (gain)	—	254	(4)
Net periodic expense	$31,320	$18,930	$11,789
Postretirement Benefit Plans
Components of net periodic benefit cost:
Service cost	$392	$253	$386
Interest cost	466	661	645
Expected long-term return on assets	(457)	(1,122)	(787)
Actuarial gain amortization	—	(653)	(28)
Transition obligation amortization	—	44	229
Net periodic (income) expense	$401	$(817)	$445

Other changes in plan assets and projected benefit obligations recognized in other comprehensive income were as follows:

Years ended December 31, (in thousands)	2015	2014	2013
Pension Plans
Net actuarial (gain) loss experienced during the year	$(394)	$10,495	$(14,138)
Net actuarial loss recognized as expense	(30,478)	(25,433)	(8,934)
Prior service cost recognized as expense	—	(246)	(311)
Curtailment loss	—	(8,749)	—
Total recognized in other comprehensive income (loss)	(30,872)	(23,933)	(23,383)
Postretirement Benefit Plans
Net actuarial (gain) loss experienced during the year	$(645)	$7,649	$(8,057)
Prior service credit during the year	(4,071)	—	—
Net actuarial gain recognized as expense	—	1,908	550
Transition obligation recognized as expense	—	(48)	(283)
Total recognized in other comprehensive income (loss)	$(4,716)	$9,509	$(7,790)

In the year ended December 31, 2015, Energen incurred settlement charges of $27.3 million for the payment of lump sums from the qualified defined benefit pension plans. Also in the first quarter of 2015, Energen incurred a settlement charge of $2.5 million for the payment of lump sums from the non-qualified supplemental retirement plans.

During the year ended December 31, 2014, Energen incurred settlement charges of $7.6 million for the payment of lump sums from the qualified defined benefit pension plans of which $3.7 million is included in discontinued operations. Also during 2014, Energen incurred settlement charges of $0.4 million for the payment of lump sums from the non-qualified supplemental retirement plans. In the fourth quarter of 2014, Energen incurred a settlement charge of $1.8 million for the payment of lump sums from the non-qualified supplemental retirement plans which is included in discontinued operations. In the fourth quarter of 2014, Energen recognized a termination benefit charge of $2.5 million to provide for early retirement of certain non-highly compensated employees. In conjunction with the sale of Alagasco, Energen recognized a curtailment loss of $0.3 million in the fourth quarter of 2014.

For the year ended December 31, 2013, Energen incurred settlement charges of $0.6 million for the payment of lump sums from the nonqualified supplemental retirement plans, of which $0.2 million was expensed and $0.4 million was recognized as a regulatory asset at Alagasco. In conjunction with the sale of its Black Warrior Basin coalbed methane properties in Alabama, Energen recognized a curtailment gain of $1.2 million in the fourth quarter of 2013.

Estimated amounts to be amortized, including settlement charges, from accumulated other comprehensive income into pension cost during 2016 are included in the table below.

(in thousands)
Amortization of net actuarial loss	$3,352

Estimated amounts to be amortized from accumulated other comprehensive income into postretirement benefit cost during 2016 are included in the table below.

(in thousands)
Amortization of prior service credit	$(515)

Energen has a long-term disability plan covering most employees. Energen had expense of $0.2 million for each of the years ended December 31, 2015, 2014 and 2013.

Assumptions: The weighted average rate assumptions to determine net periodic benefit costs were as follows:

Years ended December 31,	2015	2014	2013
Pension Plans
Discount rate	0.96%	3.66%	3.63%
Expected long-term return on plan assets	—%	7.00%	7.00%
Rate of compensation increase for pay-related plans	—%	3.63%	3.71%
Postretirement Benefit Plans
Discount rate	4.25%	4.88%	4.36%
Expected long-term return on plan assets	6.20%	7.00%	7.00%
Rate of compensation increase	—%	3.60%	3.70%

The pension benefit obligation as of December 31, 2014 represents the present value of the estimated cost of settling the benefit obligation of the plan. For our defined benefit pension plan, we discounted the estimated termination liability using the one year spot rate of 0.70 percent. For the year ended December 31, 2015, the discount rate shown above represents the weighted average for the nonqualified supplemental retirement plan. The discount rate shown below represents the weighted average for both the defined qualified and nonqualified supplemental retirement plans for the year ended December 31, 2014. For the year ended December 31, 2015, the expected long-term return on plan assets no longer applies for our defined benefit pension plan as the assets of the nonqualified supplemental retirement plan are not considered qualifying assets. As the plans were frozen as of December 31, 2014, the rate of compensation increase no longer applies for any of the plans. The weighted average assumptions used to determine the benefit obligations at the measurement date were as follows:

Years ended December 31,	2015	2014
Pension Plans
Discount rate	3.90%	0.96%
Postretirement Benefit Plans
Discount rate	4.70%	4.25%

The assumed post-65 health care cost trend rates used to determine the postretirement benefit obligation at the measurement date were as follows:

As of December 31,	2015	2014
Health care cost trend rate assumed for next year	7.75%	7.25%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%
Year that rate reaches ultimate rate	2026	2021

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

The Company’s weighted average plan asset allocations by asset category were as follows:

	Pension			Postretirement Benefits
As of December 31,	Target	2015	2014	Target	2015	2014
Asset category:
Equity securities	—%	—%	—%	56%	56%	60%
Debt securities	—%	—%	—%	44%	44%	40%
Cash and cash equivalents	100%	100%	100%	—%	—%	—%
Total	100%	100%	100%	100%	100%	100%

Equity securities for postretirement benefits do not include the Company’s common stock.

Plan assets included in the funded status of the pension plans were as follows:

	December 31, 2015
(in thousands)	Level 1	Level 2	Total
Cash and cash equivalents	27	$—	$27
Total	$27	$—	$27

	December 31, 2014
(in thousands)	Level 1	Level 2	Total
Cash and cash equivalents	$67,542	$—	$67,542
Total	$67,542	$—	$67,542

Plan assets included in the funded status of the postretirement benefit plans were as follows:

	December 31, 2015
(in thousands)	Level 1	Level 2	Total
United States equities	$4,185	$—	$4,185
Global equities	1,650	—	1,650
Fixed income	—	4,534	4,534
Total	$5,835	$4,534	$10,369

	December 31, 2014
(in thousands)	Level 1	Level 2	Total
United States equities	$4,715	$—	$4,715
Global equities	1,711	—	1,711
Fixed income	—	4,267	4,267
Total	$6,426	$4,267	$10,693

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

Cash Flows: The Company expects to make benefit payments, which will be partially funded by the Rabbi Trust, of approximately $14.6 million during 2016 with respect to the termination of the nonqualified supplemental retirement plans.

Due to restructuring of our plans, Energen no longer qualifies for benefits related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The following benefit payments, which reflect expected future service, as appropriate, are anticipated to be paid as follows:

(in thousands)	Pension Benefits	Postretirement Benefits
2016	$14,606	$198
2017	$117	$213
2018	$114	$245
2019	$110	$258
2020	$107	$289
2021-2025	$472	$1,769

6. COMMON STOCK PLANS

Energen Employee Savings Plan (ESP): In October 2014, Energen’s Board of Directors amended and restated the ESP to make certain benefit design changes effective January 1, 2015. The benefit design changes include an increase in the percentage of Energen match and other contributions. A majority of our employees are eligible to participate in the ESP by electing to contribute a portion of their compensation to the ESP. Energen may match a percentage of the contributions and make these contributions in Energen common stock or in funds for the purchase of Energen common stock. Employees may diversify 100 percent of their ESP Energen stock account into other ESP investment options. The ESP also contains employer supplemental contributions. Effective January 1, 2015, the Company match will no longer be contributed in Energen common stock. Expense associated with Energen contributions to the ESP was $5.7 million, $3.7 million and $3.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Stock Incentive Plan: The Stock Incentive Plan provided for the grant of performance share awards and restricted stock units and restricted stock. The Stock Incentive Plan also provided for the grant of non-qualified stock options and incentive stock options to officers and key employees. Energen has typically funded performance share obligations, restricted stock obligations and options through original issue shares and restricted stock through treasury shares. Under the Stock Incentive Plan, established in 1997, 8,600,000 shares of Energen common stock were reserved for issuance, adjusted for stock splits, with 2,294,740 remaining for issuance as of December 31, 2015.

Performance Share Awards: The Stock Incentive Plan provided for the grant of performance share awards to eligible employees based on predetermined Energen performance criteria at the end of an award period. The Stock Incentive Plan provided that payment of earned performance share awards be made in the form of Energen common stock.

A summary of performance share award activity as of December 31, 2015, and transactions during the years ended December 31, 2015, 2014 and 2013 is presented below:

	Stock Incentive Plan
	Shares	Weighted Average Price
Nonvested at December 31, 2012	—	$—
Granted (two-year vesting period)	86,221	61.14
Granted (three-year vesting period)	82,606	62.96
Forfeited	(8,008)	60.03
Nonvested at December 31, 2013	160,819	62.13
Granted (two-year vesting period)	937	131.56
Granted (three-year vesting period)	65,309	93.49
Vested and paid	(14,097)	70.06
Nonvested at December 31, 2014	212,968	71.53
Granted (three-year vesting period)	120,372	83.94
Vested and paid	(77,257)	61.36
Nonvested at December 31, 2015	256,083	$80.43

Energen recorded expense of $6.7 million, $6.2 million and $3.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, for performance share awards with a related deferred income tax benefit of $2.4 million, $2.3 million and $1.4 million. As of December 31, 2015, there was $8.9 million of total unrecognized compensation cost related to performance share awards. These awards have a remaining weighted average requisite service period of 1.66 years.

Restricted Stock: In addition, the Stock Incentive Plan provided for the grant of restricted stock and restricted stock units (restricted stock awards) which have been valued based on the quoted market price of Energen’s common stock at the date of grant. Restricted stock awards vest within three years from grant date. A summary of restricted stock award activity as of December 31, 2015, and transactions during the years ended December 31, 2015, 2014 and 2013 is presented below:

	Stock Incentive Plan
	Awards	Weighted Average Price
Nonvested at December 31, 2012	11,115	$45.24
Restricted stock granted	52,650	52.34
Forfeited	(1,247)	48.36
Nonvested at December 31, 2013	62,518	51.16
Restricted stock units granted	48,904	71.91
Vested	(11,848)	65.94
Nonvested at December 31, 2014	99,574	59.60
Restricted stock units granted	99,814	65.15
Vested	(14,446)	53.20
Nonvested at December 31, 2015	184,942	$63.09

Energen recorded expense of $6.0 million, $3.2 million and $1.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to restricted stock awards, with a related deferred income tax benefit of $2.1 million, $1.2 million and $0.7 million, respectively. As of December 31, 2015, there was $1.9 million of total unrecognized compensation cost related to nonvested restricted stock awards recorded in premium on capital stock. These awards have a remaining requisite service period of 1.75 years.

Stock Options: The Stock Incentive Plan provided for the grant of non-qualified stock options, incentive stock options, or a combination thereof to officers and key employees. Options granted under the Stock Incentive Plan provided for the purchase of Energen common stock at not less than the fair market value on the date the option was granted. The sale or transfer of the shares is limited during certain periods. All outstanding options are incentive or non-qualified, vest within three years from date of grant and expire 10 years from the grant date.

A summary of stock option activity as of December 31, 2015, and transactions during the years ended December 31, 2015, 2014 and 2013 are presented below:

	Stock Incentive Plan
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	1,648,475	$47.58
Granted	137,762	49.22
Exercised	(590,119)	40.92
Forfeited	(5,074)	51.85
Outstanding at December 31, 2013	1,191,044	51.06
Granted	110,307	72.55
Exercised	(544,280)	50.09
Outstanding at December 31, 2014	757,071	54.88
Exercised	(23,680)	41.42
Outstanding at December 31, 2015	733,391	$55.32
Exercisable at December 31, 2013	713,445	$49.80
Exercisable at December 31, 2014	454,938	$51.88
Exercisable at December 31, 2015	622,156	$53.80

Energen uses the Black-Scholes pricing model to calculate the fair values of the options awarded. For purposes of this valuation the following assumptions were used to derive the fair values:

Grant date	4/15/2014	1/22/2014	10/15/2013	1/24/2013
Awards granted	2,439	107,868	3,686	134,076
Fair market value of stock option at grant	$32.22	$27.57	$30.53	$16.66
Expected life of award	5.8 years	5.8 years	5.8 years	5.8 years
Risk-free interest rate	1.93%	2.06%	1.79%	1.01%
Annualized volatility rate	40.7%	40.7%	40.6%	40.3%
Dividend yield	0.2%	0.8%	0.7%	1.2%

Energen recorded stock option expense of $0.4 million, $2.9 million and $3.4 million during the years ended December 31, 2015, 2014 and 2013, respectively, with a related deferred tax benefit of $0.1 million, $1.1 million and $1.3 million, respectively.

The total intrinsic value of stock options exercised during the year ended December 31, 2015, was $0.7 million. During the year ended December 31, 2015, Energen received cash of $1.0 million from the exercise of stock options. Total intrinsic value for outstanding options as of December 31, 2015, was $0.3 million and $0.3 million for exercisable options. The fair value of options vested for the year ended December 31, 2015 was $3.7 million. As of December 31, 2015, there was $0.1 million of unrecognized compensation cost related to outstanding nonvested stock options.

The following table summarizes options outstanding as of December 31, 2015:

Stock Incentive Plan
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life
$46.45	19,990	1.00 year
$60.56	48,560	2.00 years
$29.79	24,291	3.00 years
$46.69	26,481	4.00 years
$54.99	104,841	5.00 years
$54.11	271,164	6.00 years
$48.36	124,071	7.00 years
$80.48	3,686	7.79 years
$72.39	107,868	8.00 years
$79.63	2,439	8.00 years
$29.79-$80.48	733,391	5.76 years

The weighted average remaining contractual life of currently exercisable stock options is 5.43 years as of December 31, 2015.

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

A summary of stock appreciation rights activity as of December 31, 2015, and transactions during the years ended December 31, 2015, 2014 and 2013 are presented below:

	Stock Appreciation Rights Plan
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	653,030	$44.14
Granted	88,000	48.36
Exercised/forfeited	(363,653)	39.66
Outstanding at December 31, 2013	377,377	49.48
Granted	62,749	72.39
Exercised/forfeited	(164,976)	52.37
Outstanding at December 31, 2014	275,150	52.96
Exercised/forfeited	(10,283)	55.18
Outstanding at December 31, 2015	264,867	$52.88

Energen issued the following awards with stock appreciation rights. Energen uses the Black-Scholes pricing model to calculate the fair values of the rights awarded. On December 19, 2013, we modified certain stock appreciation rights subsequent to the original grant date. For purposes of this valuation the following assumptions were used to derive the fair values as of December 31, 2015:

Grant date	1/22/2014	1/22/2014	1/24/2013	1/24/2013	1/24/2013	1/26/2011
		(modified)		(modified)	(modified)
Awards granted	62,227	522	83,654	768	3,578	182,199
Fair market value of award	$5.11	$1.67	$8.30	$5.64	$4.24	$4.80
Expected life of award	4.56 years	2.13 years	3.57 years	2.13 years	1.50 years	2.53 years
Risk-free interest rate	1.67%	1.11%	1.43%	1.11%	0.80%	1.23%
Annualized volatility rate	33.4%	33.4%	33.4%	33.4%	33.4%	33.4%
Dividend yield	0.20%	0.20%	0.20%	0.20%	0.20%	0.20%

Grant date	1/26/2011	1/27/2010	1/28/2009	2/4/2008	2/1/2007
	(modified)
Awards granted	7,785	171,749	305,257	67,093	85,906
Fair market value of award	$2.74	$5.95	$13.18	$0.81	$2.16
Expected life of award	1.50 years	2.04 years	1.54 years	1.05 years	0.54 years
Risk-free interest rate	0.80%	1.08%	0.82%	0.65%	0.54%
Annualized volatility rate	33.4%	33.4%	33.4%	33.4%	33.4%
Dividend yield	0.20%	0.20%	0.20%	0.20%	0.20%

Income associated with stock appreciation rights of $3.2 million and $0.4 million was recorded for the years ended December 31, 2015 and 2014. Expense associated with stock appreciation rights of $9.9 million was recorded for the year ended 2013. During the year ended December 31, 2015, the total intrinsic value of stock appreciation rights exercised was $0.1 million. During the year ended December 31, 2015, Energen paid $0.1 million in settlement of stock appreciation rights.

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

A summary of Petrotech unit activity as of December 31, 2015, and transactions during the years ended December 31, 2015, 2014 and 2013 are presented below:

Petrotech Incentive Plan
Shares
Outstanding at December 31, 2012	141,243
Granted (three-year vesting period)	92,418
Granted (17 month vesting period)	2,952
Paid	(36,792)
Forfeited	(26,529)
Outstanding at December 31, 2013	173,292
Granted	76,084
Paid	(4,431)
Forfeited	(31,075)
Outstanding at December 31, 2014	213,870
Granted (three-year vesting period)	128,519
Granted (two-year vesting period)	297
Granted (16 month vesting period)	1,648
Paid	(78,430)
Forfeited	(22,158)
Outstanding at December 31, 2015	243,746

Energen recognized expense of $3.0 million, $4.5 million and $6.2 million during 2015, 2014 and 2013, respectively, related to these units.

1997 Deferred Compensation Plan: The 1997 Deferred Compensation Plan allowed officers and non-employee directors to defer certain compensation. Amounts deferred by a participant under the 1997 Deferred Compensation Plan are credited to accounts maintained for a participant in either a stock account or an investment account. The stock account tracks the performance of Energen’s common stock, including reinvestment of dividends. The investment account tracks the performance of certain mutual funds. Energen has funded, and presently plans to continue funding, a trust in a manner that generally tracks participants’ accounts under the 1997 Deferred Compensation Plan. While intended for payment of benefits under the 1997 Deferred Compensation Plan, the trust’s assets remain subject to the claims of our creditors. Amounts earned under the 1997 Deferred Compensation Plan and invested in Energen common stock held by the trust have been recorded as treasury stock, along with the related deferred compensation obligation in the consolidated statements of shareholders’ equity. As of December 31, 2015 there were 576,850 shares reserved for issuance from the 1997 Deferred Compensation Plan.

1992 Energen Corporation Directors Stock Plan: In 1992 Energen adopted the Energen Corporation Directors Stock Plan to pay a portion of the compensation of its non-employee directors in shares of Energen common stock. Under the Plan, 11,550 shares, 10,360 shares and 13,500 shares were awarded during the years ended December 31, 2015, 2014 and 2013, respectively, leaving 116,374 shares reserved for issuance as of December 31, 2015.

Stock Repurchase Authorization: By resolution adopted October 22, 2014, the Board of Directors authorized Energen to repurchase up to 3,600,000 shares of Energen common stock. The resolution does not have an expiration date and does not limit Energen’s authorization to acquire shares in connection with tax withholdings and payment of exercise price on stock compensation plans. For the year ended December 31, 2014, Energen repurchased and retired 226,839 shares for $14.9 million pursuant to our repurchase authorization. There were no shares repurchased pursuant to its repurchase authorization for the years ended December 31, 2015 and 2013. As of December 31, 2015, a total of 3,373,161 shares remain authorized for future repurchase. Energen also from time to time acquires shares in connection with participant elections under Energen’s stock compensation plans. For the years ended December 31, 2015, 2014 and 2013, Energen acquired 73,126 shares, 32,768 shares and 14,766 shares, respectively, in connection with its stock compensation plans.

7. DERIVATIVE COMMODITY INSTRUMENTS

The following table details gain (loss) on derivative instruments, net, as follows:

Years ended December 31, (in thousands)	2015	2014	2013
Open non-cash mark-to-market gains (losses) on derivative instruments	$(281,752)	$315,445	$(47,832)
Closed gains (losses) on derivative instruments	397,045	19,574	(2,192)
Gain (loss) on derivative instruments, net	$115,293	$335,019	$(50,024)

The following tables detail the offsetting of derivative assets and liabilities as well as the fair values of derivatives on the balance sheets:

(in thousands)	December 31, 2015
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments
Assets
Derivative instruments	$72,563	$(15,600)	$56,963	$—	$—	$56,963
Liabilities
Derivative instruments	16,059	(15,600)	459	—	—	459
Total derivatives	$56,504	$—	$56,504	$—	$—	$56,504

(in thousands)	December 31, 2014
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments
Assets
Derivative instruments	$339,977	$(17,640)	$322,337	$—	$—	$322,337
Liabilities
Derivative instruments	18,628	(17,640)	988	—	—	988
Total derivatives	$321,349	$—	$321,349	$—	$—	$321,349
*All derivative instruments were current at December 31, 2015 and 2014.

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net gain position with eleven of our active counterparties and in a net loss position with the remaining one at December 31, 2015. The largest counterparty net gain positions at December 31, 2015, Morgan Stanley Capital Group Inc. and BP Corporation North America Inc., constituted approximately $18.1 million, and $10.7 million, respectively, of Energen’s total net gain on fair value of derivatives.

The following table details the effect of derivative commodity instruments in cash flow hedging relationships on the financial statements:

Years ended December 31, (in thousands)	Location on Statements of Income	2014	2013
Net gain (loss) recognized in other comprehensive income on derivatives (effective portion), net of tax of $23 and ($6,660)	—	$37	$(10,866)
Gain reclassified from accumulated other comprehensive income into income (effective portion)	Gain (loss) on derivative instruments, net	$21,612	$34,293
Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) on derivative instruments, net	$—	$835

The following table details the effect of open and closed derivative commodity instruments not designated as hedging instruments on the income statement:

Years ended December 31, (in thousands)	Location on Statements of Income	2015	2014	2013
Gain (loss) recognized in income on derivatives	Gain (loss) on derivative instruments, net	$115,293	$313,408	$(73,980)

As of December 31, 2015, Energen entered into the following transactions for 2016 and subsequent years:

Production Period	Total Hedged Volumes		Average Contract Price	Description
Oil
2016	1,086	MBbl	$63.80 Bbl	NYMEX Swaps
Oil Basis Differential
2016	7,524	MBbl	$(1.92) Bbl	WTI/WTI Basis Swaps
2016	2,117	MBbl	$(1.63) Bbl	WTS/WTI Basis Swaps
WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing
WTS - West Texas Sour/Midland, WTI - West Texas Intermediate/Cushing

As of December 31, 2015, the maximum term over which Energen has hedged exposures to the variability of cash flows is through December 31, 2016.

8. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Energen classifies the fair value of multiple derivative instruments executed under master netting arrangements as net derivative assets and liabilities. The following fair value hierarchy tables present information about Energen’s assets and liabilities measured at fair value on a recurring basis:

	December 31, 2015
(in thousands)	Level 2	Level 3	Total
Assets
Derivative instruments	$69,864	$(12,901)	$56,963
Liabilities
Derivative instruments	2,699	(3,158)	(459)
Net derivative asset (liability)	$72,563	$(16,059)	$56,504

	December 31, 2014
(in thousands)	Level 2	Level 3	Total
Assets
Derivative instruments	$294,865	$27,472	$322,337
Liabilities
Derivative instruments	2,048	(3,036)	(988)
Net derivative asset	$296,913	$24,436	$321,349

At December 31, 2015, Energen had interest rate swap agreements with a notional value of $66.7 million. The interest rate swaps exchange a variable interest rate for a fixed interest rate of 1.0425 percent. The fair value of our interest rate swap was a $0.2 million and a $0.8 million liability at December 31, 2015 and 2014, respectively, and are classified as Level 2 fair value liabilities. The fair value of our interest rate swaps are recognized on a gross basis in accounts payable on the consolidated balance sheet.

Energen prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its Level 3 instruments. We estimate that a 10 percent increase or decrease in commodity prices would result in an approximate $0.1 million change in the fair value of open Level 3 derivative contracts and to the results of operations.

The table below sets forth a summary of changes in the fair value of Energen’s Level 3 derivative commodity instruments as follows:

Years ended December 31, (in thousands)	2015	2014	2013
Balance at beginning of period	$24,436	$18,289	$89,019
Realized gains	13,145	22,208	55,210
Unrealized gains (losses) relating to instruments held at the reporting date*	(40,495)	2,981	(71,367)
Settlements during period	(13,145)	(19,042)	(54,573)
Balance at end of period	$(16,059)	$24,436	$18,289
*Includes $16.1 million in mark-to-market losses, $20.2 million in mark-to-market gains and $7.6 million in mark-to-market losses for the years ended December 31, 2015, 2014 and 2013, respectively.

The tables below set forth quantitative information about Energen’s Level 3 fair value measurements of derivative commodity instruments as follows:

(in thousands, except price data)	Fair Value as of December 31, 2015	Valuation Technique*	Unobservable Input*	Range
Oil Basis - WTI/WTI
2016	$(13,181)	Discounted Cash Flow	Forward Basis	($0.07 - $0.28) Bbl
Oil Basis - WTS/WTI
2016	$(2,878)	Discounted Cash Flow	Forward Basis	($0.19 - $0.31) Bbl
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

Asset retirement obligations: Energen’s asset retirement obligations (ARO) primarily relate to the future plugging, abandonment and reclamation of wells and facilities. We recognize a liability for the fair value of the ARO in the periods incurred. See Note 13, Asset Retirement Obligations, for further discussion related to these ARO’s. These assumptions are classified as Level 3 fair value.

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

These assumptions are classified as Level 3 fair value. See Note 14, Asset Impairment, for impairments recognized by Energen during the years ended December 31, 2015, 2014 and 2013.
Financial Instruments Not Carried at Fair Value
The stated value of cash and cash equivalents, short-term investments, accounts receivables (net of allowance), and short-term debt approximates fair value due to the short maturity of the instruments. Short-term investments purchased and sold during 2015 of $919 million are not considered readily convertible into cash and accordingly are not classified in cash and cash equivalents. In addition, the Company also invested in certain short-term investments that qualify and were classified as cash and cash equivalents. The fair value of Energen’s long-term debt, including the current portion and notes payable to banks, approximates $690.1 million and $993.7 million and has a carrying value of $776.5 million and $1,039.0 million at December 31, 2015 and 2014, respectively. The fair values are based on market prices of similar issues having the same remaining maturities, redemption terms and credit rating. Short-term debt is classified as Level 1 fair value and long-term debt is classified as Level 2 fair value.

Concentration of Credit Risk
Revenues and related accounts receivable from oil and natural gas operations primarily are generated from the sale of produced oil and natural gas to energy marketing companies. Such sales are typically made on an unsecured credit basis with payment due the month following delivery. This concentration of sales to the energy marketing industry has the potential to affect Energen’s overall exposure to credit risk, either positively or negatively, in that our oil and natural gas purchasers may be affected similarly by changes in economic, industry or other conditions. Energen considers the credit quality of its purchasers and, in certain instances, may require credit assurances such as a deposit, letter of credit or parent guarantee. The two largest purchasers of Energen’s oil and natural gas, Plains Marketing, LP (Plains) and Shell Trading (US) Company, accounted for approximately 47 percent and 21 percent, respectively, of Energen’s accounts receivable for commodity sales as of December 31, 2015. Energen’s other purchasers each accounted for less than 9 percent of these accounts receivable as of December 31, 2015. During the year ended December 31, 2015, Plains accounted for approximately 33 percent of total revenues, excluding the impact of non-cash mark-to-market open derivatives. All other oil and natural gas purchasers each accounted for less than 10 percent of total revenues for the year ended December 31, 2015.

9. EXPLORATORY COSTS

The following table sets forth capitalized exploratory well costs and includes additions pending determination of proved reserves, reclassifications to proved reserves and costs charged to expense:

Years ended December 31, (in thousands)	2015	2014	2013
Capitalized exploratory well costs at beginning of period	$119,439	$57,600	$79,791
Additions pending determination of proved reserves	634,908	946,751	421,599
Reclassifications due to determination of proved reserves	(650,759)	(882,254)	(442,909)
Exploratory well costs charged to expense	—	(2,658)	(881)
Capitalized exploratory well costs at end of period	$103,588	$119,439	$57,600

The following table sets forth capitalized exploratory wells costs:

(in thousands)	December 31, 2015	December 31, 2014
Exploratory wells in progress (drilling rig not released)	$1,760	$18,781
Capitalized exploratory well costs for a period of one year or less	101,828	100,658
Total capitalized exploratory well costs	$103,588	$119,439

No wells were capitalized for a period greater than one year as of December 31, 2015 and 2014. At December 31, 2015, Energen had 40 gross exploratory wells either drilling or waiting on results from completion and testing. These wells are located in the Permian Basin.

10. RECONCILIATION OF EARNINGS PER SHARE

Years ended December 31,
(in thousands, except per share amounts)		2015			2014			2013
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$(945,731)	76,078	$(12.43)	$568,032	72,897	$7.79	$204,554	72,318	$2.83
Effect of dilutive securities
Stock options		—			216			112
Non-vested restricted stock		—			58			20
Performance share awards		—			104			21
Diluted EPS	$(945,731)	76,078	$(12.43)	$568,032	73,275	$7.75	$204,554	72,471	$2.82

In periods of loss, shares that otherwise would have been included in diluted average commons shares outstanding are excluded. Energen had 355,915 of excluded shares for the year ended December 31, 2015.

Energen had the following shares that were excluded from the computation of diluted EPS, as inclusion would be anti-dilutive.

Years ended December 31, (in thousands)	2015	2014	2013
Stock options	114	114	134
Non-vested restricted stock	—	3	7
Performance share awards	—	2	4

11. EQUITY OFFERING

During the second quarter of 2015, Energen issued 5,700,000 additional shares of common stock through a public equity offering. We received net proceeds of approximately $398.6 million, after deducting offering expenses. Net proceeds from this offering were used to repay borrowings under our credit facility and for general corporate purposes.

12. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Under various agreements for third-party gathering, treatment, transportation or other services, Energen is committed to deliver minimum production volumes or to pay certain costs in the event the minimum quantities are not delivered. These delivery commitments are approximately 5.8 MMBOE through October 2020.

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

On November 4, 2015, Energen Resources filed a suit against Endeavor Energy Resources. L.P. in the District Court of Howard County, Texas, to remove a cloud on the title to approximately 10,000 acres leased by Energen Resources in that county. Energen Resources believes the cloud on title arises from a prior, unreleased but partially terminated oil and gas lease covering the leased lands. The defendant in the action filed a counterclaim alleging Energen Resources tortiously interfered with a prospective contract. The counterclaim seeks $300 million in damages. Energen Resources believes the counterclaim is without merit, and no amount has been accrued as of December 31, 2015. Energen Resources intends to pursue a favorable ruling in the quiet title action and vigorously defend against the counterclaim.

We recently became aware that Energen Resources may be one of multiple defendants in a Petition for Damages to the Cameron Parish Coastal Zone filed by the Parish of Cameron in the 38th Judicial District Court for the Parish of Cameron, State of Louisiana alleging violation of Louisiana’s coastal zone management laws. We are in the very preliminary stages of evaluating our exposure, and no amount has been accrued as of December 31, 2015

New Mexico Audits: In 2011, Energen Resources received an Order to Perform Restructured Accounting and Pay Additional Royalties (the Order), following an audit performed by the Taxation and Revenue Department (the Department) of the State of New Mexico on behalf of the Office of Natural Resources Revenue (ONRR), of federal oil and gas leases in New Mexico. The audit covered periods from January 2004 through December 2008 and included a review of the computation and payment of royalties due on minerals removed from specified U.S. federal leases. The Order addressed ONRR’s efforts to change accounting and reporting practices, and to unbundle fees charged by third parties that gather, compress and transport natural gas production. ONRR now maintains that all or some of such fees are not deductible.

Energen Resources appealed the Order in 2011 and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order that is now under appeal. In the Revised Order, ONRR has ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. Energen estimates that application of the Revised Order to all of the Company’s federal leases would result in ONRR claims up to approximately $24 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen continues to vigorously contest the Revised Order and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of December 31, 2015.

Lease Obligations: Energen’s total lease payments included as operating lease expense were $23.7 million, $24.1 million and $25.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Minimum future rental payments required after 2015 under leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

Years Ending December 31, (in thousands)
2016	2017	2018	2019	2020	2021 and thereafter
$2,537	$2,574	$2,537	$2,431	$—	$—

13. ASSET RETIREMENT OBLIGATIONS

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

The following table reflects the components of the change in Energen’s ARO balance:

(in thousands)
Balance as of December 31, 2012	$118,023
Liabilities incurred	2,772
Liabilities settled	(5,525)
Accretion expense (including discontinued operations of $1,197)	8,192
Reclassification associated with held for sale properties*	(14,929)
Balance as of December 31, 2013	108,533
Liabilities incurred	2,266
Liabilities settled	(1,543)
Accretion expense (including discontinued operations of $251)	7,859
Revision in estimated cash flows	692
Reclassification associated with held for sale properties**	(23,747)
Balance as of December 31, 2014	$94,060
Liabilities incurred	981
Liabilities settled	(686)
Accretion expense	7,108
Reclassification associated with held for sale properties***	(11,473)
Balance as of December 31, 2015	$89,990
*Asset retirement obligation associated with North Louisiana/East Texas properties.
**Asset retirement obligation associated with certain San Juan Basin properties included as liabilities related to assets held for sale in current liabilities on the balance sheet at December 31, 2014.
***Asset retirement obligation associated with certain San Juan Basin properties included as liabilities related to assets held for sale in current liabilities on the balance sheet at December 31, 2015.

14. ASSET IMPAIRMENT

Impairments recognized by Energen during the years ended December 31, 2015, 2014 and 2013 are presented below:

Years ended December 31, (in thousands)	2015	2014	2013
Continuing operations
Permian Basin properties
Central Basin Platform	$484,848	$—	$—
Delaware Basin	607,303	90,594	—
Midland Basin	—	25,776	—
San Juan Basin properties	133,055	230,315	—
Permian Basin unproved leasehold properties	29,168	64,361	13,906
San Juan Basin unproved leasehold properties	37,934	5,755	—
Total asset impairments from continuing operations	1,292,308	416,801	13,906
Discontinued operations
North Louisiana/East Texas oil and natural gas properties	—	1,936	29,794
Total asset impairments from discontinued operations	—	1,936	29,794
Total asset impairments	$1,292,308	$418,737	$43,700

Non-cash impairment writedowns are reflected in asset impairment on the consolidated income statement.

Permian Basin: For 2015, Energen recognized non-cash impairment writedowns on certain properties in the Permian Basin of $1,092.2 million to adjust the carrying amount of these properties to their fair value. We estimate future discounted cash flows in determining fair value using commodity assumptions, which are based on the commodity price curve for five years and then escalated at 3 percent through our assumed price cap. During the fourth quarter of 2015, Energen recognized non-cash impairment writedowns of $646.1 million due to commodity price declines and the related impact to our drilling plans. Our commodity price assumptions declined over the third quarter by approximately 12 percent for oil and 6 percent for natural gas in comparable periods. During the third quarter of 2015, Energen recognized non-cash impairment writedowns of $390.2 million due to commodity price declines. Our commodity price assumptions declined over the second quarter by approximately 19 percent for oil and 12 percent for natural gas in comparable periods. During the second quarter of 2015, Energen recognized non-cash impairment writedowns on certain properties in the Central Basin Platform of $51.5 million. Estimated future cash flows were revised due to the receipt of an unsolicited offer for these properties. During the first quarter of 2015, Energen recognized a non-cash impairment writedown of $4.3 million.

During the third and fourth quarters of 2014, Energen recognized non-cash impairment writedowns on certain Permian Basin properties in the Midland Basin of $25.8 million and in the Delaware Basin of $90.6 million, respectively, to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows.

Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties in the Delaware Basin of $29.2 million in 2015. During 2014, Energen recognized unproved leasehold writedowns of $64.4 million. These unproved leasehold writedowns include $55.1 million of leasehold expirations.

San Juan Basin: Energen recognized non-cash impairment writedowns on properties in the San Juan Basin of $133.1 million during the fourth quarter of 2015 to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows. These remaining properties were designated as held for sale as of December 31, 2015. At December 31, 2015, proved reserves associated with Energen’s San Juan Basin held for sale properties totaled 16,930 MBOE.

During the third and fourth quarters of 2014, non-cash impairment writedowns of $142.2 million and $88.1 million, respectively, were recognized by Energen on certain natural gas properties in the San Juan Basin to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows in the third quarter and based on direct market data in the fourth quarter as these properties were designated as held for sale as of December 31, 2014. At December 31, 2014, proved reserves associated with Energen’s San Juan Basin held for sale properties totaled 69,038 MBOE.

During 2015 and 2014, Energen recognized unproved leasehold writedowns on San Juan Basin properties of $37.9 million and $5.8 million, respectively.

North Louisiana/East Texas: In March 2014, Energen completed the sale of its North Louisiana/East Texas natural gas and oil properties for $30.3 million. The sale had an effective date of December 1, 2013, and the proceeds from the sale were used to repay short-term obligations. During the third quarter of 2013, Energen classified these primarily natural gas properties as held for sale and reflected the associated operating results in discontinued operations. Energen recognized non-cash impairment writedowns on these properties in 2014 of $1.9 million to adjust the carrying amount of these properties to their fair value based on an estimate of the selling price of the properties. These non-cash impairment writedowns are reflected in gain on disposal of discontinued operations, net in the year ended December 31, 2014. Energen also recognized non-cash impairment writedowns on these properties of $29.8 million in 2013. These non-cash impairment writedowns are reflected in gain on disposal of discontinued operations, net in the year ended December 31, 2013. Significant assumptions in valuing the proved reserves included the reserve quantities, anticipated operating costs, anticipated production taxes, future expected natural gas prices and basis differentials, anticipated production declines, and a discount rate of 10 percent commensurate with the risk of the underlying cash flow estimates. The impairment writedowns are classified as Level 3 fair value. At December 31, 2013, proved reserves associated with Energen’s North Louisiana/East Texas properties totaled 23 Bcf of natural gas and 91 MBbl of oil.

Black Warrior Basin: In October 2013, Energen completed the sale of its Black Warrior Basin coalbed methane properties in Alabama for $160 million. Energen recorded a pre-tax gain on the sale of approximately $35 million in the fourth quarter of 2013 which was reflected in gain on disposal of discontinued operations in the year ended December 31, 2013. The sale had an effective date of July 1, 2013, and the proceeds from the sale were used to repay short-term obligations. The property was classified as held for sale and reflected in discontinued operations during the third quarter of 2013. At December 31, 2012, proved reserves associated with Energen’s Black Warrior Basin properties totaled 97 Bcf of natural gas.

15. ACQUISITION AND DISPOSITION OF PROPERTIES

Subsequent to December 31, 2015, Energen classified certain non-core assets in the eastern Delaware Basin as held for sale. Proved reserves associated with these Delaware Basin properties totaled 25,200 MBOE at December 31, 2015.

At December 31, 2015, our remaining San Juan Basin properties were classified as held for sale. Proved reserves associated with these San Juan Basin properties totaled 16,930 MBOE at December 31, 2015.

On March 31, 2015, Energen completed the sale of the majority of its natural gas assets in the San Juan Basin in New Mexico and Colorado (effective as of January 1, 2015) for an aggregate purchase price of $395 million. The sales proceeds were reduced by purchase price adjustments of approximately $11 million related to the operations of the San Juan Basin properties subsequent to December 31, 2014 and one-time adjustments related primarily to liabilities assumed by the buyer, which resulted in pre-tax proceeds to Energen of approximately $384 million before consideration of transaction costs of approximately $2.8 million. Energen recognized a pre-tax gain of $27.0 million on the sale. Energen used proceeds from the sale to reduce long-term indebtedness. At December 31, 2014, proved reserves associated with these San Juan Basin properties totaled 69,038 MBOE.

Energen completed an estimated total of $85.7 million in various purchases of unproved leasehold largely in the Permian Basin during 2015. During 2014, Energen completed a total of approximately $68.5 million in various purchases of unproved leasehold properties, including the October 2014, purchase of approximately 15,000 net acres of unproved leasehold in the Mancos formation oil play in the San Juan Basin for $22.8 million. During 2013, Energen also completed a total of approximately $26.8 million in various purchases of unproved leasehold properties.

16. DISCONTINUED OPERATIONS AND HELD FOR SALE PROPERTIES

As discussed in Note 15, Acquisition and Disposition of Properties, subsequent to December 31, 2015, Energen classified certain non-core assets in the eastern Delaware Basin as held for sale. Proved reserves associated with these Delaware Basin properties totaled 25,200 MBOE at December 31, 2015.

At December 31, 2015, our remaining San Juan Basin properties were classified as held for sale. Proved reserves associated with these San Juan Basin properties totaled 16,930 MBOE at December 31, 2015.

The following table details San Juan Basin held for sale properties by major classes of assets and liabilities. Property sales in the San Juan Basin do not qualify for discontinued operations:

(in thousands)	December 31, 2015	December 31, 2014
Inventories	$3,651	$—
Oil and natural gas properties	305,386	1,166,124
Less accumulated depreciation, depletion and amortization	(219,059)	(770,327)
Other property and equipment, net	3,761	—
Total assets held for sale	93,739	395,797
Other long-term liabilities	(12,789)	(24,230)
Total liabilities held for sale	(12,789)	(24,230)
Total net assets held for sale	$80,950	$371,567

On September 2, 2014, Energen completed the transaction to sell Alagasco to Laclede for $1.6 billion, less the assumption of $267 million in debt. The net pre-tax proceeds to Energen totaled approximately $1.32 billion resulting in a pre-tax gain of $726.5 million. This sale has an effective date of August 31, 2014. Energen used cash proceeds from the sale to reduce long-term and short-term indebtedness. During the second quarter of 2014, Energen classified Alagasco as held for sale and reflected the associated operating results in discontinued operations. Energen’s results of operations and cash flows for the years ended December 31, 2014 and 2013 presented in our consolidated financial statements and these notes reflect Alagasco as discontinued operations.

We classified as discontinued operations interest on debt required to be extinguished, certain depreciation costs that ended at close of transaction, the related income tax impact of these items and the earnings of Alagasco. In addition, we reclassified from discontinued operations certain general and administrative expenses, other income and the related tax impact from these items. The table below provides a detail of these items included in income (loss) from discontinued operations as follows:

Years ended December 31, (in thousands)	2014	2013
Alagasco net income	$40,646	$57,399
Depreciation, depletion and amortization	(408)	(598)
General and administrative	3,337	5,894
Interest expense	(17,306)	(13,815)
Other income	(347)	(1,342)
Income tax expense	5,567	3,728
Alagasco income from discontinued operations	31,489	51,266
Energen income (loss) from discontinued operations	(2,197)	7,813
Income from discontinued operations	$29,292	$59,079

Years ended December 31, (in thousands, except per share data)	2014	2013
Natural gas distribution revenues	$397,648	$533,338
Oil and natural gas revenues	5,199	60,191
Total revenues	$402,847	$593,529
Pretax income from discontinued operations	$47,220	$92,253
Income tax expense	17,928	33,174
Income From Discontinued Operations	$29,292	$59,079
Gain on disposal of discontinued operations, net	$724,594	$5,605
Income tax expense	285,497	2,011
Gain on Disposal of Discontinued Operations, net	$439,097	$3,594
Total Income From Discontinued Operations	$468,389	$62,673
Diluted Earnings Per Average Common Share
Income from discontinued operations	$0.40	$0.81
Gain on disposal of discontinued operations, net	5.99	0.05
Total Income From Discontinued Operations	$6.39	$0.86
Basic Earnings Per Average Common Share
Income from discontinued operations	$0.40	$0.82
Gain on disposal of discontinued operations, net	6.02	0.05
Total Income From Discontinued Operations	$6.42	$0.87

In March 2014, Energen completed the sale of its North Louisiana/East Texas natural gas and oil properties for $30.3 million. The sale had an effective date of December 1, 2013, and the proceeds from the sale were used to repay short-term obligations. During the third quarter of 2013, Energen classified these primarily natural gas properties as held for sale and reflected the associated operating results in discontinued operations. Energen recognized non-cash impairment writedowns on these properties in 2014 of $1.9 million pre-tax to adjust the carrying amount of these properties to their fair value based on an estimate of the selling price of the properties. These non-cash impairment writedowns are reflected in gain on disposal of discontinued operations, net in the year ended December 31, 2014. Energen also recognized non-cash impairment writedowns on these properties of $29.8 million in 2013. These non-cash impairment writedowns are reflected in gain on disposal of discontinued operations, net in the year ended December 31, 2013. At December 31, 2013, proved reserves associated with Energen’s North Louisiana/East Texas properties totaled 23 Bcf of natural gas and 91 MBbl of oil.

In October 2013, Energen completed the sale of its Black Warrior Basin coalbed methane properties in Alabama for $160 million. Energen recorded a pre-tax gain on the sale of approximately $35 million in the fourth quarter of 2013 that was reflected in gain on disposal of discontinued operations in the year ended December 31, 2013. The sale had an effective date of July 1, 2013, and the proceeds from the sale were used to repay short-term obligations. The property was classified as held for sale and reflected in discontinued operations during the third quarter of 2013. At December 31, 2012, proved reserves associated with Energen’s Black Warrior Basin properties totaled 97 Bcf of natural gas.

17. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information concerning Energen’s cash flow activities from continuing operations was as follows:

Years ended December 31, (in thousands)	2015	2014	2013
Interest paid, net of amount capitalized	$40,747	$32,172	$38,255
Income taxes paid	$8,114	$219,505	$22,781
Noncash investing activities:
Accrued development, exploration costs and other capital	$79,206	$207,461	$93,623
Capitalized asset retirement obligations costs	$981	$2,958	$2,772
Receivable from sale of Alabama Gas Corporation	$—	$8,247	$—
Noncash financing activities:
Issuance of common stock for employee benefit plans	$5,758	$2,448	$1,015
Treasury stock acquired in connection with tax withholdings	$4,722	$2,547	$977

18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides changes in the components of accumulated other comprehensive income (loss), net of the related income tax effects:

(in thousands)	Pension and Postretirement Plans
Balance as of December 31, 2014	$(22,870)
Other comprehensive income before reclassifications	3,305
Amounts reclassified from accumulated other comprehensive income	19,828
Change in accumulated other comprehensive income (loss)	23,133
Balance as of December 31, 2015	$263

The following table provides details of the reclassifications out of accumulated other comprehensive income (loss):

Years ended December 31, (in thousands)	2015	2014	2013
		Amounts Reclassified		Line Item Where Presented
Gains (losses) on cash flow hedges:
Commodity contracts	$—	$21,611	$35,684	Gain (loss) on derivative instruments, net
Interest rate swap	—	(2,280)	(1,723)	Interest expense
Total cash flow hedges	—	19,331	33,961
Income tax expense	—	(7,414)	(12,957)
Net of tax	—	11,917	21,004
Pension and postretirement plans:
Transition obligation	—	(22)	(319)	General and administrative
Prior service cost	—	(248)	(257)	General and administrative
Actuarial losses	(30,504)	(21,932)	(12,357)	General and administrative
Actuarial losses on settlement charges*	—	—	(421)	Assets held for sale
Total pension and postretirement plans	(30,504)	(22,202)	(13,354)
Income tax benefit	10,676	7,771	4,674
Net of tax	(19,828)	(14,431)	(8,680)
Total reclassifications for the period	$(19,828)	$(2,514)	$12,324
*During the year ended December 31, 2013, Energen incurred settlement charges of $0.6 million for the payment of lump sums from the nonqualified supplemental retirement plans, of which $0.2 million was recognized in actuarial losses above and $0.4 million was recognized as a regulatory asset at Alagasco and reported in actuarial losses on settlement charges above.

19. RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. Prior year comparable periods have not been updated retrospectively, as we elected to adopt the standard prospectively. This update requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The current requirement that deferred tax liabilities and assets of each jurisdiction of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendment is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Energen elected early adoption of this ASU prospectively as of December 31, 2015. We reclassified $14.5 million from a current deferred income tax asset to a noncurrent deferred income tax liability at December 31, 2015.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment is effective for fiscal years beginning on or after December 15, 2015, and interim periods within those fiscal years. Energen does not expect the adoption of this ASU to have a material impact on its consolidated financial statements. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This update clarifies the guidance regarding line-of-credit arrangements with regards to the recently issued ASU 2015-03. ASU 2015-15 allows entities to defer and present debt issue costs as an asset and subsequently amortize the deferred debt issue costs ratably over the term of the line-of-credit arrangement.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update codifies management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for interim and annual periods ending after December 15, 2016 and early adoption is permitted. The amendments in this ASU will not impact the Company's financial position or results of operations. The new guidance will require a formal assessment of going concern by management based on criteria prescribed in the new guidance. The Company is reviewing its policies and processes to ensure compliance with this new guidance.

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

20. SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)

The following data summarizes quarterly operating results:

	Year ended December 31, 2015
(in thousands, except per share amounts)	First	Second	Third	Fourth
Revenues	$221,858	$168,326	$295,571	$192,799
Operating loss	$(12,409)	$(161,678)	$(348,214)	$(915,550)
Loss from continuing operations	$(15,420)	$(111,601)	$(227,904)	$(590,806)
Net loss	$(15,420)	$(111,601)	$(227,904)	$(590,806)
Diluted earnings per average common share
Continuing operations	$(0.21)	$(1.52)	$(2.89)	$(7.50)
Net loss	$(0.21)	$(1.52)	$(2.89)	$(7.50)
Basic earnings per average common share
Continuing operations	$(0.21)	$(1.52)	$(2.89)	$(7.50)
Net loss	$(0.21)	$(1.52)	$(2.89)	$(7.50)

	Year ended December 31, 2014
(in thousands, except per share amounts)	First	Second	Third	Fourth
Revenues as originally reported	$561,178	$270,097	$497,761	$611,435
Discontinued operations*	(263,900)	—	—	—
Reclassification of loss on sale of assets and other	153	909	747	833
Adjusted revenues	$297,431	$271,006	$498,508	$612,268
Operating income as originally reported	$104,599	$3,107	$48,171	$94,223
Discontinued operations*	(73,139)	—	—	—
Adjusted operating income	$31,460	$3,107	$48,171	$94,223
Income (loss) from continuing operations	$15,647	$(3,154)	$20,631	$66,519
Net income (loss)	$53,316	$(7,953)	$457,251	$65,418
Diluted earnings per average common share
Continuing operations	$0.21	$(0.04)	$0.28	$0.91
Net income (loss)	$0.73	$(0.11)	$6.22	$0.89
Basic earnings per average common share
Continuing operations	$0.22	$(0.04)	$0.28	$0.91
Net income (loss)	$0.73	$(0.11)	$6.26	$0.90
*As discussed in Note 16, Discontinued Operations and Held for Sale Properties, during the third quarter of 2014, Energen completed the transaction to sell Alagasco to Laclede. During the second quarter of 2014, Energen classified Alagasco as held for sale and reflected the associated operating results in discontinued operations.

21. OIL AND NATURAL GAS OPERATIONS (Unaudited)

Capitalized Costs: The following table sets forth capitalized costs:

(in thousands)	December 31, 2015	December 31, 2014
Proved	$7,911,554	$8,069,638
Unproved	150,674	142,340
Total capitalized costs	8,062,228	8,211,978
Accumulated depreciation, depletion and amortization	3,673,569	2,663,434
Capitalized costs, net	$4,388,659	$5,548,544

Costs Incurred: The following table sets forth costs incurred in property acquisition, exploration and development activities and includes both capitalized costs and costs charged to expense during the year:

Years ended December 31, (in thousands)	2015	2014	2013
Property acquisition:
Proved	$1,866	$2,582	$4,661
Unproved	85,690	68,514	26,820
Exploration	649,764	972,164	435,636
Development	372,177	408,949	655,353
Total costs incurred	$1,109,497	$1,452,209	$1,122,470

Results of Operations From Producing Activities: The following table sets forth results of Energen’s oil, natural gas liquids and natural gas operations from producing activities:

Years ended December 31, (in thousands)	2015	2014	2013
Gross revenues*	$878,554	$1,679,213	$1,206,293
Production (lifting costs)	285,760	376,495	351,541
Exploration expense	14,877	28,090	14,036
Depreciation, depletion and amortization including asset impairments	1,880,190	960,539	463,606
Accretion expense	7,108	7,608	6,995
Income tax expense (benefit)	(469,362)	99,469	128,773
Results of operations from producing activities	$(840,019)	$207,012	$241,342
* The years ended December 31, 2015, 2014 and 2013 gross revenues include a pre-tax non-cash mark-to-market loss on derivatives of $281.8 million, a pre-tax non-cash mark-to-market gain on derivatives of $315.4 million and a pre-tax non-cash mark-to-market loss on derivatives of $47.8 million, respectively.

Oil and Natural Gas Operations: The calculation of proved reserves is made pursuant to rules prescribed by the SEC. Such rules, in part, require that proved categories of reserves be disclosed. Proved reserves and associated values were calculated using twelve-month average prices and current costs for the years ended December 31, 2015, 2014 and 2013. Changes to prices and costs could have a significant effect on the disclosed amount of proved reserves and their associated values. In addition, the estimation of proved reserves inherently requires the use of geologic and engineering estimates which are subject to revision as reservoirs are produced and developed and as additional information is available. Accordingly, the amount of actual future production may vary significantly from the amount of proved reserves disclosed. The proved reserves are located onshore in the United States of America.

Estimates of physical quantities of oil and natural gas proved reserves were determined by Company engineers. Ryder Scott Company, L.P. (Ryder Scott) and Hickman McClaine and Associates, Inc. (Hickman McClaine), independent oil and natural gas reservoir engineers, have audited the estimates of proved reserves of oil, natural gas liquids and natural gas that Energen has attributed to its net interests in oil and natural gas properties as of December 31, 2015. Ryder Scott audited the proved reserve estimates for coalbed methane in the San Juan Basin and substantially all of the Permian Basin proved reserves. Hickman McClaine audited the conventional proved reserves in the San Juan Basin. The independent reservoir engineers have issued reports covering approximately 99 percent of Energen’s ending proved reserves indicating that in their judgment the estimates are reasonable in the aggregate.

Year ended December 31, 2015	Oil MBbl	NGL MBbl	Natural Gas MMcf	Total MMBOE
Proved reserves at beginning of period	181,227	73,463	707,926	372.7
Revisions of previous estimates	(39,537)	(11,979)	(44,176)	(58.9)
Purchases	2	1	2	—
Extensions and discoveries	83,319	25,530	143,022	132.6
Production	(14,023)	(4,065)	(35,604)	(24.0)
Sales	(297)	(11,237)	(337,266)	(67.7)
Proved reserves at end of period	210,691	71,713	433,904	354.7
Proved developed reserves at end of period	108,319	36,374	236,112	184.0
Proved undeveloped reserves at end of period	102,372	35,339	197,792	170.7

Year ended December 31, 2014	Oil MBbl	NGL MBbl	Natural Gas MMcf	Total MMBOE
Proved reserves at beginning of period	164,870	63,011	719,725	347.8
Revisions of previous estimates	(48,548)	(15,165)	(71,806)	(75.7)
Purchases	88	26	116	0.1
Extensions and discoveries	76,722	29,695	141,209	130
Production	(11,818)	(4,104)	(59,562)	(25.8)
Sales	(87)	—	(21,756)	(3.7)
Proved reserves at end of period	181,227	73,463	707,926	372.7
Proved developed reserves at end of period	118,697	47,621	589,074	264.5
Proved undeveloped reserves at end of period	62,530	25,842	118,852	108.2

Year ended December 31, 2013	Oil MBbl	NGL MBbl	Natural Gas MMcf	Total MMBOE
Proved reserves at beginning of period	155,348	56,155	809,128	346.4
Revisions of previous estimates	(680)	2,211	18,465	4.6
Purchases	142	56	282	0.2
Extensions and discoveries	20,517	7,823	50,568	36.8
Production	(10,378)	(3,233)	(70,506)	(25.4)
Sales	(79)	(1)	(88,212)	(14.8)
Proved reserves at end of period	164,870	63,011	719,725	347.8
Proved developed reserves at end of period	113,795	42,087	623,305	259.8
Proved undeveloped reserves at end of period	51,075	20,924	96,420	88.0

2015 Activities: Energen had net downward reserve revisions during 2015 which totaled 58.9 MMBOE including negative revisions of approximately 38.0 MMBOE related to changes in year-end pricing and negative revisions of approximately 8.2 MMBOE of proved undeveloped reserves that are now expected to be drilled after the original five year period. Other negative revisions were 5.5 MMBOE due to increased declines in certain Wolfberry wells and 5.0 MMBOE of Wolfcamp reserves due to interference caused by our wellbore placement geometry.

During 2015, Energen had extensions and discoveries of 132.6 MMBOE, primarily in the Permian Basin, of which 78 percent were proved undeveloped reserves and 22 percent were proved developed reserves. Extension drilling resulted in 3.1 MMBOE of discoveries with exploratory drilling providing 129.5 MMBOE of discoveries.

During 2015, Energen had sales of 67.7 MMBOE primarily due to the sale of certain natural gas assets in the San Juan Basin.

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

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves: The standardized measure of discounted future net cash flows is not intended, nor should it be interpreted, to present the fair market value of Energen’s crude oil and natural gas reserves. An estimate of fair market value would take into consideration factors such as, but not limited to, the recovery of reserves not presently classified as proved reserves, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates. Open mark-to-market derivatives applicable to future periods are excluded from the calculation of standardized measure of future net cash flows.

Years ended December 31, (in thousands)	2015	2014	2013
Future gross revenues	$11,714,729	$20,971,672	$19,509,305
Future production costs	4,353,974	7,532,273	6,136,709
Future development costs	1,961,661	1,784,738	1,896,602
Future income tax expense	1,065,887	3,440,582	3,209,697
Future net cash flows	4,333,207	8,214,079	8,266,297
Discount at 10% per annum	2,299,859	3,994,423	4,248,456
Standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves	$2,033,348	$4,219,656	$4,017,841

The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

Years ended December 31, (in thousands)	2015	2014	2013
Balance at beginning of year	$4,219,656	$4,017,841	$3,699,319
Revisions to reserves proved in prior years:
Net changes in prices, production costs and future development costs	(2,861,591)	(1,147,028)	566,838
Net changes due to revisions in quantity estimates	(404,708)	(1,285,394)	(81,762)
Development costs incurred, previously estimated	350,560	337,198	299,432
Accretion of discount	421,966	401,784	369,932
Changes in timing and other*	(903,975)	987,652	(179,502)
Total revisions	(3,397,748)	(705,788)	974,938
New field discoveries and extensions, net of future production and development costs	776,315	2,321,028	376,326
Sales of oil and gas produced, net of production costs	(514,380)	(1,054,553)	(1,014,593)
Purchases	8	4,241	4,690
Sales	(372,039)	(21,092)	(24,876)
Net change in income taxes	1,321,536	(342,021)	2,037
Net change in standardized measure of discounted future net cash flows	(2,186,308)	201,815	318,522
Balance at end of year	$2,033,348	$4,219,656	$4,017,841
*Amount represents changes in production timing and other. In 2015, the production timing is significantly affected by changes related to the delay of the drilling program. For 2014, the production timing is significantly affected by changes related to the acceleration of the horizontal drilling program and the delay of the vertical drilling program.

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

b. Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Energen Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

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

Management assessed the effectiveness of Energen Corporation’s internal control over financial reporting as of December 31, 2015. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Energen Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2015, Energen Corporation maintained effective internal control over financial reporting. The effectiveness of Energen Corporation’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the executive officers of Energen is included in Part I. The other information required by Item 10 is incorporated herein by reference from Energen’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 3, 2016. The definitive proxy statement will be filed on or about March 21, 2016.

ITEM 11.    EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference from Energen’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 3, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

a. Security Ownership of Certain Beneficial Owners

The information regarding the security ownership of the beneficial owners of more than five percent of Energen’s common stock is incorporated herein by reference from Energen’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 3, 2016.

b. Security Ownership of Management

The information regarding the security ownership of management is incorporated herein by reference from Energen’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 3, 2016.

c. Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information concerning securities authorized for issuance under equity compensation plans as of December 31, 2015:

Plan Category	Number of Securities to be Issued for Outstanding Options, Performance Share Awards and Restricted Stock Units	Weighted Average Exercise Price	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders*	1,387,066	$65.77	2,987,964
Equity compensation plans not approved by security holders	—	—	—
Total	1,387,066	$65.77	2,987,964
*These plans include 2,294,740 shares associated with Energen’s Stock Incentive Plan, 116,374 shares associated with the 1992 Energen Corporation Directors Stock Plan and 576,850 shares associated with the 1997 Deferred Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions, and director independence is incorporated herein by reference from Energen’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 3, 2016.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding Principal Accountant Fees and Services is incorporated herein by reference from Energen’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 3, 2016.

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
First Amendment to the Credit Agreement dated as of October 20, 2014, by and among Energen Corporation, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Energen Resources Corporation, as Guarantor, and the institutions named therein as lenders, which was filed as Exhibit 10.1 to Energen’s Current Report on Form 8-K filed October 20, 2014

*10(b)(i)
Second Amendment to the Credit Agreement dated as of April 16, 2015, by and among Energen Corporation, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Energen Resources Corporation, as Guarantor, and the institutions named therein as lenders, which was filed as Exhibit 10.1 to Energen’s Current Report on Form 8-K filed April 20, 2015

*10(b)(ii)
Third Amendment to the Credit Agreement dated as of October 20, 2015, by and among Energen Corporation, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Energen Resources Corporation, as Guarantor, and the institutions named therein as lenders, which was filed as Exhibit 10.1 to Energen’s Current Report on Form 8-K filed October 23, 2015

*10(c)
Commitment Increase Letter dated November 17, 2014, by and among Energen Corporations, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the institutions named therein as lenders, which was filed as Exhibit 10.1 to Energen’s Current Report on Form 8-K filed October 17, 2014

*10(d)	Form of Severance Compensation Agreement between Energen Corporation and its executive officers which was filed as Exhibit 10.3 to Energen’s Current Report on Form 8-K filed December 13, 2012

*10(e)	Energen Corporation Stock Incentive Plan (as amended effective January 1, 2015)

*10(f)	Form of Stock Option Agreement under the Energen Corporation Stock Incentive Plan which was filed as Exhibit 10(r) to Energen’s Annual Report on Form 10-K for the year ended December 31, 2012

*10(g)	Form of Restricted Stock Agreement under the Energen Corporation Stock Incentive Plan which was filed as Exhibit 10(s) to Energen’s Annual Report on Form 10-K for the year ended December 31, 2012

*10(h)	Form of Restricted Stock Unit Agreement under the Energen Corporation Stock Incentive Plan which was filed as Exhibit 10.2 to Energen’s Current Report on Form 8-K filed December 12, 2013

*10(i)	Form of Performance Share Award under the Energen Corporation Stock Incentive Plan which was filed as Exhibit 10(t) to Energen’s Annual Report on Form 10-K for the year ended December 31, 2012

*10(j)	Energen Corporation 1997 Deferred Compensation Plan (as amended and restated) effective October 22, 2014

*10(k)	Energen Corporation Directors Stock Plan (as amended April 28, 2010) which was filed as an attachment to Energen’s definitive Proxy Statement on Schedule 14A , filed March 19, 2010

*10(l)	Energen Corporation Annual Incentive Compensation Plan, as amended effective January 1, 2015

21	Subsidiaries of Energen Corporation

23(a)	Consent of Registered Public Accounting Firm (PricewaterhouseCoopers LLP)

23(b)	Consent of Independent Oil and Gas Reservoir Engineers (Ryder Scott Company, L.P.)

23(c)	Consent of Independent Oil and Gas Reservoir Engineers (Hickman McClaine and Associates, Inc.)

24	Power of Attorney

31(a)	Energen Corporation Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31(b)	Energen Corporation Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32	Energen Corporation Certification pursuant to 18 U.S.C. Section 1350

99(a)	Reserve Audit – Ryder Scott & Company, L.P.

99(b)	Reserve Audit – Hickman McClaine and Associates, Inc.

101	The financial statements and notes thereto from Energen Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 are formatted in XBRL

*Incorporated by reference

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGEN CORPORATION
(Registrant)

February 16, 2016	By	/s/ J.T. McManus, II
J.T. McManus, II Chairman, Chief Executive Officer and President of Energen Corporation;

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 16, 2016	By	/s/ J.T. McManus, II
J.T. McManus, II Chairman, Chief Executive Officer and President of Energen Corporation

February 16, 2016	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr. Vice President, Chief Financial Officer and Treasurer of Energen Corporation

February 16, 2016	By	/s/ Russell E. Lynch, Jr.
Russell E. Lynch, Jr. Vice President and Controller of Energen Corporation

February 16, 2016	*
Kenneth W. Dewey Director

February 16, 2016	*
M. James Gorrie Director

February 16, 2016	*
Jay Grinney Director

February 16, 2016	*
William G. Hargett Director

February 16, 2016	*
Frances Powell Hawes Director

February 16, 2016	*
Alan A. Kleier Director

	*By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr. Attorney-in-Fact