Form 10-Q
period 2016-03-31
ENERGEN CORP
filed 2016-05-09
CIK 277595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _______________

Commission file number 1-7810
Energen Corporation
(Exact name of registrant as specified in its charter)

Alabama	63-0757759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

605 Richard Arrington Jr. Boulevard North, Birmingham, Alabama 35203-2707	35203-2707
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Number of shares outstanding of each of the registrant’s classes of common stock as of May 2, 2016.

Energen Corporation	$0.01 par value	97,069,395

ENERGEN CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	March 31, 2016	December 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$35,806	$1,272
Accounts receivable, net	61,434	63,097
Inventories	12,185	11,255
Assets held for sale	183,234	93,739
Derivative instruments	18,810	56,963
Prepayments and other	21,772	20,014
Total current assets	333,241	246,340
Property, Plant and Equipment
Oil and natural gas properties, successful efforts method
Proved properties	7,491,304	7,611,118
Unproved properties	117,988	145,724
Less accumulated depreciation, depletion and amortization	3,611,302	3,454,510
Oil and natural gas properties, net	3,997,990	4,302,332
Other property and equipment, net	47,186	48,358
Total property, plant and equipment, net	4,045,176	4,350,690
Other postretirement assets	4,366	3,881
Noncurrent derivative instruments	148	—
Other assets	10,087	10,245
TOTAL ASSETS	$4,393,018	$4,611,156

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	March 31, 2016	December 31, 2015

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$47,550	$64,742
Accrued taxes	13,230	5,801
Accrued wages and benefits	9,127	28,563
Accrued capital costs	58,221	79,206
Revenue and royalty payable	56,949	60,493
Liabilities related to assets held for sale	14,102	12,789
Pension liabilities	—	15,685
Derivative instruments	5,468	459
Other	13,215	19,783
Total current liabilities	217,862	287,521
Long-term debt	551,147	773,550
Asset retirement obligations	90,223	89,990
Deferred income taxes	446,335	552,369
Noncurrent derivative instruments	273	—
Other long-term liabilities	10,718	11,866
Total liabilities	1,316,558	1,715,296
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, cumulative, $0.01 par value, 5,000,000 shares authorized	—	—
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 100,126,767 shares and 81,770,161 shares issued at March 31, 2016 and December 31, 2015, respectively	1,001	818
Premium on capital stock	1,363,178	979,030
Retained earnings	1,842,900	2,046,016
Accumulated other comprehensive income (loss), net of tax
Pension and postretirement plans	2,066	263
Deferred compensation plan	2,246	1,965
Treasury stock, at cost; 3,122,759 shares and 3,026,350 shares at March 31, 2016 and December 31, 2015, respectively	(134,931)	(132,232)
Total shareholders’ equity	3,076,460	2,895,860
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,393,018	$4,611,156

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three months ended
	March 31,
(in thousands, except per share data)	2016	2015

Revenues
Oil, natural gas liquids and natural gas sales	$122,764	$187,822
Gain on derivative instruments, net	5,455	34,036
Total revenues	128,219	221,858
Operating Costs and Expenses
Oil, natural gas liquids and natural gas production	47,727	67,754
Production and ad valorem taxes	11,170	19,065
Depreciation, depletion and amortization	119,362	134,381
Asset impairment	220,025	6,583
Exploration	242	763
General and administrative (including non-cash stock based compensation of $2,471 and $5,080 for the three months ended March 31, 2016 and 2015, respectively)	29,525	32,055
Accretion of discount on asset retirement obligations	1,757	2,010
(Gain) loss on sale of assets and other	222	(28,344)
Total operating costs and expenses	430,030	234,267
Operating Loss	(301,811)	(12,409)
Other Income (Expense)
Interest expense	(9,833)	(11,758)
Other income	95	46
Total other expense	(9,738)	(11,712)
Loss Before Income Taxes	(311,549)	(24,121)
Income tax benefit	(108,433)	(8,701)
Net Loss	$(203,116)	$(15,420)

Diluted Earnings Per Average Common Share	$(2.34)	$(0.21)
Basic Earnings Per Average Common Share	$(2.34)	$(0.21)
Diluted Average Common Shares Outstanding	86,632	72,830
Basic Average Common Shares Outstanding	86,632	72,830
Dividends Per Common Share	$—	$0.02

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	Three months ended
	March 31,
(in thousands)	2016	2015

Net Loss	$(203,116)	$(15,420)
Other comprehensive income (loss):
Pension and postretirement plans:
Amortization of prior service cost, net of tax of ($47) and $0, respectively	(78)	—
Amortization of net loss, including settlement charges, net of tax of $1,168 and $996, respectively	1,890	1,851
Current period change in fair value of pension and postretirement plans, net of tax of ($6) and $0, respectively	(9)	—
Total pension and postretirement plans	1,803	1,851
Comprehensive Loss	$(201,313)	$(13,569)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three months ended March 31, (in thousands)	2016	2015

Operating Activities
Net loss	$(203,116)	$(15,420)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	119,362	134,381
Asset impairment	220,025	6,583
Accretion of discount on asset retirement obligations	1,757	2,010
Deferred income taxes	(107,149)	(16,009)
Change in derivative fair value	(5,151)	30,987
(Gain) loss on sale of assets	52	(28,502)
Stock-based compensation expense	2,471	5,080
Other, net	2,377	(10,944)
Net change in:
Accounts receivable	50,101	42,908
Inventories	(465)	(3,512)
Accounts payable	(19,611)	(11,814)
Accrued taxes/income tax receivable	2,179	13,633
Pension contributions	(14,516)	(10,872)
Other current assets and liabilities	(27,044)	4,493
Net cash provided by operating activities	21,272	143,002
Investing Activities
Additions to oil and natural gas properties	(137,296)	(395,317)
Acquisitions, net of cash acquired	(7,883)	(30,767)
Proceeds from the sale of assets	187	392,802
Purchase of short-term investments	—	(649,000)
Sale of short-term investments	—	340,000
Net cash used in investing activities	(144,992)	(342,282)
Financing Activities
Payment of dividends on common stock	—	(1,462)
Issuance of common stock, net	381,219	291
Net change in credit facility	(222,500)	200,000
Tax benefit on stock compensation	(465)	129
Net cash provided by financing activities	158,254	198,958
Net change in cash and cash equivalents	34,534	(322)
Cash and cash equivalents at beginning of period	1,272	1,852
Cash and cash equivalents at end of period	$35,806	$1,530

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Energen Corporation (Energen or the Company) is an oil and natural gas exploration and production company engaged in the exploration, development and production of oil, natural gas liquids and natural gas primarily in the Permian Basin in west Texas and the San Juan Basin in New Mexico. Headquartered in Birmingham, Alabama, our operations are conducted through our subsidiary, Energen Resources Corporation (Energen Resources). The unaudited consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2015, 2014 and 2013, included in the 2015 Annual Report of Energen on Form 10-K.

Our accompanying unaudited consolidated financial statements include Energen and its subsidiaries, principally Energen Resources, and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required for complete financial statements. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present a fair statement of our financial position, results of operations, and cash flows for the periods and as of the dates shown. Such adjustments consist of normal recurring items. Certain reclassifications were made to conform prior periods’ financial statements to the current-quarter presentation.

Liquidity
At March 31, 2016, we had $35.8 million of cash on hand and $1.4 billion of committed financing available under our credit facility. On April 13, 2016, our committed financing available under our credit facility was reduced to $1.05 billion in association with our scheduled semi-annual redetermination. To finance our operations, working capital and capital spending, we expect to use internally generated cash flow from operations supplemented by our existing five-year syndicated credit facility.

As discussed in Note 6, Equity Offering, during the first quarter of 2016, Energen issued 18,170,000 additional shares of common stock and received net proceeds of approximately $381.1 million, after deducting offering expenses. Energen may also issue long-term debt and additional equity periodically to replace short-term obligations, enhance liquidity and provide for permanent financing. Access to capital is an integral part of Energen’s business plan. As of March 31, 2016, the Company has $554.0 million outstanding under long term note agreements and no outstanding amounts under its revolving credit facility. While we expect to have ongoing access to our credit facility and capital markets, continued access could be adversely affected by current and future economic and business conditions and possible credit rating downgrades. To the extent current market conditions continue for a prolonged period or worsen, we may be forced to reduce or delay capital and operational expenditures, divest assets, seek additional debt or equity financing, or refinance all or a portion of our debt.

Workforce Reduction
On January 22, 2016 and March 18, 2016, we reduced our workforce as part of an overall plan to reduce costs and better align our workforce with the needs of our business in light of current oil and natural gas commodity prices. In connection with the reductions, we incurred charges of approximately $3.2 million and $0.8 million, respectively, in the first quarter of 2016 for one-time termination benefits which are included in general and administrative expense on the consolidated income statement.

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

The following tables detail the offsetting of derivative assets and liabilities as well as the fair values of derivatives on the balance sheets:

(in thousands)	March 31, 2016
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments
Assets
Derivative instruments	$23,182	$(4,372)	$18,810	$—	$—	$18,810
Noncurrent derivative instruments	115	33	148	—	—	148
Total derivative assets	23,297	(4,339)	18,958	—	—	18,958
Liabilities
Derivative instruments	9,840	(4,372)	5,468	—	—	5,468
Noncurrent derivative instruments	240	33	273	—	—	273
Total derivative liabilities	10,080	(4,339)	5,741	—	—	5,741
Total derivatives	$13,217	$—	$13,217	$—	$—	$13,217

(in thousands)	December 31, 2015
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments
Assets
Derivative instruments	$72,563	$(15,600)	$56,963	$—	$—	$56,963
Liabilities
Derivative instruments	16,059	(15,600)	459	—	—	459
Total derivatives	$56,504	$—	$56,504	$—	$—	$56,504
*All derivative instruments were current at December 31, 2015.

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net gain position with six of our active counterparties and in a net loss position with the remaining four at March 31, 2016. The largest counterparty net gain positions at March 31, 2016, Morgan Stanley Capital Group Inc. and BP Corporation North America Inc., constituted approximately $11.3 million and $6.1 million, respectively, of Energen’s total gain on fair value of derivatives.

The following table details the effect of open and closed derivative commodity instruments not designated as hedging instruments on the income statement:

(in thousands)	Location on Statements of Income	Three months ended March 31, 2016	Three months ended March 31, 2015
Gain recognized in income on derivatives	Gain (loss) on derivative instruments, net	$5,455	$34,036

As of March 31, 2016, Energen had entered into the following transactions for the remainder of 2016 and subsequent years:

Production Period	Total Hedged Volumes		Average Contract Price	Description
Oil
2016	5,495 MBbl		$44.78 Bbl	NYMEX Swaps
2017	1,080 MBbl		$45.05 Bbl	NYMEX Swaps
Oil Basis Differential
2016	5,643	MBbl	$(1.92) Bbl	WTI/WTI Basis Swaps
2016	1,572	MBbl	$(1.64) Bbl	WTS/WTI Basis Swaps
Natural Gas
2016	5.4	Bcf	$2.30 Mcf	Basin Specific Swaps - Permian
WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing
WTS - West Texas Sour/Midland, WTI - West Texas Intermediate/Cushing

As of March 31, 2016, the maximum term over which Energen has hedged exposures to the variability of cash flows is through December 31, 2017.

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

No transfers between fair value hierarchy levels occurred during the three months ended March 31, 2016.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Energen classifies the fair value of multiple derivative instruments executed under master netting arrangements as net derivative assets and liabilities. The following fair value hierarchy tables present information about Energen’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2016
(in thousands)	Level 2	Level 3	Total
Assets:
Derivative instruments	$21,585	$(2,775)	$18,810
Noncurrent derivative instruments	148	—	148
Total assets	21,733	(2,775)	18,958
Liabilities:
Derivative instruments	(89)	(5,379)	(5,468)
Noncurrent derivative instruments	(273)	—	(273)
Total liabilities	(362)	(5,379)	(5,741)
Net derivative asset (liability)	$21,371	$(8,154)	$13,217

	December 31, 2015
(in thousands)	Level 2	Level 3	Total
Assets:
Derivative instruments	$69,864	$(12,901)	$56,963
Liabilities:
Derivative instruments	2,699	(3,158)	(459)
Net derivative asset (liability)	$72,563	$(16,059)	$56,504

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
At March 31, 2016, Energen had interest rate swap agreements with a notional value of $50.0 million. The interest rate swaps exchange a variable interest rate for a fixed interest rate of 1.0425 percent. The fair value of our interest rate swaps was a $0.1 million and a $0.2 million liability at March 31, 2016 and December 31, 2015, respectively, and is classified as Level 2 fair value liabilities. The fair value of our interest rate swaps are recognized on a gross basis in accounts payable on the balance sheets.

Level 3 Fair Value Instruments: Energen prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its Level 3 instruments. We estimate that a 10 percent increase or decrease in commodity prices would result in an approximate $0.8 million change in the fair value of open Level 3 derivative contracts and to the results of operations.

The table below sets forth a summary of changes in the fair value of Energen’s Level 3 derivative commodity instruments as follows:

	Three months ended
	March 31,
(in thousands)	2016	2015
Balance at beginning of period	$(16,059)	$24,436
Realized gains (losses)	(5,518)	13,153
Unrealized gains (losses) relating to instruments held at the reporting date*	7,905	(22,023)
Settlements during period	5,518	(13,153)
Balance at end of period	$(8,154)	$2,413
*Includes $2.2 million in mark-to-market gains and $10.3 million in mark-to-market losses for the three months ended March 31, 2016 and 2015, respectively.

The table below sets forth quantitative information about Energen’s Level 3 fair value measurements of derivative commodity instruments as follows:

(in thousands, except price data)	Fair Value as of March 31, 2016	Valuation Technique*	Unobservable Input*	Range
Oil Basis - WTI/WTI
2016	$(8,153)	Discounted Cash Flow	Forward Basis	($0.20 - $0.43) Bbl
Oil Basis - WTS/WTI
2016	$(1,443)	Discounted Cash Flow	Forward Basis	($0.49 - $0.69) Bbl
Natural Gas Basis - Permian
2016	$1,442	Discounted Cash Flow	Forward Basis	($0.17 - $0.18) Mcf
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

Asset Impairments: We monitor our oil and natural gas properties as well as the market and business environments in which we operate and make assessments about events that could result in potential impairment. Such potential events may include, but are not limited to, commodity price declines, unanticipated increased operating costs, and lower than expected field production performance. If a material event occurs, Energen makes an estimate of undiscounted future cash flows to determine whether the asset is impaired. If the asset is impaired, we will record an impairment loss for the difference between the net book value of the properties and the fair value of the properties. The fair value of the properties typically is estimated using discounted cash flows and values derived from purchase and sale agreements and similar support as applicable. Cash flow and fair value estimates require Energen to make projections and assumptions for pricing, demand, competition, operating costs, legal and regulatory issues, discount rates and other factors for many years into the future.

These assumptions are classified as Level 3 fair value. See Note 13, Asset Impairment, for impairments recognized by Energen during the three months ended March 31, 2016 and 2015.
Financial Instruments not Carried at Fair Value
The stated value of cash and cash equivalents, short-term investments, accounts receivable (net of allowance), and short-term debt approximates fair value due to the short maturity of the instruments. The Company invested in certain short-term investments that qualify and were classified as cash and cash equivalents. Energen had allowance for doubtful accounts of $0.7 million at both March 31, 2016 and December 31, 2015, respectively. The fair value of Energen’s long-term debt, including the current portion, was approximately $481.2 million and $690.1 million and had a carrying value of $554.0 million and $776.5 million at March 31, 2016 and December 31, 2015, respectively. The fair values are based on market prices of similar debt issues having the same remaining maturities, redemption terms and credit rating. Short-term debt is classified as Level 1 fair value and long-term debt is classified as Level 2 fair value.

4. LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)	March 31, 2016	December 31, 2015
Credit facility	$—	$222,500
7.40% Medium-term Notes, Series A, due July 24, 2017	2,000	2,000
7.36% Medium-term Notes, Series A, due July 24, 2017	15,000	15,000
7.23% Medium-term Notes, Series A, due July 28, 2017	2,000	2,000
7.32% Medium-term Notes, Series A, due July 28, 2022	20,000	20,000
7.60% Medium-term Notes, Series A, due July 26, 2027	5,000	5,000
7.35% Medium-term Notes, Series A, due July 28, 2027	10,000	10,000
7.125% Medium-term Notes, Series B, due February 15, 2028	100,000	100,000
4.625% Notes, due September 1, 2021	400,000	400,000
Total	554,000	776,500
Less unamortized debt discount	407	413
Less unamortized debt issuance costs	2,446	2,537
Total	$551,147	$773,550

The aggregate maturities of Energen’s long-term debt outstanding at March 31, 2016 are as follows:

(in thousands)
Remaining 2016	2017	2018	2019	2020	2021 and thereafter
$—	$19,000	$—	$—	$—	$535,000

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

Credit Facility: On September 2, 2014, Energen entered into a five-year syndicated secured credit facility with domestic and foreign lenders. On April 13, 2016, the borrowing base and aggregate commitments were reduced to $1.05 billion in association with the semi-annual redetermination required under the agreement. Energen’s obligations under the syndicated credit facility are unconditionally guaranteed by Energen Resources. Subject to release of collateral in certain periods upon the achievement of certain investment grade ratings from designated ratings agencies, the credit facility is collateralized by certain assets of Energen, including a pledge of equity interests in subsidiaries of Energen other than Energen Resources, and by mortgages on substantially all of Energen Resources’ oil and natural gas properties. The current credit facility qualifies for classification as long-term debt on the consolidated balance sheets. The financial covenants of the credit facility require Energen to maintain a ratio of total debt to consolidated income before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and other non-cash income and expenses (EBITDAX) less than or equal to 4.0 to 1.0; to maintain a ratio of consolidated current assets (adjusted to include amounts available for borrowings and exclude non-cash derivative instruments) to consolidated current liabilities (adjusted to exclude maturities under the credit facility and non-cash derivative instruments) greater than or equal to 1.0 to 1.0; and, during certain periods, to maintain a ratio of the net present value of proved reserves of our oil and natural gas properties to consolidated total debt greater than or equal to 1.50 to 1.0. We are also bound by covenants which limit our ability to incur additional indebtedness, make certain distributions or alter our corporate structure. Energen may not pay dividends during an event of default if the payment would result in an event of default or if availability is less than 10 percent of the loan limit under the credit facility. Our credit facility also limits our ability to enter into commodity hedges based on projected production volumes. In addition, the terms of our credit facility limit the amount we can borrow to a borrowing base amount which is determined by our lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria including commodity price outlook. The borrowing base amount is subject to redetermination semi-annually and for event-driven unscheduled redeterminations. Our next scheduled redetermination is October 1, 2016.

Under the credit facility, a cross default provision provides that any debt default of more than $75 million by Energen or Energen Resources will constitute an event of default by Energen.

Upon an uncured event of default under the credit facility, all amounts owing under the credit facility, if any, depending on the nature of the event of default will automatically, or may upon notice by the administrative agent or the requisite lenders thereunder, become immediately due and payable and the lenders may terminate their commitments under the defaulted facility. Energen was in compliance with the terms of its credit facility as of March 31, 2016.

The following is a summary of information relating to Energen’s credit facility:

(in thousands)	March 31, 2016	December 31, 2015
Credit facility outstanding	$—	$222,500
Available for borrowings	1,400,000	1,177,500
Total borrowing commitments*	$1,400,000	$1,400,000
*Effective April 13, 2016, borrowing commitments were lowered to $1.05 billion.

(in thousands)	March 31, 2016	December 31, 2015
Maximum amount outstanding at any month-end	$214,500	$685,000
Average daily amount outstanding	$134,934	$358,929
Weighted average interest rates based on:
Average daily amount outstanding	1.72%	1.60%
Amount outstanding at period-end	—%	1.64%

Energen’s interest expense was $9.8 million and $11.8 million for the three months ended March 31, 2016 and 2015, respectively. Energen’s total interest expense for the three months ended March 31, 2016 and 2015 included debt issuance costs related to long-term debt, including our credit facility, of $0.8 million and $0.8 million, respectively. Energen had no capitalized interest for the three months ended March 31, 2016. Capitalized interest for the three months ended March 31, 2015 was not significant. At March 31, 2016, Energen paid commitment fees on the unused portion of the available credit facility at a current annual rate of 30 basis points.

5. RECONCILIATION OF EARNINGS PER SHARE (EPS)

	Three months ended			Three months ended
(in thousands, except per share amounts)	March 31, 2016			March 31, 2015
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Loss	Shares	Amount
Basic EPS	$(203,116)	86,632	$(2.34)	$(15,420)	72,830	$(0.21)
Effect of dilutive securities
Stock options		—			—
Non-vested restricted stock		—			—
Performance share awards		—			—
Diluted EPS	$(203,116)	86,632	$(2.34)	$(15,420)	72,830	$(0.21)
In periods of loss, shares that otherwise would have been included in diluted average common shares outstanding are excluded. The Company had 233,547 and 284,150 of excluded shares for the three months ended March 31, 2016 and 2015, respectively.

Energen had the following shares that were excluded from the computation of diluted EPS, as inclusion would be anti-dilutive:

	Three months ended March 31,
(in thousands)	2016	2015
Stock options	709	—
Performance share awards	114	—

6. EQUITY OFFERING

During the first quarter of 2016, Energen issued 18,170,000 additional shares of common stock through a public equity offering. We received net proceeds of approximately $381.1 million, after deducting offering expenses. Net proceeds from this offering were used to repay borrowings under our credit facility and for general corporate purposes.

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

Restricted Stock: Additionally, the Stock Incentive Plan provides for the grant of restricted stock and restricted stock units. In March 2016, Energen awarded 154,633 restricted stock units with a grant-date fair value of $26.77. These awards have a three year vesting period and were valued based on the quoted market price of Energen’s common stock at the date of grant.

Performance Share Awards: The Stock Incentive Plan also provides for the grant of performance share awards to eligible employees based on predetermined Company performance criteria at the end of an award period. The Stock Incentive Plan provides that payment of earned performance share awards be made in the form of Energen common stock. Performance share awards are valued using the Monte Carlo model which uses historical volatility and other variables to estimate the probability of satisfying the market condition of the award. Energen granted 136,191 performance share awards during the first quarter of 2016 with a three year vesting period and a grant-date fair value of $22.74.

Stock Repurchase Program
During the three months ended March 31, 2016 and 2015, Energen had non-cash purchases of approximately $2.4 million and $4.4 million, respectively, of Energen common stock in conjunction with tax withholdings on our non-qualified deferred compensation plan and other stock compensation. Energen utilized internally generated cash flows in payment of the related tax withholdings.

8. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for Energen’s defined benefit non-contributory pension plan and certain nonqualified supplemental pension plans were as follows:

	Three months ended March 31,
(in thousands)	2016	2015
Components of net periodic benefit cost:
Interest cost	$—	$204
Actuarial loss	—	184
Settlement charge	3,325	2,662
Net periodic expense	$3,325	$3,050

Energen’s non-qualified supplemental retirement plans were terminated effective December 31, 2014. Distributions under the plans were partially made in the first quarter of 2015 with the remainder of approximately $14.5 million paid in the first quarter of 2016. The Company expects to make no additional benefit payments with respect to the termination of the non-qualified supplemental retirement plans. In the first quarter of 2016 and 2015, Energen incurred a settlement charge of $3.3 million and $2.5 million, respectively, for the payment of lump sums from the non-qualified supplemental retirement plans. Also in the first quarter of 2015, Energen incurred settlement charges of $0.2 million for the payment of lump sums from the qualified defined benefit pension plans.

The components of net periodic postretirement benefit expense for Energen’s postretirement benefit plan were as follows:

	Three months ended March 31,
(in thousands)	2016	2015
Components of net periodic benefit cost:
Service cost	$23	$98
Interest cost	66	117
Expected long-term return on assets	(111)	(114)
Prior service cost amortization	(125)	—
Settlement charge	45	—
Curtailment gain	(816)	—
Net periodic (income) expense	$(918)	$101

There are no required contributions to the postretirement benefit plan during 2016. In the three months ended March 31, 2016, Energen incurred a curtailment gain of $0.8 million in connection with the reduction in workforce.

9. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Under various agreements for third-party gathering, treatment, transportation or other services, Energen is committed to deliver minimum production volumes or to pay certain costs in the event the minimum quantities are not delivered. These delivery commitments are approximately 5.3 million barrels of oil equivalent (MMBOE) through October 2020.

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

On November 4, 2015, Energen Resources filed a quiet title action against Endeavor Energy Resources. L.P. in the District Court of Howard County, Texas, to remove a cloud on the title to approximately 10,000 acres leased by Energen Resources in that county. Energen Resources believes the cloud on title arises from a prior, unreleased but partially terminated oil and gas lease covering the leased lands. Endeavor filed a counterclaim alleging Energen Resources tortiously interfered with a prospective contract seeking
$300 million in damages. On April 28, 2016, the trial judge ruled with respect to the acreage not held by production that Endeavor’s lease terminated prior to the date Energen Resources entered into its lease and additionally ruled that Endeavor’s claim for tortuous interference will be dismissed with prejudice.

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

Energen Resources appealed the Order in 2011 and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order and Energen Resources appealed the Revised Order. In the Revised Order, ONRR ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. At ONRR’s request the Revised Order was also remanded in August 2015. On April 15, 2016 ONRR issued its Second Revised Order. The Second Revised Order directs Energen Resources to pay additional royalties of $189,000, replacing the previous demand of $129,700. Energen had previously estimated that application of the ONRR position to all of the Company’s federal leases would result in ONRR claims up to approximately $24 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen plans to appeal and vigorously contest the Second Revised Order, the predecessor orders and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of March 31, 2016.

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

The following table sets forth capitalized exploratory well costs and includes additions pending determination of proved reserves, reclassifications to proved reserves and costs charged to expense:

	Three months ended March 31,
(in thousands)	2016	2015
Capitalized exploratory well costs at beginning of period	$103,588	$119,439
Additions pending determination of proved reserves	83,446	230,061
Reclassifications due to determination of proved reserves	(81,443)	(234,291)
Capitalized exploratory well costs at end of period	$105,591	$115,209

The following table sets forth capitalized exploratory well costs:

(in thousands)	March 31, 2016	December 31, 2015
Exploratory wells in progress (drilling rig not released)	$2,164	$1,760
Capitalized exploratory well costs capitalized for a period of one year or less	99,768	101,828
Capitalized exploratory well cost for a period greater than one year	3,659	—
Total capitalized exploratory well costs	$105,591	$103,588

At March 31, 2016, Energen had 33 gross exploratory wells either drilling or waiting on results from completion and testing in the Permian Basin. As of March 31, 2016, the Company had one gross well capitalized greater than a year. This well is scheduled for completion during 2017. No wells were capitalized for a period greater than one year as of December 31, 2015.

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

The following table reflects the components of the change in Energen’s ARO balance:

(in thousands)
Balance as of December 31, 2015	$89,990
Liabilities incurred	40
Liabilities settled	(249)
Accretion expense	1,757
Reclassification associated with held for sale properties*	(1,315)
Balance as of March 31, 2016	$90,223
*Adjustment to the reclassification of the asset retirement obligation associated with certain properties included as liabilities related to assets held for sale in current liabilities on the balance sheet at March 31, 2016.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides changes in the components of accumulated other comprehensive income (loss), net of the related income tax effects.

(in thousands)
Balance as of December 31, 2015	$263
Other comprehensive income (loss) before reclassifications	(9)
Amounts reclassified from accumulated other comprehensive income (loss)	1,812
Change in accumulated other comprehensive income (loss)	1,803
Balance as of March 31, 2016	$2,066

The following table provides details of the reclassifications out of accumulated other comprehensive income (loss).

	Three months ended
	March 31,
	2016	2015
(in thousands)	Amounts Reclassified		Line Item Where Presented
Pension and postretirement plans:
Prior service cost	$125	$—	General and administrative
Actuarial losses	(3,058)	(2,847)	General and administrative
Total pension and postretirement plans	(2,933)	(2,847)
Income tax expense	1,121	996
Net of tax	(1,812)	(1,851)
Total reclassifications for the period	$(1,812)	$(1,851)

13. ASSET IMPAIRMENT

Impairments recognized by Energen are presented below:

	Three months ended March 31,
(in thousands)	2016	2015
Permian Basin oil properties
Central Basin Platform	$187,043	$—
Delaware Basin	21,288	4,330
San Juan Basin properties	7,519	—
Permian Basin unproved leasehold properties	4,135	2,005
San Juan Basin unproved leasehold properties	40	248
Total asset impairments	$220,025	$6,583

Non-cash impairment writedowns are reflected in asset impairment on the consolidated income statement.

Permian Basin: During the first quarter of 2016, Energen recognized non-cash impairment writedowns in the Permian Basin of $208.3 million to adjust the carrying amount of these properties to their fair value. We estimate future discounted cash flows in determining fair value using commodity assumptions, which are based on the commodity price curve for five years and then escalated at 3 percent through our assumed price cap. Our commodity price assumptions declined over the first quarter by approximately 5 percent for oil and 4 percent for natural gas in comparable periods. During the first quarter of 2015, Energen recognized a non-cash impairment writedown of $4.3 million.

In the first quarter of 2016, Energen recognized unproved leasehold writedowns of $4.1 million primarily on Permian Basin oil properties in the Delaware Basin and the Central Basin Platform. Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties in the Central Basin Platform of $2.0 million during the first quarter of 2015.

San Juan Basin: During the first quarter of 2016, Energen recognized non-cash impairment writedowns on held for sale properties in the San Juan Basin of $7.5 million to adjust the carrying amount of these properties to their fair value.

During the first quarter of 2016, Energen recognized an insignificant amount of unproved leasehold writedowns on San Juan Basin properties. Energen recognized unproved leasehold writedowns on San Juan Basin properties of $0.2 million during the first quarter of 2015.

14. ACQUISITION AND DISPOSITION OF PROPERTIES

The following table details held for sale properties by major classes of assets and liabilities. These property sales do not qualify for discontinued operations:

(in thousands)			March 31, 2016
	Permian Basin	San Juan Basin	Total
Oil and natural gas properties	$260,253	$311,282	$571,535
Less accumulated depreciation, depletion and amortization	(166,254)	(222,047)	(388,301)
Total assets held for sale	93,999	89,235	183,234
Other long-term liabilities	(1,086)	(13,016)	(14,102)
Total liabilities held for sale	(1,086)	(13,016)	(14,102)
Total net assets held for sale	$92,913	$76,219	$169,132

(in thousands)	December 31, 2015
San Juan Basin
Inventories	$3,651
Oil and natural gas properties	305,386
Less accumulated depreciation, depletion and amortization	(219,059)
Other property and equipment, net	3,761
Total assets held for sale	93,739
Other long-term liabilities	(12,789)
Total liabilities held for sale	(12,789)
Total net assets held for sale	$80,950

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

Energen completed an estimated $7.6 million in various purchases of unproved leasehold largely in the Permian Basin during the first quarter of 2016. During 2015, Energen completed an estimated total of $85.7 million in various purchases of unproved leasehold largely in the Permian Basin.

15. RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which makes a number of changes meant to simplify and improve accounting for share-based payments. The amendment is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Energen does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This update increases transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendment is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Energen does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment is effective for fiscal years beginning on or after December 15, 2015, and interim periods within those fiscal years. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This update clarifies the guidance regarding line-of-credit arrangements with regards to the ASU No. 2015-03. ASU 2015-15 allows entities to defer and present debt issue costs as an asset and subsequently amortize the deferred debt issue costs ratably over the term of the line-of-credit arrangement. The adoption of ASU No. 2015-03 did not have a material impact on the consolidated financial statements of Energen. The additional disclosures are included in Note 4, Long-Term Debt.

In August 2014, the FASB issued ASU No, 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update codifies management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for interim and annual periods ending after December 15, 2016 and early adoption is permitted. The amendments in this ASU will not impact the Company's financial position or results of operations. The new guidance will require a formal assessment of going concern by management based on criteria prescribed in the new guidance. The Company is reviewing its policies and processes to ensure compliance with this new guidance.

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

FINANCIAL AND OPERATING PERFORMANCE

Overview of First Quarter 2016 Results and Activities
During the first quarter of 2016 as compared to the same period in the prior year, we:

•	expanded development and exploratory activities in the Permian Basin increasing production by 563 thousand barrels of oil equivalent (MBOE);

•	experienced a significant decline in commodity prices and

•	issued 18,170,000 additional shares of common stock through a public equity offering receiving net proceeds of approximately $381.1 million.

Quarter ended March 31, 2016 vs. quarter ended March 31, 2015
Energen had a net loss of $203.1 million ($2.34 per diluted share) for the three months ended March 31, 2016 as compared with a net loss of $15.4 million ($0.21 per diluted share) for the same period in the prior year. This change in net loss was primarily the result of:

•
non-cash impairments on certain Permian Basin oil properties primarily in the Central Basin Platform (approximately $120.3 million after-tax) and the Delaware Basin (approximately $13.7 million after-tax);

•	loss on closed derivatives (approximately $56.3 million after-tax);

•	lower realized oil, natural gas liquids and natural gas commodity prices (approximately $36.8 million after-tax);

•	gain in 2015 on sale of the majority of our natural gas assets in the San Juan Basin (approximately $17.3 million after-tax);

•	decreased natural gas production volumes (approximately $9.8 million after-tax);

•	non-cash impairments on certain held for sale properties in the San Juan Basin (approximately $4.8 million after-tax) and

•	unproved leasehold writedowns primarily on Permian Basin properties in the Delaware Basin and Central Basin Platform(approximately $2.7 million after-tax);

partially offset by:

•
year-over-year after-tax $38.2 million gain on open derivatives (resulting from an after-tax $0.2 million non-cash loss on open derivatives for the first quarter of 2016 and an after-tax $38.4 million non-cash loss on open derivatives for the first quarter of 2015);

•	decreased oil, natural gas liquids and natural gas production expense (approximately $12.8 million after-tax);

•	decreased depreciation, depletion and amortization (DD&A) expense (approximately $9.6 million after-tax);

•	lower production and ad valorem taxes (approximately $5.1 million after-tax);

•	increased oil and natural gas liquids production volumes (approximately $5 million after-tax);

•	a non-cash impairment in 2015 on certain oil properties in the Permian Basin (approximately $2.8 million after-tax) and

•	decreased general and administrative (G&A) expense (approximately $1.6 million after-tax).

2016 Outlook
2016 Capital Estimate: Energen plans to continue investing in oil and natural gas production operations. In the 2016 year-to-date, Energen has incurred approximately $120 million on its oil and natural gas capital program and expects the total for 2016 to range from $350 million to $400 million, primarily all of which is for existing properties and exploration. Capital spending is required to offset declines in production and proved oil and natural gas reserves. Future success in maintaining and growing reserves and production is highly dependent on the results of our drilling program and our ability to add reserves economically during a challenging market for crude oil and natural gas.

Capital expenditures in the Permian Basin by area during 2016 are planned as follows:

(in thousands)	2016
Midland Basin	$ 250-300
Delaware Basin	80
Other	3
Net Carry-in/Carry Out/Miscellaneous	17
Total	$ 350-400

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

Results of Operations
The following table summarizes information regarding our production and operating data.

	Three months ended
	March 31,
(in thousands, except sales price and per unit data)	2016	2015
Operating and production data
Oil, natural gas liquids and natural gas sales
Oil	$102,157	$142,028
Natural gas liquids	8,589	10,834
Natural gas	12,018	34,960
Total	$122,764	$187,822
Open non-cash mark-to-market gains (losses) on derivative instruments
Oil	$(1,699)	$(51,769)
Natural gas liquids	—	—
Natural gas	1,442	(7,882)
Total	$(257)	$(59,651)
Closed gains (losses) on derivative instruments
Oil	$5,094	$77,483
Natural gas liquids	—	—
Natural gas	618	16,204
Total	$5,712	$93,687
Total revenues	$128,219	$221,858
Production volumes
Oil (MBbl)	3,386	3,235
Natural gas liquids (MMgal)	40.0	36.2
Natural gas (MMcf)	7,446	13,278
Total production volumes (MBOE)	5,580	6,309
Average daily production volumes
Oil (MBbl/d)	37.2	35.9
Natural gas liquids (MMgal/d)	0.4	0.4
Natural gas (MMcf/d)	81.8	147.5
Total average daily production volumes (MBOE/d)	61.3	70.1
Average realized prices excluding effects of open non-cash mark-to-market derivative instruments
Oil (per barrel)	$31.67	$67.86
Natural gas liquids (per gallon)	$0.21	$0.30
Natural gas (per Mcf)	$1.70	$3.85
Average realized prices excluding effects of all derivatives instruments
Oil (per barrel)	$30.17	$43.90
Natural gas liquids (per gallon)	$0.21	$0.30
Natural gas (per Mcf)	$1.61	$2.63
Costs per BOE
Oil, natural gas liquids and natural gas production expenses	$8.56	$10.74
Production and ad valorem taxes	$2.00	$3.02
Depreciation, depletion and amortization	$21.39	$21.30
Exploration expense	$0.04	$0.12
General and administrative	$5.29	$5.08
Net capital expenditures	$119,896	$375,827

Revenues: Our revenues fluctuate primarily as a result of realized commodity prices, production volumes and the value of our derivative contracts. Our revenues are predominantly derived from the sale of oil, natural gas liquids and natural gas.
In the first quarter of 2016, commodity sales decreased $65.1 million or 34.6 percent from the same period of 2015. Particular factors impacting commodity sales include the following:

•
Oil volumes in the first quarter increased 4.7 percent to 3,386 thousand barrels (MBbl) as new well performance in the horizontal Wolfcamp in the Midland and Delaware basins more than offset declines in the Wolfberry in the Midland Basin, 3rd Bone Spring in the Delaware Basin and the Central Basin Platform.

•	Average realized oil prices fell 31.3 percent to $30.17 per barrel during the three months ended March 31, 2016.

•	Natural gas liquids production for the current quarter increased 10.5 percent to 40.0 million gallons (MMgal) due to new well production from horizontal wells in the Midland Basin.

•	Average realized natural gas liquids prices decreased 30 percent to an average price of $0.21 per gallon during the first quarter of 2016.

•	Natural gas production decreased 43.9 percent to 7.4 billion cubic feet (Bcf) in the first quarter due to the prior year sale of natural gas assets in the San Juan Basin.

•	Average realized natural gas prices declined 38.8 percent to $1.61 per thousand cubic feet (Mcf) during the three months ended March 31, 2016.

Realized prices exclude the effects of derivative instruments.

Gains on derivative instruments were $5.5 million in the first quarter of 2016 compared to gains of $34.0 million in the same period of 2015. Our earnings are significantly affected by the changes of our derivative instruments. Increases or decreases in the expected commodity price outlook generally result in the opposite effect on the fair value of our derivatives. However, these gains and losses are generally expected to be offset by the unhedged price on the related commodities.
Oil, natural gas liquids and natural gas production expense: The following table provides the components of our oil, natural gas liquids and natural gas production expenses:

	Three months ended
	March 31,
(in thousands, except per unit data)	2016	2015
Lease operating expenses	$32,394	$39,441
Workover and repair costs	11,724	19,251
Marketing and transportation	3,609	9,062
Total oil, natural gas liquids and natural gas production expense	$47,727	$67,754
Oil, natural gas liquids and natural gas production expense per BOE	$8.56	$10.74

Energen had oil, natural gas liquids and natural gas production expense of $47.7 million during the three months ended March 31, 2016, as compared to $67.8 million during the same period in 2015. Lease operating expense may be positively or negatively impacted by property acquisitions and dispositions and also generally reflects year-over-year increases in the number of active wells resulting from Energen’s ongoing development and exploratory activities. Overall lease operating expense was positively impacted in the current quarter by the prior year sale of certain San Juan Basin natural gas assets.

•
Lease operating expense decreased $7 million for the quarter largely due to decreased water disposal costs (approximately $2.4 million), lower labor costs (approximately $2.2 million), lower other operations and maintenance expense (approximately $2.1 million), decreased electrical costs (approximately $0.9 million), decreased non-operated costs (approximately $0.8 million) and decreased gathering costs (approximately $0.4 million) partially offset by higher equipment rental costs (approximately $1.5 million) and increased chemical and treatment costs (approximately $0.7 million). On a per unit basis, the average lease operating expense for the current quarter was $5.81 per barrel of oil equivalent (BOE) as compared to $6.24 per BOE in the same period a year ago.

Workover and repair costs decreased approximately $7.5 million in the three months ended March 31, 2016 primarily due to lower incidence of well failures and reduced costs of services and materials.

In the three months ended March 31, 2016, marketing and transportation costs decreased $5.5 million primarily due to lower natural gas volumes as a result of the prior year sale of certain San Juan Basin natural gas assets.

Production and ad valorem taxes: Production and ad valorem taxes were $11.2 million ($2.00 per BOE) during the three months ended March 31, 2016 as compared to $19.1 million ($3.02 per BOE) during the same period in 2015. In the current quarter, production-related taxes were $3.7 million lower as decreased commodity market prices and lower net production volumes contributed approximately $2.5 million and approximately $1.2 million, respectively, to the decrease in production taxes. Commodity market prices exclude the effects of derivative instruments for purposes of determining production taxes. Decreased ad valorem taxes of $4.2 million in the quarter were largely driven by the factor adjusted price impact on our Texas oil and natural gas properties.

Depreciation, depletion and amortization: Energen’s DD&A expense for the quarter fell $15 million. The average depletion rate for the current quarter was $21.39 per BOE as compared to $21.30 per BOE in the same period a year ago. Lower net production volumes reduced DD&A expense approximately $15.3 million for the quarter and was slightly offset by an increase in the current quarter per unit depletion rate of approximately $0.5 million.

Asset impairment: Non-cash impairment writedowns are reflected in asset impairment on the consolidated income statements.

Permian Basin: During the first quarter of 2016, Energen recognized non-cash impairment writedowns in the Permian Basin of $208.3 million to adjust the carrying amount of these properties to their fair value. We estimate future discounted cash flows in determining fair value using commodity assumptions, which are based on the commodity price curve for five years and then escalated at 3 percent through our assumed price cap. Our commodity price assumptions declined over the first quarter by approximately 5 percent for oil and 4 percent for natural gas in comparable periods. During the first quarter of 2015, Energen recognized a non-cash impairment writedown of $4.3 million.

In the first quarter of 2016, Energen recognized unproved leasehold writedowns of $4.1 million primarily on Permian Basin oil properties in the Delaware Basin and the Central Basin Platform. Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties in the Central Basin Platform of $2.0 million during the first quarter of 2015.

San Juan Basin: During the first quarter of 2016, Energen recognized non-cash impairment writedowns on held for sale properties in the San Juan Basin of $7.5 million to adjust the carrying amount of these properties to their fair value.

During the first quarter of 2016, Energen recognized an insignificant amount of unproved leasehold writedowns on San Juan Basin properties. Energen recognized unproved leasehold writedowns on San Juan Basin properties of $0.2 million during the first quarter of 2015.

Exploration: The following table provides a detail of our exploration expense:

	Three months ended
	March 31,
(in thousands, except per unit data)	2016	2015
Geological and geophysical	$24	$478
Dry hole costs	16	24
Delay rentals and other	202	261
Total exploration expense	$242	$763
Total exploration expense per BOE	$0.04	$0.12

Exploration expense decreased $0.5 million in the first quarter of 2016 primarily due to lower seismic costs.

General and administrative: The following table provides details of our G&A expense:

	Three months ended
	March 31,
(in thousands, except per unit data)	2016	2015
General and administrative	$4,665	$7,187
Benefit and performance-based compensation costs	7,067	12,225
Labor costs	17,793	12,643
Total general and administrative expense	$29,525	$32,055
Total general and administrative expense per BOE	$5.29	$5.08

Total G&A expense decreased $2.5 million for the three months ended March 31, 2016 largely due to decreased costs from Energen’s benefit and performance-based compensation plans, decreased legal expenses, lower professional services and other partially offset by charges associated with the workforce reduction of $4.0 million. Included in costs from the benefit and performance-based compensation plans were pension costs of $3.3 million (all of which was settlement expense) for the three months ended March 31, 2016 as compared to $3.1 million (including settlement expense of $2.7) during the same period in 2015.

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

Interest expense: Interest expense decreased $1.9 million in the first quarter of 2016 for the three months ended March 31, 2016. Lower interest in the quarter was primarily due to decreased borrowings under our syndicated credit facility.

Income tax expense (benefit): Income tax benefit increased $99.7 million for the three months ended March 30, 2016, as compared to the same period in the prior year, largely due to lower pre-tax income.

FINANCIAL POSITION AND LIQUIDITY

Cash Flow
The key drivers impacting our cash flow from operations are our oil, natural gas liquids and natural gas production volumes and realized commodity market prices, net of the effects of settlements on our derivative commodity instruments. We rely on our cash flows from operations and proceeds from an equity offering in the first quarter of 2016, supplemented by borrowings under our syndicated credit facility to fund our capital spending plans and working capital requirements. We also used the pre-tax proceeds from the prior year sale of certain San Juan Basin properties.

Net cash provided by operating activities: Net cash provided by operating activities for the three months ended March 31, 2016 was $21.3 million as compared to $143.0 million for the same period of 2015. Net income in 2016 was impacted by non-cash charges, including depreciation, asset impairment charges, deferred income taxes and the change in derivative fair value. Energen’s working capital was influenced by commodity prices, the timing of payments and recoveries and included pension contributions associated with our non-qualified supplemental retirement plans of $14.5 million in the current period.

Net cash used in investing activities: Net cash used in investing activities for the three months ended March 31, 2016 was $145.0 million as compared to $342.3 million for the same period of 2015. Energen incurred on a cash basis $145 million in capital expenditures including $116 million largely related to the development of oil and natural gas properties, $21 million for payment of accrued capital costs and $8 million primarily related to unproved leasehold acquisitions.

Net cash provided by financing activities: Net cash provided by financing activities for the three months ended March 31, 2016 was $158.3 million as compared to $199.0 million for the same period of 2015. Net cash provided by financing activities in the year-

to-date 2016 was primarily due to the issuance of 18,170,000 shares of common stock largely offset by the repayment of credit facility borrowings.

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

We engage in derivative risk management activities in order to reduce the risk associated with commodity price fluctuations. Commodity hedges in place for 2016 will help mitigate some of the commodity price volatility and recent declines; however, we currently have fewer hedges in place for 2016 and at lower price levels than in 2015 and may not be able to execute new hedges at acceptable volumes or price levels. Unless commodity prices increase during 2016, we expect that the net prices we will receive for our 2016 production will decline relative to 2015. See Item 3. Quantitative and Qualitative Disclosures about Market Risk, for a full detail of our hedged volumes.

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

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net gain position with six of our active counterparties and in a net loss position with the remaining four at March 31, 2016. Energen has policies in place to limit hedging to not more than 80 percent of our estimated annual production; however, Energen’s credit facility contains a covenant which operates to limit hedging at a lower threshold in certain circumstances.

See Note 3, Fair Value Measurements, in the Condensed Notes to Unaudited Consolidated Financial Statements for information regarding our policies on fair value measurement.

Liquidity
At March 31, 2016, we had $35.8 million of cash on hand and $1.4 billion of committed financing available under our syndicated credit facility. On September 2, 2014, Energen entered into a five-year syndicated secured credit facility with domestic and foreign lenders. On April 13, 2016, our committed financing available under our credit facility was reduced to $1.05 billion in conjunction with our scheduled semi-annual redetermination. To finance our operations, working capital and capital spending, we expect to use internally generated cash flow from operations supplemented by our existing five-year syndicated credit facility.

During the first quarter of 2016, Energen issued 18,170,000 additional shares of common stock and received net proceeds of approximately $381.1 million, after deducting offering expenses. Energen may also issue long-term debt and additional equity periodically to replace short-term obligations, enhance liquidity and provide for permanent financing. Access to capital is an integral part of Energen’s business plan. As of March 31, 2016, the Company has $554.0 million outstanding under long term note agreements and no outstanding amounts under its revolving credit facility. While we expect to have ongoing access to our credit facility and capital markets, continued access could be adversely affected by current and future economic and business conditions and possible credit rating downgrades. To the extent current market conditions continue for a prolonged period or worsen, we may be forced to reduce or delay capital and operational expenditures, divest assets, seek additional debt or equity financing, or refinance all or a portion of our debt.

Our debt facilities are subject to certain financial and non-financial covenants as discussed in Note 4, Long Term Debt, in the Condensed Notes to Unaudited Consolidated Financial Statements. The financial covenants of the credit facility require Energen to maintain a ratio of total debt to consolidated income before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and other noncash income and expenses (EBITDAX) less than or equal to 4.0 to 1.0. As of March 31, 2016, we were in compliance with our covenants and expect to maintain compliance during the remainder of 2016. However, factors including those outside of our control may prevent us from maintaining compliance with the financial and non-financial covenants, including our total debt to EBITDAX covenant, at future measurement dates in 2016 and beyond. Such factors may include commodity price declines, lack of liquidity in property and capital markets and our continuing ability to execute on our business plan. The borrowing base on our credit facility is scheduled to be redetermined in October 2016. In the event that we are unable to remain in compliance with our financial and non-financial covenants, we would seek covenant relief at a scheduled redetermination date or at an interim date, as appropriate, during 2016. However, no assurances can be given with respect to such relief. If any such covenant violations are not waived by the lenders such violation would result in an event of default that could trigger acceleration of payment of the amounts outstanding under credit facilities and long term note agreements, which is an aggregate balance outstanding of $554.0 million at March 31, 2016. Additionally, the lenders could refuse to make additional loans under the credit facility, take possession of any collateral, and exercise other remedies or rights that may be available to them, all of which could have a material adverse effect on the business and financial condition of the Company.

Energen’s obligations under the syndicated credit facility are unconditionally guaranteed by Energen Resources. The financial covenants of the credit facility require Energen to maintain a ratio of total debt to consolidated income before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and other non-cash income and expenses (EBITDAX) less than or equal to 4.0 to 1.0; to maintain a ratio of consolidated current assets (adjusted to include amounts available for borrowings and exclude non-cash derivative instruments) to consolidated current liabilities (adjusted to exclude maturities under the credit facility and non-cash derivative instruments) greater than or equal to 1.0 to 1.0; and, during certain periods, to maintain a ratio of the net present value of proved reserves of our oil and natural gas properties to consolidated total debt greater than or equal to 1.50 to 1.0. We are also bound by covenants which limit our ability to incur additional indebtedness, make certain distributions or alter our corporate structure. Energen may not pay dividends during an event of default, if the payment would result in an event of default or if availability is less than 10 percent of the loan limit under the credit facility. Our credit facility also limits our ability to enter into commodity hedges based on projected production volumes. In addition, the terms of our credit facility limit the amount we can borrow to a borrowing base amount which is determined by our lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria including commodity price outlook. The borrowing base amount is subject to redetermination semi-annually and for event-driven unscheduled redeterminations. Given the lower price environment since our prior redetermination, we would expect a reduction in our borrowing basis at the next scheduled redetermination. Our next scheduled redetermination is October 1, 2016.

At March 31, 2016, Energen reported unadjusted working capital of $115.4 million arising from current assets of $333.2 million exceeding current liabilities of $217.9 million. Working capital at Energen is influenced by the fair value of derivative financial instruments associated with future production and assets held for sale. Energen has $18.8 million in current assets and $5.5 million in current liabilities associated with its derivative instruments at March 31, 2016. At March 31, 2016, Energen has $183.2 million in current assets and $14.1 million in current liabilities associated with assets held for sale.

Workforce Reduction
On January 22, 2016 and March 18, 2016, we reduced our workforce as part of an overall plan to reduce costs and better align our workforce with the needs of our business in light of current oil and natural gas commodity prices. In connection with the reductions, we incurred charges of approximately $3.2 million and $0.8 million, respectively, in the first quarter of 2016 for one-time termination benefits which is included in general and administrative expense on the consolidated income statement.

Equity Offering and Shares Issued
During the first quarter of 2016, Energen issued 18,170,000 additional shares of common stock through a public equity offering. We received net proceeds of approximately $381.1 million, after deducting offering expenses. During the second quarter of 2015, Energen issued 5,700,000 additional shares of common stock through a public equity offering. We received net proceeds of approximately $398.6 million, after deducting offering expenses. Net proceeds from these offerings were used to repay borrowings under our credit facility and for general corporate purposes.

The following table provides a detail of shares issued by Energen:

(in thousands)	March 31, 2016	December 31, 2015
Shares outstanding	97,066	78,795
Treasury stock*	3,061	2,976
Shares issued	100,127	81,771
*Excludes 62,309 shares and 50,800 shares held in the 1997 Deferred Compensation Plan at March 31, 2016 and December 31, 2015, respectively.

Employee Benefit Plans
Energen’s non-qualified supplemental retirement plans were terminated effective December 31, 2014. Distributions under the plans were partially made in the first quarter of 2015 with the remainder paid in the first quarter of 2016.

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

Contractual Cash Obligations
In the course of ordinary business activities, Energen enters into a variety of contractual cash obligations and other commitments. There have been no material changes to the contractual cash obligations of the Company since December 31, 2015.

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

Energen Resources appealed the Order in 2011 and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order and Energen Resources appealed the Revised Order. In the Revised Order, ONRR ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. At ONRR’s request the Revised Order was also remanded in August 2015. On April 15, 2016 ONRR issued its Second Revised Order. The Second Revised Order directs Energen Resources to pay additional royalties of $189,000, replacing the previous demand of $129,700. Energen had previously estimated that application of the ONRR position to all of the Company’s federal leases would result in ONRR claims up to approximately $24 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen plans to appeal and vigorously contest the Second Revised Order, the predecessor orders and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of March 31, 2016.

Critical Accounting Policies and Estimates
We consider accounting policies related to our accounting for oil and natural gas producing activities and related proved reserves, asset impairments, derivatives, employee benefit plans and asset retirement obligations as critical accounting policies. These policies are summarized in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2015. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used.

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

Certain impairments were recognized during the quarter as discussed under Asset Impairments in our Results of Operations. We estimate a further decline in our price assumptions by 10 percent (assuming all other assumptions are held constant) would result in approximately $10 million of incremental expense for properties impaired at March 31, 2016. Additionally, we would recognize approximately $16 million on properties not previously impaired due to assumed price declines. Other assumptions such as operating costs, transportation costs, well and reservoir performance, severance and ad valorem taxes, operating and development plans may also change given an assumed 10 percent commodity price decline. However, we are unable to estimate their correlation to the price change and these other assumptions may worsen or partially mitigate some of the estimated impairment.

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

The future success and continued viability of our business, like any venture, is subject to many recognized and unrecognized risks and uncertainties. Such risks and uncertainties could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management. The following list identifies certain factors that could cause actual results to differ materially from expectations. The list should not be viewed as complete or comprehensive, as the factors below are not the only risks facing Energen. Energen could also be affected by other risks and uncertainties in addition to those described herein. If any of our assumptions related to the factors identified below were to be proven incorrect, our business, financial condition or results of operations could be materially adversely affected; and such events could impair our ability to implement business plans or complete development activities as scheduled. Further, the trading price of our shares could decline; and shareholders could lose part or all of their investment. In addition, such risks may prevent us from complying with our financial and non-financial covenants and may result in a default under our credit facility or other long-term debt.

•	the market prices of oil, natural gas liquids and natural gas;

•	our derivative risk management/hedging arrangements;

•	production and reserve levels;

•	valuation of our proved reserves;

•	drilling risks;

•	our market concentration in the Permian Basin of west Texas;

•	economic and competitive conditions;

•	the availability of capital resources;

•	supply and demand for oil, natural gas liquids and natural gas;

•	occurrence of property acquisitions or divestitures;

•	changes to federal, state and local laws and regulations;

•	regulatory initiatives related to hydraulic fracturing and water usage;

•	impairment of our proved and unproved oil and natural gas properties;

•	counterparty credit-worthiness;

•	inflation rates;

•	the availability of goods and serves;

•	security threats, including cybersecurity issues;

•	the securities or capital markets and related risks such as general credit, liquidity, market and interest-rate risks; and

•
the other factors, risks and uncertainties that are disclosed (i) under Part 1, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015; (ii) in our news releases; (iii) under Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, and Item 3. Quantitative and Qualitative

Disclosures about Market Risk in this Quarterly Report on Form 10-Q; (iv) under Part 2, Item 1A. Risk Factors in our Quarterly Reports on Form 10-Q; and (v) in other filings we make with the Securities and Exchange Commission.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2015, and the information contained herein should be read in conjunction with the related disclosures in our Annual Report on Form 10-K for the year ended December 31, 2015.

We are exposed to various market risks including commodity price risk, counterparty credit risk and interest rate risk. We seek to manage these risks through our risk management program which often includes the use of derivative instruments. We do not enter into derivative or other financial instruments for speculative or trading purposes.

Commodity price risk: Energen’s major market risk exposure is in the pricing applicable to its oil and natural gas production. Historically, prices received for oil, natural gas liquids and natural gas production have been volatile due to seasonal weather patterns, world and national supply-and-demand factors and general economic conditions. Crude oil prices also are affected by quality differentials, by worldwide political developments and by actions of the Organization of the Petroleum Exporting Countries. Basis differentials, like the underlying commodity prices, can be volatile because of regional supply-and-demand factors, including seasonal factors and the availability and price of transportation to consuming areas. As impacted by such commodity price volatility during the first quarter of 2016, our average realized oil prices fell 31.3 percent to $30.17 per barrel, average realized natural gas liquids prices decreased 30 percent to an average price of $0.21 per gallon and average realized natural gas prices decreased 38.8 percent to $1.61 per Mcf.

We periodically enter into derivative commodity instruments to hedge our exposure to price fluctuations on oil, natural gas liquids and natural gas production. Such instruments may include over-the-counter swaps and basis swaps typically executed with investment and commercial banks and energy-trading firms.

As of March 31, 2016, Energen had entered into the following transactions for the remainder of 2016 and subsequent years:

Production Period	Total Hedged Volumes		Average Contract Price	Description	Fair Value (in thousands)
Oil
2016	5,495 MBbl		$44.78 Bbl	NYMEX Swaps	$17,101
2016	1,230 MBbl		$44.41 Bbl	NYMEX Swaps	*
2017	1,080 MBbl		$45.05 Bbl	NYMEX Swaps	181
2017	1,440 MBbl		$47.36 Bbl	NYMEX Swaps	*
Oil Basis Differential
2016	5,643	MBbl	$(1.92) Bbl	WTI/WTI Basis Swaps	(8,046)
2016	1,572	MBbl	$(1.64) Bbl	WTS/WTI Basis Swaps	(1,430)
Natural Gas
2016	5.4	Bcf	$2.30 Mcf	Basin Specific Swaps - Permian	987
2017	10.8	Bcf	$2.82 Mcf	Basin Specific Swaps - Permian	*
Derivative contracts (closed but not cash settled)					4,424
Total					$13,217
WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing
WTS - West Texas Sour/Midland, WTI - West Texas Intermediate/Cushing
*Contracts entered into subsequent to March 31, 2016

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

Interest rate risk: Our interest rate exposure as of March 31, 2016 primarily relates to our syndicated credit facility with variable interest rates. There was no outstanding credit facility balance as of March 31, 2016. All long-term debt obligations, other than our credit facility, were at fixed rates at March 31, 2016. At March 31, 2016, we had interest rate swap agreements with a notional value of $50.0 million. The interest rate swaps exchange a variable interest rate for a fixed interest rate of 1.0425 percent. The fair value of our interest rate swaps was a $0.1 million liability at March 31, 2016.

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

ITEM 1A. RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans**
January 1, 2016 - January 31, 2016	18,048	*	$28.28	—	3,373,161
February 1, 2016 - February 29, 2016	66,307	*	28.57	—	3,373,161
March 1, 2016 - March 31, 2016	545	*	26.39	—	3,373,161
Total	84,900		$28.49	—	3,373,161
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

ITEM 6. EXHIBITS

10	-	Energen Corporation Annual Incentive Compensation Plan as amended effective January 1, 2016
31(a)	-	Section 302 Energen Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31(b)	-	Section 302 Energen Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32	-	Section 906 Energen Corporation Certification pursuant to 18 U.S.C. Section 1350
101	-	The financial statements and notes thereto from Energen Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 are formatted in XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

ENERGEN CORPORATION

May 9, 2016	By	/s/ J. T. McManus, II
J. T. McManus, II Chairman, Chief Executive Officer and President of Energen Corporation

May 9, 2016	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr. Vice President, Chief Financial Officer and Treasurer of Energen Corporation

May 9, 2016	By	/s/ Russell E. Lynch, Jr.
Russell E. Lynch, Jr. Vice President and Controller of Energen Corporation