Form 10-Q
period 2016-06-30
ENERGEN CORP
filed 2016-08-08
CIK 277595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _______________

Commission file number 1-7810
Energen Corporation
(Exact name of registrant as specified in its charter)

Alabama	63-0757759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

605 Richard Arrington Jr. Boulevard North, Birmingham, Alabama 35203-2707	35203-2707
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code
(205) 326-2700

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding
12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Number of shares outstanding of each of the registrant’s classes of common stock as of August 1, 2016.

Energen Corporation	$0.01 par value	97,069,937

ENERGEN CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	June 30, 2016	December 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$309,889	$1,272
Accounts receivable, net	76,119	63,097
Inventories	12,596	11,255
Assets held for sale	176,914	93,739
Derivative instruments	3,235	56,963
Prepayments and other	7,087	20,014
Total current assets	585,840	246,340
Property, Plant and Equipment
Oil and natural gas properties, successful efforts method
Proved properties	7,288,899	7,611,118
Unproved properties	85,618	145,724
Less accumulated depreciation, depletion and amortization	3,515,599	3,454,510
Oil and natural gas properties, net	3,858,918	4,302,332
Other property and equipment, net	45,755	48,358
Total property, plant and equipment, net	3,904,673	4,350,690
Other postretirement assets	4,358	3,881
Other assets	9,866	10,245
TOTAL ASSETS	$4,504,737	$4,611,156

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	June 30, 2016	December 31, 2015

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$53,108	$64,742
Accrued taxes	16,684	5,801
Accrued wages and benefits	13,386	28,563
Accrued capital costs	40,347	79,206
Revenue and royalty payable	57,979	60,493
Liabilities related to assets held for sale	13,279	12,789
Pension liabilities	—	15,685
Derivative instruments	46,452	459
Other	19,344	19,783
Total current liabilities	260,579	287,521
Long-term debt	551,245	773,550
Asset retirement obligations	91,473	89,990
Deferred income taxes	460,424	552,369
Noncurrent derivative instruments	12,875	—
Other long-term liabilities	11,910	11,866
Total liabilities	1,388,506	1,715,296
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, cumulative, $0.01 par value, 5,000,000 shares authorized	—	—
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 100,130,219 shares and 81,770,161 shares issued at June 30, 2016 and December 31, 2015, respectively	1,001	818
Premium on capital stock	1,366,280	979,030
Retained earnings	1,879,659	2,046,016
Accumulated other comprehensive income (loss), net of tax
Pension and postretirement plans	1,995	263
Deferred compensation plan	2,235	1,965
Treasury stock, at cost; 3,122,699 shares and 3,026,350 shares at June 30, 2016 and December 31, 2015, respectively	(134,939)	(132,232)
Total shareholders’ equity	3,116,231	2,895,860
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,504,737	$4,611,156

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2016	2015	2016	2015

Revenues
Oil, natural gas liquids and natural gas sales	$171,637	$219,290	$294,401	$407,112
Loss on derivative instruments, net	(65,872)	(50,964)	(60,417)	(16,928)
Total revenues	105,765	168,326	233,984	390,184
Operating Costs and Expenses
Oil, natural gas liquids and natural gas production	42,840	53,581	90,567	121,335
Production and ad valorem taxes	11,265	13,352	22,435	32,417
Depreciation, depletion and amortization	117,035	149,843	236,397	284,224
Asset impairment	—	60,413	220,025	66,996
Exploration	1,520	11,018	1,762	11,781
General and administrative (including non-cash stock based compensation of $5,504 and $6,027 for the three months ended June 30, 2016 and 2015, respectively, and $7,975 and $11,107 for the six months ended June 30, 2016 and 2015, respectively)	23,548	38,652	53,073	70,707
Accretion of discount on asset retirement obligations	1,779	1,669	3,536	3,679
(Gain) loss on sale of assets and other	(161,097)	1,476	(160,875)	(26,868)
Total operating costs and expenses	36,890	330,004	466,920	564,271
Operating Income (Loss)	68,875	(161,678)	(232,936)	(174,087)
Other Income (Expense)
Interest expense	(9,038)	(11,244)	(18,871)	(23,002)
Other income	63	41	159	87
Total other expense	(8,975)	(11,203)	(18,712)	(22,915)
Income (Loss) Before Income Taxes	59,900	(172,881)	(251,648)	(197,002)
Income tax expense (benefit)	23,141	(61,280)	(85,291)	(69,981)
Net Income (Loss)	$36,759	$(111,601)	$(166,357)	$(127,021)

Diluted Earnings Per Average Common Share	$0.38	$(1.52)	$(1.81)	$(1.74)
Basic Earnings Per Average Common Share	$0.38	$(1.52)	$(1.81)	$(1.74)
Diluted Average Common Shares Outstanding	97,389	73,452	91,850	73,143
Basic Average Common Shares Outstanding	97,067	73,452	91,850	73,143
Dividends Per Common Share	$—	$0.02	$—	$0.04

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015

Net Income (Loss)	$36,759	$(111,601)	$(166,357)	$(127,021)
Other comprehensive income (loss):
Pension and postretirement plans:
Amortization of prior service cost, net of tax of ($42), $0, ($89) and $0, respectively	(71)	—	(149)	—
Amortization of net loss, including settlement charges, net of tax of $0, $309, $1,168 and $1,305, respectively	—	576	1,890	2,427
Current period change in fair value of pension and postretirement plans, net of tax of $0, $0, ($6) and $0, respectively	—	—	(9)	—
Total pension and postretirement plans	(71)	576	1,732	2,427
Comprehensive Income (Loss)	$36,688	$(111,025)	$(164,625)	$(124,594)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six months ended June 30, (in thousands)	2016	2015

Operating Activities
Net loss	$(166,357)	$(127,021)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	236,397	284,224
Asset impairment	220,025	66,996
Accretion of discount on asset retirement obligations	3,536	3,679
Deferred income taxes	(93,018)	(67,734)
Change in derivative fair value	64,159	156,135
Gain on sale of assets	(161,110)	(27,503)
Stock-based compensation expense	7,975	11,107
Exploration, including dry holes	16	6,498
Other, net	3,558	7,474
Net change in:
Accounts receivable	35,415	52,036
Inventories	(876)	(3,737)
Accounts payable	(16,619)	(15,413)
Accrued taxes/income tax receivable	19,259	790
Pension contributions	(14,546)	(10,902)
Other current assets and liabilities	(16,989)	(558)
Net cash provided by operating activities	120,825	336,071
Investing Activities
Additions to oil and natural gas properties	(228,204)	(728,284)
Acquisitions, net of cash acquired	(27,765)	(46,203)
Proceeds from the sale of assets, net	285,497	393,094
Purchase of short-term investments	—	(919,000)
Sale of short-term investments	—	919,000
Net cash provided by (used in) investing activities	29,528	(381,393)
Financing Activities
Payment of dividends on common stock	—	(2,923)
Issuance of common stock, net	381,219	399,272
Net change in credit facility	(222,500)	(352,000)
Tax benefit on stock compensation	(455)	631
Net cash provided by financing activities	158,264	44,980
Net change in cash and cash equivalents	308,617	(342)
Cash and cash equivalents at beginning of period	1,272	1,852
Cash and cash equivalents at end of period	$309,889	$1,510

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Energen Corporation (Energen or the Company) is an oil and natural gas exploration and production company engaged in the exploration, development and production of oil, natural gas liquids and natural gas primarily in the Permian Basin in west Texas. Headquartered in Birmingham, Alabama, our operations are conducted through our subsidiary, Energen Resources Corporation (Energen Resources). The unaudited consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2015, 2014 and 2013, included in the 2015 Annual Report of Energen on Form 10-K.

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

Liquidity
At June 30, 2016, we had $309.9 million of cash on hand and $1.05 billion of committed financing available under our credit facility. To finance our operations, working capital and capital spending, we expect to use internally generated cash flow from operations supplemented by our existing five-year syndicated credit facility. As discussed in Note 14, Acquisition and Disposition of Properties, through June 30, 2016, Energen has completed a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas for an aggregate purchase price of $294 million.

Access to capital is an integral part of Energen’s business plan. As discussed in Note 6, Equity Offering, during the first quarter of 2016, Energen issued 18,170,000 additional shares of common stock and received net proceeds of approximately $381.1 million, after deducting offering expenses. Energen may also issue long-term debt and additional equity periodically to replace short-term obligations, enhance liquidity and provide for permanent financing. As of June 30, 2016, the Company has $554.0 million outstanding under long term note agreements and no outstanding amounts under its revolving credit facility. While we expect to have ongoing access to our credit facility and capital markets, continued access could be adversely affected by current and future economic and business conditions and possible credit rating downgrades.

Workforce Reduction
On January 22, 2016 and March 18, 2016, we reduced our workforce as part of an overall plan to reduce costs and better align our workforce with the needs of our business in light of current oil and natural gas commodity prices. In connection with the reductions, we incurred charges of approximately 5.0 million during the year-to-date 2016 for one-time termination benefits which are included in general and administrative expense on the consolidated income statement.

2. DERIVATIVE COMMODITY INSTRUMENTS

We periodically enter into derivative commodity instruments to hedge our exposure to price fluctuations on oil, natural gas liquids and natural gas production. Such instruments may include over-the-counter (OTC) swaps, options and basis swaps typically executed with investment and commercial banks and energy-trading firms. Derivative transactions are pursuant to standing authorizations by the Board of Directors, which do not authorize speculative positions.

The following tables detail the offsetting of derivative assets and liabilities as well as the fair values of derivatives on the balance sheets:

(in thousands)	June 30, 2016
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments
Assets
Derivative instruments	$50	$3,185	$3,235	$—	$—	$3,235
Total derivative assets	50	3,185	3,235	—	—	3,235
Liabilities
Derivative instruments	43,267	3,185	46,452	—	—	46,452
Noncurrent derivative instruments	12,875	—	12,875	—	—	12,875
Total derivative liabilities	56,142	3,185	59,327	—	—	59,327
Total derivatives	$(56,092)	$—	$(56,092)	$—	$—	$(56,092)

(in thousands)	December 31, 2015
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments *
Assets
Derivative instruments	$72,563	$(15,600)	$56,963	$—	$—	$56,963
Liabilities
Derivative instruments	16,059	(15,600)	459	—	—	459
Total derivatives	$56,504	$—	$56,504	$—	$—	$56,504
*All derivative instruments were current at December 31, 2015.

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net loss position with thirteen of our active counterparties and in a net gain position with the remaining two at June 30, 2016. The counterparty net gain positions at June 30, 2016, Morgan Stanley Capital Group Inc. and BP Corporation North America Inc., constituted approximately $1.4 million and $0.9 million, respectively, of Energen’s total net loss on fair value of derivatives.

The following table details the effect of open and closed derivative commodity instruments not designated as hedging instruments on the income statement:

(in thousands)	Location on Statements of Income	Three months ended June 30, 2016	Three months ended June 30, 2015
Loss recognized in income on derivatives	Loss on derivative instruments, net	$(65,872)	$(50,964)

(in thousands)	Location on Statements of Income	Six months ended June 30, 2016	Six months ended June 30, 2015
Loss recognized in income on derivatives	Loss on derivative instruments, net	$(60,417)	(16,928)

As of June 30, 2016, Energen had entered into the following transactions for the remainder of 2016 and subsequent years:

Production Period	Description	Total Hedged Volumes		Average Contract Price
Oil
2016	NYMEX Swaps	4,384 MBbl		$44.72 Bbl
2017	NYMEX Swaps	4,080 MBbl		$47.97 Bbl
	NYMEX Three-Way Collars	4,080 MBbl
	Ceiling sold price (call)			$62.25 Bbl
	Floor purchased price (put)			$45.00 Bbl
	Floor sold price (put)			$35.00 Bbl
Oil Basis Differential
2016	WTI/WTI Basis Swaps	3,762	MBbl	$(1.92) Bbl
2016	WTS/WTI Basis Swaps	1,039	MBbl	$(1.64) Bbl
Natural Gas
2016	Basin Specific Swaps - Permian	3.6	Bcf	$2.30 Mcf
2017	Basin Specific Swaps - Permian	13.2	Bcf	$2.85 Mcf
WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing
WTS - West Texas Sour/Midland, WTI - West Texas Intermediate/Cushing

During 2016, Energen entered into three-way collars which are a combination of three options: a sold call, a purchased put and a sold put. The sold call establishes the maximum price that the Company will receive for the contracted commodity volumes. The purchased put establishes the minimum price that the Company will receive for the contracted volumes. The Company will receive the market price for the contracted volumes if the market price is between the sold call and the purchased put. If, however, the market price for the commodity falls below the sold put strike price, the minimum price that the Company will receive for the contracted volumes equals the market price plus the excess of the purchased put strike price over the sold put strike price.

As of June 30, 2016, the maximum term over which Energen has hedged exposures to the variability of cash flows is through December 31, 2017.

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

No transfers between fair value hierarchy levels occurred during the three months and six months ended June 30, 2016.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Energen classifies the fair value of multiple derivative instruments executed under master netting arrangements as net derivative assets and liabilities. The following fair value hierarchy tables present information about Energen’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2016
(in thousands)	Level 2	Level 3	Total
Assets:
Derivative instruments	$4,705	$(1,470)	$3,235
Total assets	4,705	(1,470)	3,235
Liabilities:
Derivative instruments	(38,177)	(8,275)	(46,452)
Noncurrent derivative instruments	(11,970)	(905)	(12,875)
Total liabilities	(50,147)	(9,180)	(59,327)
Net derivative liability	$(45,442)	$(10,650)	$(56,092)

	December 31, 2015
(in thousands)	Level 2	Level 3	Total
Assets:
Derivative instruments	$69,864	$(12,901)	$56,963
Liabilities:
Derivative instruments	2,699	(3,158)	(459)
Net derivative asset (liability)	$72,563	$(16,059)	$56,504

Derivative Instruments: The fair value of Energen’s derivative commodity instruments is determined using market transactions and other market evidence whenever possible, including market-based inputs to models and broker or dealer quotations. Our OTC derivative contracts trade in less liquid markets with limited pricing information as compared to markets with actively traded, unadjusted quoted prices; accordingly, the determination of fair value is inherently more difficult. OTC derivatives for which we are able to substantiate fair value through direct or indirect observable market prices are classified within Level 2 of the fair value hierarchy. These Level 2 fair values consist of swaps and options priced in reference to NYMEX oil and natural gas prices. OTC derivatives valued using unobservable market prices have been classified within Level 3 of the fair value hierarchy. These Level 3 fair values include basin specific, basis and natural gas liquids swaps. We consider the frequency of pricing and variability in pricing between sources in determining whether a market is considered active. While Energen does not have access to the specific assumptions used in its counterparties’ valuation models, Energen maintains communications with its counterparties and discusses pricing practices. Further, we corroborate the fair value of our transactions by comparison of market-based price sources.

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
At June 30, 2016, Energen had interest rate swap agreements with a notional value of $33.3 million. The interest rate swaps exchange a variable interest rate for a fixed interest rate of 1.0425 percent. The fair value of our interest rate swaps was a $0.1 million and a $0.2 million liability at June 30, 2016 and December 31, 2015, respectively, and is classified as Level 2 fair value liabilities. The fair value of our interest rate swaps are recognized on a gross basis in accounts payable on the balance sheets.

Level 3 Fair Value Instruments: Energen prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its Level 3 instruments. We estimate that a 10 percent increase or decrease in commodity prices would result in an approximate $4.5 million change in the fair value of open Level 3 derivative contracts and to the results of operations.

The table below sets forth a summary of changes in the fair value of Energen’s Level 3 derivative commodity instruments as follows:

	Three months ended
	June 30,
(in thousands)	2016	2015
Balance at beginning of period	$(8,154)	$2,413
Realized gains (losses)	(1,398)	661
Unrealized losses relating to instruments held at the reporting date*	(2,496)	(16,476)
Settlements during period	1,398	(661)
Balance at end of period	$(10,650)	$(14,063)

	Six months ended
	June 30,
(in thousands)	2016	2015
Balance at beginning of period	$(16,059)	$24,436
Realized gains (losses)	(6,916)	13,814
Unrealized gains (losses) relating to instruments held at the reporting date*	5,409	(38,499)
Settlements during period	6,916	(13,814)
Balance at end of period	$(10,650)	$(14,063)
*Includes $3.7 million and $6.1 million in mark-to-market losses for the three months and six months ended June 30, 2016, respectively. Includes $15.8 million and $20.9 million in mark-to-market losses for the three months and six months ended June 30, 2015, respectively.

The table below sets forth quantitative information about Energen’s Level 3 fair value measurements of derivative commodity instruments as follows:

(in thousands, except price data)	Fair Value as of June 30, 2016	Valuation Technique*	Unobservable Input*	Range
Oil Basis - WTI/WTI
2016	$(5,273)	Discounted Cash Flow	Forward Basis	($0.46 - $0.57) Bbl
Oil Basis - WTS/WTI
2016	$(923)	Discounted Cash Flow	Forward Basis	($0.69 - $0.78) Bbl
Natural Gas Basis - Permian
2016	$(1,991)	Discounted Cash Flow	Forward Basis	($0.12) Mcf
2017	$(2,463)	Discounted Cash Flow	Forward Basis	($0.13 - $0.14) Mcf
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

These assumptions are classified as Level 3 fair value. See Note 13, Asset Impairment, for impairments recognized by Energen during the six months ended June 30, 2016 and the three months and six months ended June 30, 2015.
Financial Instruments not Carried at Fair Value
The stated value of cash and cash equivalents, short-term investments, accounts receivable (net of allowance), and short-term debt approximates fair value due to the short maturity of the instruments. The Company invested in certain short-term investments that qualify and were classified as cash and cash equivalents. Energen had allowance for doubtful accounts of $0.7 million at both June 30, 2016 and December 31, 2015, respectively. The fair value of Energen’s long-term debt, including the current portion, was approximately $519.8 million and $690.1 million and had a carrying value of $554.0 million and $776.5 million at June 30, 2016 and December 31, 2015, respectively. The fair values are based on market prices of similar debt issues having the same remaining maturities, redemption terms and credit rating. Short-term debt is classified as Level 1 fair value and long-term debt is classified as Level 2 fair value.

4. LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)	June 30, 2016	December 31, 2015
Credit facility	$—	$222,500
7.40% Medium-term Notes, Series A, due July 24, 2017	2,000	2,000
7.36% Medium-term Notes, Series A, due July 24, 2017	15,000	15,000
7.23% Medium-term Notes, Series A, due July 28, 2017	2,000	2,000
7.32% Medium-term Notes, Series A, due July 28, 2022	20,000	20,000
7.60% Medium-term Notes, Series A, due July 26, 2027	5,000	5,000
7.35% Medium-term Notes, Series A, due July 28, 2027	10,000	10,000
7.125% Medium-term Notes, Series B, due February 15, 2028	100,000	100,000
4.625% Notes, due September 1, 2021	400,000	400,000
Total	554,000	776,500
Less unamortized debt discount	400	413
Less unamortized debt issuance costs	2,355	2,537
Total	$551,245	$773,550

The aggregate maturities of Energen’s long-term debt outstanding at June 30, 2016 are as follows:

(in thousands)
Remaining 2016	2017	2018	2019	2020	2021 and thereafter
$—	$19,000	$—	$—	$—	$535,000

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

Upon an uncured event of default under the credit facility, all amounts owing under the credit facility, if any, depending on the nature of the event of default will automatically, or may upon notice by the administrative agent or the requisite lenders thereunder, become immediately due and payable and the lenders may terminate their commitments under the defaulted facility. Energen was in compliance with the terms of its credit facility as of June 30, 2016.

The following is a summary of information relating to Energen’s credit facility:

(in thousands)	June 30, 2016	December 31, 2015
Credit facility outstanding	$—	$222,500
Available for borrowings	1,050,000	1,177,500
Total borrowing commitments	$1,050,000	$1,400,000

(in thousands)	June 30, 2016	December 31, 2015
Maximum amount outstanding at any month-end	$214,500	$685,000
Average daily amount outstanding	$67,654	$358,929
Weighted average interest rates based on:
Average daily amount outstanding	1.72%	1.60%
Amount outstanding at period-end	—%	1.64%

Energen’s interest expense was $9.0 million and $18.9 million for the three months and six months ended June 30, 2016, respectively. Interest expense for Energen was $11.2 million and $23.0 million for the three months and six months ended June 30, 2015, respectively. For the three months and six months ended June 30, 2016, Energen’s total interest expense included debt issuance costs related to long-term debt, including our credit facility, of $0.8 million and $1.7 million, respectively. Energen’s total interest expense for the three months and six months ended June 30, 2015 included debt issuance costs related to long-term debt, including our credit facility, of $0.8 million and $1.6 million, respectively. Energen had capitalized interest of $47,000 for both the three months and six months ended June 30, 2016. Energen had no capitalized interest for the three months ended June 30, 2015 and capitalized interest for the six months ended June 30, 2015 was not significant. At June 30, 2016, Energen paid commitment fees on the unused portion of the available credit facility at a current annual rate of 30 basis points.

5. RECONCILIATION OF EARNINGS PER SHARE (EPS)

	Three months ended			Three months ended
(in thousands, except per share amounts)	June 30, 2016			June 30, 2015
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic EPS	$36,759	97,067	$0.38	$(111,601)	73,452	$(1.52)
Effect of dilutive securities
Stock options		11			—
Non-vested restricted stock		184			—
Performance share awards		127			—
Diluted EPS	$36,759	97,389	$0.38	$(111,601)	73,452	$(1.52)

	Six months ended			Six months ended
(in thousands, except per share amounts)	June 30, 2016			June 30, 2015
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Loss	Shares	Amount
Basic EPS	$(166,357)	91,850	$(1.81)	$(127,021)	73,143	$(1.74)
Effect of dilutive securities
Stock options		—			—
Non-vested restricted stock		—			—
Performance share awards		—			—
Diluted EPS	$(166,357)	91,850	$(1.81)	$(127,021)	73,143	$(1.74)

In periods of loss, shares that otherwise would have been included in diluted average common shares outstanding are excluded. The Company had 247,066 of excluded shares for the six months ended June 30, 2016. The Company had 351,130 and 312,964 of excluded shares for the three months and six months ended June 30, 2015, respectively.

Energen had the following shares that were excluded from the computation of diluted EPS, as inclusion would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Stock options	539	6	709	6
Non-vested restricted stock	3	—	43	—
Performance share awards	—	120	—	120

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

Restricted Stock: Additionally, the Stock Incentive Plan provides for the grant of restricted stock and restricted stock units. In March 2016, Energen awarded 154,633 restricted stock units with a grant-date fair value of $26.77. In May 2016, Energen awarded 39,971 and 2,869 restricted stock units with a grant-date fair value of $40.73 and $47.04, respectively. These awards have a three year vesting period and were valued based on the quoted market price of Energen’s common stock at the date of grant.

Performance Share Awards: The Stock Incentive Plan also provides for the grant of performance share awards to eligible employees based on predetermined Company performance criteria at the end of an award period. The Stock Incentive Plan provides that payment of earned performance share awards be made in the form of Energen common stock. Performance share awards are valued using the Monte Carlo model which uses historical volatility and other variables to estimate the probability of satisfying the market condition of the award. Energen granted 136,191 performance share awards during the first quarter of 2016 with a three year vesting period and a grant-date fair value of $22.74. Energen granted 30,825 performance share awards during the second quarter of 2016 with a three year vesting period and a grant-date fair value of $36.83.

Stock Repurchase Program
During the three months and six months ended June 30, 2016, Energen had non-cash purchases of approximately $19,000 and $2.4 million, respectively, of Energen common stock in conjunction with tax withholdings on our non-qualified deferred compensation plan and other stock compensation. Energen had non-cash purchases of Energen common stock of $43,000 and $4.4 million during the three months and six months June 30, 2015. Energen utilized internally generated cash flows in payment of the related tax withholdings.

8. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for Energen’s defined benefit non-contributory pension plan and certain nonqualified supplemental pension plans were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Components of net periodic benefit cost:
Interest cost	$—	$204	—	408
Actuarial loss	—	184	—	369
Settlement charge	—	701	3,325	3,363
Net periodic expense	$—	$1,089	$3,325	$4,140

Energen’s non-qualified supplemental retirement plans were terminated effective December 31, 2014. Distributions under the plans were partially made in the first quarter of 2015 with the remainder of approximately $14.5 million paid in the first quarter of 2016. The Company expects to make no additional benefit payments with respect to the termination of the non-qualified supplemental retirement plans. In the first quarter of 2016 and 2015, Energen incurred a settlement charge of $3.3 million and $2.5 million, respectively, for the payment of lump sums from the non-qualified supplemental retirement plans. Also in the first quarter and second quarter of 2015, Energen incurred settlement charges of $0.2 million and $0.7 million, respectively, for the payment of lump sums from the qualified defined benefit pension plans.

The components of net periodic postretirement benefit expense for Energen’s postretirement benefit plan were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$24	$98	$47	$196
Interest cost	52	117	118	233
Expected long-term return on assets	(69)	(114)	(180)	(229)
Prior service cost amortization	(113)	—	(238)	—
Settlement charge	—	—	45	—
Curtailment gain	—	—	(816)	—
Net periodic (income) expense	$(106)	$101	$(1,024)	$200

There are no required contributions to the postretirement benefit plan during 2016. In first quarter of 2016, Energen incurred a curtailment gain of $0.8 million in connection with the reduction in workforce.

9. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Under various agreements for third-party gathering, treatment, transportation or other services, Energen is committed to deliver minimum production volumes or to pay certain costs in the event the minimum quantities are not delivered. These delivery commitments are approximately 4.8 million barrels of oil equivalent (MMBOE) through October 2020.

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

On November 4, 2015, Energen Resources filed a quiet title action against Endeavor Energy Resources. L.P. in the District Court of Howard County, Texas, to remove a cloud on the title to approximately 10,000 acres leased by Energen Resources in that county. Energen Resources believes the cloud on title arises from a prior, unreleased but partially terminated oil and gas lease covering the leased lands. Endeavor filed a counterclaim alleging Energen Resources tortiously interfered with a prospective contract seeking $300 million in damages. On April 28, 2016, the trial judge ruled with respect to the acreage not held by production that Endeavor’s lease terminated prior to the date Energen Resources entered into its lease and additionally ruled that Endeavor’s claim for tortuous interference will be dismissed with prejudice. Ancillary issues remain before the trial court. Following the court’s ruling on these remaining issues, an appeal is expected.

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

Energen Resources appealed the Order in 2011 and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order and Energen Resources appealed the Revised Order. In the Revised Order, ONRR ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. At ONRR’s request the Revised Order was also remanded in August 2015. On April 15, 2016 ONRR issued its Second Revised Order. The Second Revised Order directs Energen Resources to pay additional royalties of $189,000, replacing the previous demand of $129,700. Energen had previously estimated that application of the ONRR position to all of the Company’s federal leases would result in ONRR claims up to approximately $24 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen plans to appeal and vigorously contest the Second Revised Order, the predecessor orders and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of June 30, 2016.

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

The following table sets forth capitalized exploratory well costs and includes additions pending determination of proved reserves, reclassifications to proved reserves and costs charged to expense:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Capitalized exploratory well costs at beginning of period	$105,591	$115,209	$103,588	$119,439
Additions pending determination of proved reserves	78,457	189,460	161,903	419,521
Reclassifications due to determination of proved reserves	(146,610)	(204,743)	(228,053)	(439,034)
Capitalized exploratory well costs at end of period	$37,438	$99,926	$37,438	$99,926

The following table sets forth capitalized exploratory well costs:

(in thousands)	June 30, 2016	December 31, 2015
Exploratory wells in progress (drilling rig not released)	$10,015	$1,760
Capitalized exploratory well costs capitalized for a period of one year or less	20,487	101,828
Capitalized exploratory well cost for a period greater than one year	6,936	—
Total capitalized exploratory well costs	$37,438	$103,588

At June 30, 2016, Energen had 31 gross exploratory wells either drilling or waiting on results from completion and testing in the Permian Basin. As of June 30, 2016, the Company had two gross wells capitalized greater than a year. These wells are scheduled for completion during 2017. No wells were capitalized for a period greater than one year as of December 31, 2015.

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

The following table reflects the components of the change in Energen’s ARO balance:

(in thousands)
Balance as of December 31, 2015	$89,990
Liabilities incurred	86
Liabilities settled	(416)
Accretion expense	3,536
Reclassification associated with held for sale properties*	(1,723)
Balance as of June 30, 2016	$91,473
*Adjustment to the reclassification of the asset retirement obligation associated with certain properties included as liabilities related to assets held for sale in current liabilities on the balance sheet at June 30, 2016.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides changes in the components of accumulated other comprehensive income (loss), net of the related income tax effects.

(in thousands)
Balance as of December 31, 2015	$263
Other comprehensive income (loss) before reclassifications	(9)
Amounts reclassified from accumulated other comprehensive income (loss)	1,741
Change in accumulated other comprehensive income (loss)	1,732
Balance as of June 30, 2016	$1,995

The following table provides details of the reclassifications out of accumulated other comprehensive income (loss).

	Three months ended
	June 30,
	2016	2015
(in thousands)	Amounts Reclassified		Line Item Where Presented
Pension and postretirement plans:
Prior service cost	$113	$—	General and administrative
Actuarial losses	—	(885)	General and administrative
Total pension and postretirement plans	113	(885)
Income tax expense	(42)	309
Net of tax	71	(576)
Total reclassifications for the period	$71	$(576)

	Six months ended
	June 30,
	2016	2015
(in thousands)	Amounts Reclassified		Line Item Where Presented
Pension and postretirement plans:
Prior service cost	$238	$—	General and administrative
Actuarial losses	(3,058)	(3,732)	General and administrative
Total pension and postretirement plans	(2,820)	(3,732)
Income tax expense	1,079	1,305
Net of tax	(1,741)	(2,427)
Total reclassifications for the period	$(1,741)	$(2,427)

13. ASSET IMPAIRMENT

Impairments recognized by Energen are presented below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Permian Basin oil properties
Central Basin Platform	$—	$51,474	$187,043	$51,474
Delaware Basin	—	—	21,288	4,330
San Juan Basin properties	—	—	7,519	—
Permian Basin unproved leasehold properties	—	8,939	4,135	10,944
San Juan Basin unproved leasehold properties	—	—	40	248
Total asset impairments	$—	$60,413	$220,025	$66,996

Non-cash impairment writedowns are reflected in asset impairment on the consolidated income statement.

Permian Basin: During the first quarter of 2016, Energen recognized non-cash impairment writedowns in the Permian Basin of $208.3 million to adjust the carrying amount of these properties to their fair value. We estimate future discounted cash flows in determining fair value using commodity assumptions, which are based on the commodity price curve for five years and then escalated at 3 percent through our assumed price cap. Our commodity price assumptions declined in the first quarter by approximately 5 percent for oil and 4 percent for natural gas in comparable periods. During the second quarter of 2015, Energen recognized non-cash impairment writedowns on certain properties in the Central Basin Platform of $51.5 million. Estimated future cash flows were revised due to the receipt of an unsolicited offer for these properties. During the first quarter of 2015, Energen recognized a non-cash impairment writedown of $4.3 million in the Delaware Basin.

In the first quarter of 2016, Energen recognized unproved leasehold writedowns of $4.1 million primarily on Permian Basin oil properties in the Delaware Basin and the Central Basin Platform. Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties in the Delaware Basin of $10.9 million during the year-to-date 2015.

San Juan Basin: During the first quarter of 2016, Energen recognized non-cash impairment writedowns on held for sale properties in the San Juan Basin of $7.5 million to adjust the carrying amount of these properties to their fair value.

During the first quarter of 2016, Energen recognized an insignificant amount of unproved leasehold writedowns on San Juan Basin properties. Energen recognized unproved leasehold writedowns on San Juan Basin properties of $0.2 million during the six months ended June 30, 2015.

14. ACQUISITION AND DISPOSITION OF PROPERTIES

In June 2016, Energen entered into a purchase and sale agreement to sell certain non-core Permian Basin assets in the Delaware Basin. This sale is expected to close during the third quarter of 2016 and have an effective date of June 1, 2016. Energen classified these properties as held for sale as of June 30, 2016.

In July 2016, Energen completed the sale of the remainder of its San Juan Basin assets in New Mexico for an aggregate purchase price of $77.5 million. This transaction had a closing date of July 15, 2016 with an effective date of March 1, 2016. Pre-tax proceeds to Energen were approximately $74.8 million after purchase price adjustments of approximately $2.7 million related to the operations of the properties subsequent to the effective dates and other one-time adjustments including certain amounts due the buyer, but before consideration of transaction costs of approximately $0.5 million. Energen will use proceeds from the sale to fund ongoing operations. Energen classified these properties as held for sale as of December 31, 2015.

Through June 30, 2016, Energen has completed a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas for an aggregate purchase price of $294 million. These transactions had closing dates of June 3, 7 and 30 of 2016 with various effective dates ranging from March 1, 2016 to June 30, 2016. Pre-tax proceeds to Energen were approximately $284.8 million after purchase price adjustments of approximately $9.6 million related to the operations of the properties subsequent to the effective dates and other one-time adjustments including transfer payments and certain amounts due the buyer, but before consideration of transaction costs of approximately $2.5 million. Energen recognized pre-tax gains of $161.1 million on the sales. Energen used proceeds from the sales to fund ongoing operations.

Summarized below are the consolidated results of operations for the three months and six months ended June 30, 2016 and 2015, on an unaudited pro forma basis which gives effect to the series of asset sales in the Permian Basin (closed through June 30, 2016)as if they had occurred at the beginning of the earliest period presented. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above nor are they indicative of results of the future operations of the enterprises.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Total revenues	$103,044	$160,942	$228,106	$376,582
Net loss	$(66,758)	$(104,664)	$(269,058)	$(118,817)
Diluted earnings per average common share	$(0.69)	$(1.42)	$(2.93)	$(1.62)
Basic earnings per average common share	$(0.69)	$(1.42)	$(2.93)	$(1.62)

The following table details held for sale properties by major classes of assets and liabilities. These property sales do not qualify as discontinued operations:

(in thousands)			June 30, 2016
	Permian Basin	San Juan Basin	Total
Oil and natural gas properties	$204,871	$309,348	$514,219
Less accumulated depreciation, depletion and amortization	(113,241)	(224,064)	(337,305)
Total assets held for sale	91,630	85,284	176,914
Other long-term liabilities	(149)	(13,130)	(13,279)
Total liabilities held for sale	(149)	(13,130)	(13,279)
Total net assets held for sale	$91,481	$72,154	$163,635

(in thousands)	December 31, 2015
San Juan Basin
Inventories	$3,651
Oil and natural gas properties	305,386
Less accumulated depreciation, depletion and amortization	(219,059)
Other property and equipment, net	3,761
Total assets held for sale	93,739
Other long-term liabilities	(12,789)
Total liabilities held for sale	(12,789)
Total net assets held for sale	$80,950

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

Energen completed an estimated $27.2 million in various purchases of unproved leasehold largely in the Permian Basin during the six months ended June 30, 2016. During the six months ended June 30, 2015, Energen completed an estimated total of $46.0 million in various purchases of unproved leasehold.

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

In August 2014, the FASB issued ASU No, 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update codifies management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for interim and annual periods ending after December 15, 2016 and early adoption is permitted. The amendments in this ASU are not expected to impact the Company's financial position or results of operations. The new guidance will require a formal assessment of going concern by management based on the criteria prescribed. The Company is reviewing its policies and processes to ensure compliance with this new guidance.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF BUSINESS

Energen Corporation (Energen or the Company) is an oil and natural gas exploration and production company engaged in the exploration, development and production of oil, natural gas liquids and natural gas primarily in the Permian Basin in west Texas. Our operations are conducted through our subsidiary, Energen Resources Corporation (Energen Resources).

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

FINANCIAL AND OPERATING PERFORMANCE

Overview of Second Quarter and Year-to-Date 2016 Results and Activities
During the second quarter of 2016 as compared to the same period in the prior year, we:

•	experienced a significant decline in commodity prices;

•	completed a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas for an aggregate purchase price of $294 million and

•	realized a 39.1 percent decrease in general and administrative (G&A) expense and a 20 percent decrease in oil, natural gas liquids and natural gas production expense.

During the six months ended June 30, 2016 as compared to the same period in the prior year, we:

•	expanded development and exploratory activities in the Permian Basin increasing production by 550 thousand barrels of oil equivalent (MBOE);

•	experienced a significant decline in commodity prices;

•	issued 18,170,000 additional shares of common stock through a public equity offering receiving net proceeds of approximately $381.1 million and

•	realized a 24.9 percent decrease in G&A expense and a 25.4 percent decrease in oil, natural gas liquids and natural gas production expense.

Quarter ended June 30, 2016 vs. quarter ended June 30, 2015
Energen had net income of $36.8 million ($0.38 per diluted share) for the three months ended June 30, 2016 as compared with a net loss of $111.6 million ($1.52 per diluted share) for the same period in the prior year. This change in net income was primarily the result of:

•	gain in the second quarter of 2016 on a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas (approximately $103 million after-tax);

•
lower year-over-year after-tax losses of $36 million on open derivatives (resulting from an after-tax $39.1 million non-cash loss on open derivatives for the second quarter of 2016 and an after-tax $75.1 million non-cash loss on open derivatives for the second quarter of 2015);

•	non-cash impairments in 2015 on certain oil properties in the Permian Basin (approximately $33 million after-tax);

•	decreased depreciation, depletion and amortization (DD&A) expense (approximately $21 million after-tax);

•	decreased G&A expense (approximately $9.7 million after-tax);

•	decreased oil, natural gas liquids and natural gas production expense (approximately $6.9 million after-tax);

•	lower exploration expense (approximately $6.1 million after-tax);

•	additional unproved leasehold writedowns in 2015 primarily on Permian Basin properties in the Delaware Basin (approximately $4.9 million after-tax) and

•	lower production and ad valorem taxes (approximately $1.3 million after-tax).

partially offset by:

•	loss on closed derivatives (approximately $45.5 million after-tax);

•	lower realized oil, natural gas liquids and natural gas commodity prices (approximately $29.5 million after-tax) and

•	decreased oil and natural gas liquids production volumes (approximately $1.2 million after-tax),

Six months ended June 30, 2016 vs. six months ended June 30, 2015
For the 2016 year-to-date, Energen had a net loss of $166.4 million ($1.81 per diluted share) as compared with net loss of $127.0 million ($1.74 per diluted share) for the same period in the prior year. This change in net loss was primarily the result of:

•
non-cash impairments on certain Permian Basin oil properties primarily in the Central Basin Platform (approximately $120.3 million after-tax) and the Delaware Basin (approximately $13.7 million after-tax);

•	loss on closed derivatives (approximately $101.8 million after-tax);

•	lower realized oil, natural gas liquids and natural gas commodity prices (approximately $67.4 million after-tax);

•	gain in 2015 on sale of the majority of our natural gas assets in the San Juan Basin (approximately $17.3 million after-tax);

•	decreased natural gas production volumes (approximately $9 million after-tax) largely due to the prior year sale of natural gas assets in the San Juan Basin;

•	non-cash impairments on certain held for sale properties in the San Juan Basin (approximately $4.8 million after-tax) and

•	unproved leasehold writedowns primarily on Permian Basin properties in the Delaware Basin and Central Basin Platform (approximately $2.7 million after-tax).

partially offset by:

•	gain in the second quarter of 2016 on a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas (approximately $103 million after-tax);

•
lower year-over-year after-tax losses of $74.2 million on open derivatives (resulting from an after-tax $39.3 million non-cash loss on open derivatives for the first six months of 2016 and an after-tax $113.5 million non-cash loss on open derivatives for the first six months of 2015);

•	non-cash impairments in 2015 on certain oil properties in the Permian Basin (approximately $35.8 million after-tax);

•	decreased DD&A expense (approximately $30.6 million after-tax);

•	decreased oil, natural gas liquids and natural gas production expense (approximately $19.7 million after-tax);

•	decreased G&A expense (approximately $11.3 million after-tax);

•	lower exploration expense (approximately $6.4 million after-tax);

•	lower production and ad valorem taxes (approximately $6.4 million after-tax);

•	additional unproved leasehold writedowns in 2015 primarily on Permian Basin properties in the Delaware Basin (approximately $5.4 million after-tax);

•	higher oil and natural gas liquids production volumes (approximately $4.3 million after-tax) and

•	lower interest expense (approximately $2.6 million after-tax).

2016 Outlook
2016 Capital Estimate: Energen plans to continue investing in oil and natural gas production operations. In the 2016 year-to-date, Energen has incurred approximately $217 million on its oil and natural gas capital program and expects the total for 2016 to approximate $450 million, primarily all of which is for existing properties and exploration. In addition to drilling and development,
Energen has invested approximately $27 million on unproved leasehold acquisitions in the 2016 year-to-date ($37 million through July 31, 2016) to acquire acreage and renew leases, including adding more than 4,500 net acres in the core Delaware and Midland basins through bolt-on acquisitions. Capital spending is required to offset declines in production and proved oil and natural gas reserves. Future success in maintaining and growing reserves and production is highly dependent on the results of our drilling program and our ability to add reserves economically during a challenging market for crude oil and natural gas.

Capital expenditures in the Permian Basin by area during 2016 are planned as follows:

(in thousands)	2016
Midland Basin	$300
Delaware Basin	130
Net Carry/ARO/Other	20
Total	$450

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

Results of Operations
The following table summarizes information regarding our production and operating data.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except sales price and per unit data)	2016	2015	2016	2015
Operating and production data
Oil, natural gas liquids and natural gas sales
Oil	$146,360	$188,599	$248,517	$330,627
Natural gas liquids	13,928	14,781	22,517	25,615
Natural gas	11,349	15,910	23,367	50,870
Total	$171,637	$219,290	$294,401	$407,112
Open non-cash mark-to-market gains (losses) on derivative instruments
Oil	$(54,729)	$(103,734)	$(56,428)	$(155,503)
Natural gas	(5,896)	(13,133)	(4,454)	(21,015)
Total	$(60,625)	$(116,867)	$(60,882)	$(176,518)
Closed gains (losses) on derivative instruments
Oil	$(6,297)	$55,330	$(1,203)	$132,813
Natural gas	1,050	10,573	1,668	26,777
Total	$(5,247)	$65,903	$465	$159,590
Total revenues	$105,765	$168,326	$233,984	$390,184
Production volumes
Oil (MBbl)	3,558	3,594	6,944	6,829
Natural gas liquids (MMgal)	44.8	44.9	84.8	81.1
Natural gas (MMcf)	7,296	7,134	14,742	20,412
Total production volumes (MBOE)	5,841	5,853	11,421	12,162
Average daily production volumes
Oil (MBbl/d)	39.1	39.5	38.2	37.7
Natural gas liquids (MMgal/d)	0.5	0.5	0.5	0.5
Natural gas (MMcf/d)	80.2	78.4	81.0	112.8
Total average daily production volumes (MBOE/d)	64.2	64.3	62.8	67.2
Average realized prices excluding effects of open non-cash mark-to-market derivative instruments
Oil (per barrel)	$39.37	$67.87	$35.62	$67.86
Natural gas liquids (per gallon)	$0.31	$0.33	$0.27	$0.32
Natural gas (per Mcf)	$1.70	$3.71	$1.70	$3.80
Average realized prices excluding effects of all derivatives instruments
Oil (per barrel)	$41.14	$52.48	$35.79	$48.42
Natural gas liquids (per gallon)	$0.31	$0.33	$0.27	$0.32
Natural gas (per Mcf)	$1.56	$2.23	$1.59	$2.49
Costs per BOE
Oil, natural gas liquids and natural gas production expenses	$7.34	$9.15	$7.93	$9.98
Production and ad valorem taxes	$1.93	$2.28	$1.96	$2.67
Depreciation, depletion and amortization	$20.04	$25.60	$20.70	$23.37
Exploration expense	$0.26	$1.88	$0.15	$0.97
General and administrative	$4.03	$6.60	$4.65	$5.81
Capital expenditures	$92,962	$300,178	$217,050	$678,282

Revenues: Our revenues fluctuate primarily as a result of realized commodity prices, production volumes and the value of our derivative contracts. Our revenues are predominantly derived from the sale of oil, natural gas liquids and natural gas.
In the second quarter of 2016, commodity sales decreased $47.7 million or 21.7 percent from the same period of 2015. In the six months of 2016, commodity sales decreased $112.7 million or 27.7 percent from the same period of 2015. Particular factors impacting commodity sales include the following:

•
Oil volumes in the second quarter decreased 1 percent to 3,558 thousand barrels (MBbl) as decreased drilling activity in the Midland Basin Wolfberry, 3rd Bone Spring in the Delaware Basin and the Central Basin Platform led to production declines that were largely offset by new well performance in the horizontal Wolfcamp and Spraberry in the Midland Basin. For the year-to-date, oil volumes rose 1.7 percent to 6,944 MBbl.

•
Average realized oil prices fell 21.6 percent to $41.14 per barrel during the three months ended June 30, 2016. Average realized oil prices decreased 26.1 percent to $35.79 per barrel during the six months ended June 30, 2016.

•
Natural gas liquids production for the current quarter decreased slightly to 44.8 million gallons (MMgal). Production declines in the Midland Basin Wolfberry, 3rd Bone Spring in the Delaware Basin and the Central Basin Platform were largely offset by new well performance in the horizontal Wolfcamp and Spraberry in the Midland Basin. For the year-to-date, natural gas liquids production rose 4.6 percent to 84.8 MMgal primarily due to new completions in the Midland Basin Wolfcamp and Spraberry partially offset by the prior year sale of natural gas assets in the San Juan Basin.

•
Average realized natural gas liquids prices decreased 6.1 percent to an average price of $0.31 per gallon during the second quarter of 2016. Average realized natural gas liquids prices decreased 15.6 percent to an average price of $0.27 per gallon during the six months ended June 30, 2016.

•
Natural gas production rose 2.3 percent to 7.3 billion cubic feet (Bcf) in the second quarter. For the six months ended June 30, 2016, natural gas production declined 27.8 percent to 14.7 Bcf primarily due to the prior year sale of natural gas assets in the San Juan Basin.

•
Average realized natural gas prices declined 30 percent to $1.56 per thousand cubic feet (Mcf) during the three months ended June 30, 2016. For the current year-to-date, average realized natural gas prices fell 36.1 percent to $1.59 per Mcf.

Realized prices exclude the effects of derivative instruments.

Losses on derivative instruments were $65.9 million in the second quarter of 2016 compared to losses of $51.0 million in the same period of 2015. Losses on derivative instruments were $60.4 million in the six months ended June 30, 2016 compared to losses of $16.9 million in the same period of 2015. Our earnings are significantly affected by the changes of our derivative instruments. Increases or decreases in the expected commodity price outlook generally result in the opposite effect on the fair value of our derivatives. However, these gains and losses are generally expected to be offset by the unhedged price on the related commodities.
Oil, natural gas liquids and natural gas production expense: The following table provides the components of our oil, natural gas liquids and natural gas production expenses:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per unit data)	2016	2015	2016	2015
Lease operating expenses	$28,793	$34,961	$61,188	$74,402
Workover and repair costs	11,387	15,088	23,111	34,338
Marketing and transportation	2,660	3,532	6,268	12,595
Total oil, natural gas liquids and natural gas production expense	$42,840	$53,581	$90,567	$121,335
Oil, natural gas liquids and natural gas production expense per BOE	$7.34	$9.15	$7.93	$9.98

Energen had oil, natural gas liquids and natural gas production expense of $42.8 million and $90.6 million during the three months and six months ended June 30, 2016, respectively, as compared to $53.6 million and $121.3 million during the same period in 2015. Lease operating expense may be positively or negatively impacted by property acquisitions and dispositions and also generally reflects year-over-year increases in the number of active wells resulting from Energen’s ongoing development and exploratory activities. Overall lease operating expense was positively impacted in the year-to-date by the prior year sale of certain San Juan Basin natural gas assets.

•
Lease operating expense decreased $6.2 million for the quarter largely due to decreased water disposal costs (approximately $2.8 million), lower gathering costs (approximately $1.9 million) and decreased non-operated costs (approximately $1.1 million). On a per unit basis, the average lease operating expense for the current quarter was $4.93 per barrel of oil equivalent (BOE) as compared to $5.96 per BOE in the same period a year ago.

•
In the year-to-date, lease operating expense decreased $13.2 million largely due to decreased water disposal costs (approximately $5.3 million), lower labor costs (approximately $2.5 million), decreased gathering costs (approximately $2.4 million), lower other operations and maintenance expense (approximately $2.2 million), decreased non-operated costs (approximately $1.9 million) and decreased electrical costs (approximately $0.9 million) partially offset by higher equipment rental costs (approximately $2.1 million) and increased chemical and treatment costs (approximately $1 million). On a per unit basis, the average lease operating expense for the current quarter was $5.36 per BOE as compared to $6.11 per BOE in the same period a year ago.

Workover and repair costs decreased approximately $3.7 million in the three months ended June 30, 2016 and $11.2 million in the year-to-date primarily due to lower incidence of well failures and reduced costs of services and materials.

In the three months ended June 30, 2016, marketing and transportation costs decreased $0.9 million and $6.3 million in the year-to-date. The year-to-date decline was primarily due to lower natural gas volumes as a result of the prior year sale of certain San Juan Basin natural gas assets.

Production and ad valorem taxes: Production and ad valorem taxes were $11.3 million ($1.93 per BOE) and $22.4 million ($1.96 per BOE) during the three months and six months ended June 30, 2016, respectively, as compared to $13.4 million ($2.28 per BOE) and $32.4 million ($2.67 per BOE) during the same periods in 2015. In the current quarter, production-related taxes were $1.9 million lower largely due to decreased commodity market prices. In the year-to-date, production-related taxes were $5.6 million lower as decreased commodity market prices contributed approximately $4.3 million and lower net production volumes contributed approximately $1.3 million. Commodity market prices exclude the effects of derivative instruments for purposes of determining production taxes. Decreased ad valorem taxes in the quarter and year-to-date were largely driven by the factor adjusted price impact on our Texas oil and natural gas properties.

Depreciation, depletion and amortization: Energen’s DD&A expense for the quarter fell $32.8 million and $47.8 million year-to-date. The average depletion rate for the current quarter was $20.04 per BOE as compared to $25.60 per BOE in the same period a year ago. For the six months ended June 30, 2016, the average depletion rate was $20.70 per BOE as compared to $23.37 per BOE in the previous period. The decrease in the current quarter and year-to-date per unit depletion rate which contributed approximately $32.3 million and $30.3 million to the decrease in DD&A expense was largely due to lower rates resulting from asset impairments. Lower net production volumes reduced DD&A expense approximately $0.3 million and $17.1 million for the quarter and year-to-date, respectively.

Asset impairment: Non-cash impairment writedowns are reflected in asset impairment on the consolidated income statements.

Permian Basin: During the first quarter of 2016, Energen recognized non-cash impairment writedowns in the Permian Basin of $208.3 million to adjust the carrying amount of these properties to their fair value. We estimate future discounted cash flows in determining fair value using commodity assumptions, which are based on the commodity price curve for five years and then escalated at 3 percent through our assumed price cap. Our commodity price assumptions declined in the first quarter by approximately 5 percent for oil and 4 percent for natural gas in comparable periods. During the second quarter of 2015, Energen recognized non-cash impairment writedowns on certain properties in the Central Basin Platform of $51.5 million. Estimated future cash flows were revised due to the receipt of an unsolicited offer for these properties. During the first quarter of 2015, Energen recognized a non-cash impairment writedown of $4.3 million in the Delaware Basin.

In the first quarter of 2016, Energen recognized unproved leasehold writedowns of $4.1 million primarily on Permian Basin oil properties in the Delaware Basin and the Central Basin Platform. Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties in the Delaware Basin of $10.9 million during the year-to-date 2015.

San Juan Basin: During the first quarter of 2016, Energen recognized non-cash impairment writedowns on held for sale properties in the San Juan Basin of $7.5 million to adjust the carrying amount of these properties to their fair value.

During the first quarter of 2016, Energen recognized an insignificant amount of unproved leasehold writedowns on San Juan Basin properties. Energen recognized unproved leasehold writedowns on San Juan Basin properties of $0.2 million during the six months ended June 30, 2015.

Exploration: The following table provides a detail of our exploration expense:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per unit data)	2016	2015	2016	2015
Geological and geophysical	$1,452	$4,463	$1,476	$4,941
Dry hole costs	—	6,474	16	6,498
Delay rentals and other	68	81	270	342
Total exploration expense	$1,520	$11,018	$1,762	$11,781
Total exploration expense per BOE	$0.26	$1.88	$0.15	$0.97

Exploration expense decreased $9.5 million in the second quarter of 2016 and $10 million year-to-date primarily due to lower dry hole costs and seismic costs.

General and administrative: The following table provides details of our G&A expense:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per unit data)	2016	2015	2016	2015
General and administrative	$3,595	$11,484	$8,260	$18,671
Benefit and performance-based compensation costs	9,510	13,256	16,286	24,810
Labor costs	10,443	13,912	28,527	27,226
Total general and administrative expense	$23,548	$38,652	$53,073	$70,707
Total general and administrative expense per BOE	$4.03	$6.60	$4.65	$5.81

Total G&A expense decreased $15.1 million for the three months ended June 30, 2016 largely due to decreased legal expenses, decreased costs from Energen’s benefit and performance-based compensation plans, decreased labor costs and lower professional services. G&A expense declined $17.6 million for the year-to-date primarily due to decreased costs from Energen’s benefit and performance-based compensation plans, lower legal expenses, decreased labor and decreased professional services partially offset by charges associated with the workforce reduction of $5.0 million. There were no pension costs included in benefit and performance-based compensation plans costs for the three months ended June 30, 2016 as compared to $1.1 million (including settlement expense of $0.7) during the same period in 2015. Included in costs from the benefit and performance-based compensation plans were pension costs of $3.3 million (all of which was settlement expense) for the six months ended June 30, 2016 as compared to $4.1 million (including settlement expense of $3.4) during the same period in 2015.

(Gain) loss on sale of assets and other: Through June 30, 2016, Energen completed a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas for an aggregate purchase price of $294 million. These transactions had closing dates of June 3, 7 and 30 of 2016 with various effective dates ranging from March 1, 2016 to June 30, 2016. Pre-tax proceeds to Energen were approximately $284.8 million after purchase price adjustments of approximately $9.6 million related to the operations of the properties subsequent to the effective dates and other one-time adjustments including transfer payments and certain amounts due the buyer, but before consideration of transaction costs of approximately $2.5 million. Energen recognized pre-tax gains of $161.1 million on the sales. Energen used proceeds from the sales to fund ongoing operations.

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

Interest expense: Interest expense decreased $2.2 million in the second quarter of 2016 and $4.1 million for the six months ended June 30, 2016. Lower interest in the quarter and year-to-date was primarily due to decreased borrowings under our syndicated credit facility.

Income tax expense (benefit): Income tax expense increased $84.4 million for the three months ended June 30, 2016 largely due to higher pre-tax income. In the year-to-date, income tax benefit increased $15.3 million primarily due to lower pre-tax income.

FINANCIAL POSITION AND LIQUIDITY

Cash Flow
The key drivers impacting our cash flow from operations are our oil, natural gas liquids and natural gas production volumes and realized commodity market prices, net of the effects of settlements on our derivative commodity instruments. We rely on our cash flows from operations, proceeds from first quarter 2016 equity offering and the pre-tax proceeds from the series of assets sales in the Permian Basin to fund our capital spending plans and working capital requirements. Cash flows will be supplemented, as needed, by borrowings under our syndicated credit facility.

Net cash provided by operating activities: Net cash provided by operating activities for the six months ended June 30, 2016 was $120.8 million as compared to $336.1 million for the same period of 2015. Net income in 2016 was impacted overall by the decreased price environment and lower production volumes which affected non-cash charges, including depreciation, asset impairment charges, deferred income taxes, gain on sale of assets and the change in derivative fair value. Energen’s working capital was influenced by commodity prices, the timing of payments and recoveries and included pension contributions associated with our non-qualified supplemental retirement plans of $14.5 million in the first quarter of 2016.

Net cash provided by (used in) investing activities: Net cash provided by investing activities for the six months ended June 30, 2016 was $29.5 million as compared to $381.4 million used in investing activities for the same period of 2015. Energen incurred on a cash basis $256 million in capital expenditures including $189 million largely related to the development of oil and natural gas properties, $39 million for payment of accrued capital costs and $28 million primarily related to unproved leasehold acquisitions. Included in the proceeds from the sale of assets are cash proceeds of $284.8 million from the series of asset sales of certain non-core Permian Basin assets.

Net cash provided by financing activities: Net cash provided by financing activities for the six months ended June 30, 2016 was $158.3 million as compared to $45.0 million for the same period of 2015. Net cash provided by financing activities in the year-to-date 2016 was primarily due to the issuance of 18,170,000 shares of common stock largely offset by the repayment of credit facility borrowings.

Changes in Commodity Prices
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

We engage in derivative risk management activities, as discussed below, in order to reduce the risk associated with commodity price fluctuations. Commodity hedges in place for 2016 will help mitigate some of the commodity price volatility; however, we currently have hedges in place for 2016 at lower price levels than in 2015 and may not be able to execute new hedges at acceptable volumes or price levels. At current commodity price levels, we expect that the net prices we will receive for our 2016 production will decline relative to 2015. See Item 3. Quantitative and Qualitative Disclosures about Market Risk, for a full detail of our hedged volumes.

Derivative Commodity Instruments
We periodically enter into derivative commodity instruments to hedge our exposure to price fluctuations on oil, natural gas liquids and natural gas production. Such instruments may include over-the-counter swaps, options and basis swaps typically executed with investment and commercial banks and energy-trading firms. Derivative transactions are pursuant to standing authorizations by the Board of Directors, which do not authorize speculative positions.

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net loss position with thirteen of our active counterparties and in a net gain position with the remaining two at June 30, 2016. Energen has policies in place to limit hedging to not more than 80 percent of our estimated annual production; however, Energen’s credit facility contains a covenant which operates to limit hedging at a lower threshold in certain circumstances.

See Note 3, Fair Value Measurements, in the Condensed Notes to Unaudited Consolidated Financial Statements for information regarding our policies on fair value measurement.

Liquidity
At June 30, 2016, we had $309.9 million of cash on hand and $1.05 billion of committed financing available under our syndicated credit facility. On September 2, 2014, Energen entered into a five-year syndicated secured credit facility with domestic and foreign lenders. On April 13, 2016, our committed financing available under our credit facility was reduced to $1.05 billion in conjunction with our scheduled semi-annual redetermination. To finance our operations, working capital and capital spending, we expect to use internally generated cash flow from operations supplemented by our existing five-year syndicated credit facility. As discussed in Note 14, Acquisition and Disposition of Properties, in the Condensed Notes to Unaudited Consolidated Financial Statements, through June 30, 2016, Energen has completed a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas for an aggregate purchase price of $294 million.

Access to capital is an integral part of Energen’s business plan. During the first quarter of 2016, Energen issued 18,170,000 additional shares of common stock and received net proceeds of approximately $381.1 million, after deducting offering expenses. Energen may also issue long-term debt and additional equity periodically to replace short-term obligations, enhance liquidity and provide for permanent financing. As of June 30, 2016, the Company has $554.0 million outstanding under long term note agreements and no outstanding amounts under its revolving credit facility. While we expect to have ongoing access to our credit facility and capital markets, continued access could be adversely affected by current and future economic and business conditions and possible credit rating downgrades.

Our debt facilities are subject to certain financial and non-financial covenants as discussed in Note 4, Long-Term Debt, in the Condensed Notes to Unaudited Consolidated Financial Statements. The financial covenants of the credit facility require Energen to maintain a ratio of total debt to consolidated income before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and other noncash income and expenses (EBITDAX) less than or equal to 4.0 to 1.0. As of June 30, 2016, we were in compliance with our covenants and expect to maintain compliance during the remainder of 2016. However, factors including those outside of our control may prevent us from maintaining compliance with the financial and non-financial covenants, including our total debt to EBITDAX covenant, at future measurement dates in 2016 and beyond. Such factors may include commodity price declines, lack of liquidity in property and capital markets and our continuing ability to execute on our business plan. The borrowing base on our credit facility is scheduled to be redetermined in October 2016. In the event that we are unable to remain in compliance with our financial and non-financial covenants, we would seek covenant relief at a scheduled redetermination date or at an interim date, as appropriate, during 2016. However, no assurances can be given with respect to such relief. If any such covenant violations are not waived by the lenders such violation would result in an event of default that could trigger acceleration of payment of the amounts outstanding under credit facilities and long term note agreements, which is an aggregate balance outstanding of $554.0 million at June 30, 2016. Additionally, the lenders could refuse to make additional loans under the credit facility, take possession of any collateral, and exercise other remedies or rights that may be available to them, all of which could have a material adverse effect on the business and financial condition of the Company.

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

At June 30, 2016, Energen reported unadjusted working capital of $325.3 million arising from current assets of $585.8 million exceeding current liabilities of $260.6 million. Working capital at Energen is influenced by cash on hand, the fair value of derivative financial instruments associated with future production and assets held for sale. Energen has $3.2 million in current assets and $46.5 million in current liabilities associated with its derivative instruments at June 30, 2016. At June 30, 2016, Energen has $176.9 million in current assets and $13.3 million in current liabilities associated with assets held for sale.

Workforce Reduction
On January 22, 2016 and March 18, 2016, we reduced our workforce as part of an overall plan to reduce costs and better align our workforce with the needs of our business in light of current oil and natural gas commodity prices. In connection with the reductions, we incurred charges of approximately $5.0 million during the year-to-date 2016 for one-time termination benefits which are included in general and administrative expense on the consolidated income statement.

Credit Ratings
On July 29, 2016, Moody’s Investors Service raised Energen’s Corporate Family rating from B1 to Ba3 with a stable outlook. Moody’s Senior Unsecured Medium-Term Notes and Senior Unsecured Bond ratings were raised from B3 to B2 with a stable outlook.

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

The following table provides a detail of shares issued by Energen:

(in thousands)	June 30, 2016	December 31, 2015
Shares outstanding	97,069	78,795
Treasury stock*	3,061	2,976
Shares issued	100,130	81,771
*Excludes 61,843 shares and 50,800 shares held in the 1997 Deferred Compensation Plan at June 30, 2016 and December 31, 2015, respectively.

Employee Benefit Plans
Energen’s non-qualified supplemental retirement plans were terminated effective December 31, 2014. Distributions under the plans were made in the first quarters of 2016 and 2015.

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

Energen Resources appealed the Order in 2011 and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order and Energen Resources appealed the Revised Order. In the Revised Order, ONRR ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. At ONRR’s request the Revised Order was also remanded in August 2015. On April 15, 2016 ONRR issued its Second Revised Order. The Second Revised Order directs Energen Resources to pay additional royalties of $189,000, replacing the previous demand of $129,700. Energen had previously estimated that application of the ONRR position to all of the Company’s federal leases would result in ONRR claims up to approximately $24 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen plans to appeal and vigorously contest the Second Revised Order, the predecessor orders and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of June 30, 2016.

Critical Accounting Policies and Estimates
We consider accounting policies related to our accounting for oil and natural gas producing activities and related proved reserves, asset impairments, derivatives and asset retirement obligations as critical accounting policies. These policies are summarized in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2015. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used.

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

Certain impairments were recognized during the first quarter of 2016 as discussed under Asset Impairments in our Results of Operations. We estimate a further decline in our price assumptions by 10 percent from the June 30, 2016 prices (assuming all other assumptions are held constant) would not result in any additional expense for properties previously impaired. We would recognize approximately $3 million of expense on properties not previously impaired due to assumed price declines. Other assumptions such as operating costs, transportation costs, well and reservoir performance, severance and ad valorem taxes, operating and development plans may change given an assumed 10 percent commodity price decline. However, we are unable to estimate their correlation to the price change and these other assumptions may worsen or partially mitigate some of the estimated impairment.

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

Commodity price risk: Energen’s major market risk exposure is in the pricing applicable to its oil and natural gas production. Historically, prices received for oil, natural gas liquids and natural gas production have been volatile due to world and national supply-and-demand factors, seasonal weather patterns and general economic conditions. Crude oil prices also are affected by quality differentials, by worldwide political developments and by actions of the Organization of the Petroleum Exporting Countries. Basis differentials, like the underlying commodity prices, can be volatile because of regional supply-and-demand factors, including seasonal factors and the availability and price of transportation to consuming areas. As impacted by such commodity price volatility during the second quarter of 2016, our average realized oil prices fell 21.6 percent to $41.14 per barrel, average realized natural gas liquids prices decreased 6.1 percent to an average price of $0.31 per gallon and average realized natural gas prices decreased 30 percent to$1.56 per Mcf. During the year-to-date, our average realized oil prices fell 26.1 percent to $35.79 per barrel, average realized natural gas liquids prices decreased 15.6 percent to an average price of $0.27 per gallon and average realized natural gas prices decreased 36.1 percent to$1.59 per Mcf.

We periodically enter into derivative commodity instruments to hedge our exposure to price fluctuations on oil, natural gas liquids and natural gas production. Such instruments may include over-the-counter swaps and basis swaps typically executed with investment and commercial banks and energy-trading firms.

As of June 30, 2016, Energen had entered into the following transactions for the remainder of 2016 and subsequent years:

Production Period	Description	Total Hedged Volumes		Average Contract Price	Fair Value (in thousands)
Oil
2016	NYMEX Swaps	4,384 MBbl		$44.72 Bbl	$(22,079)
2017	NYMEX Swaps	4,080 MBbl		$47.97 Bbl	(17,058)
	NYMEX Three-Way Collars	4,080 MBbl			(3,028)
	Ceiling sold price (call)			$62.25 Bbl
	Floor purchased price (put)			$45.00 Bbl
	Floor sold price (put)			$35.00 Bbl
Oil Basis Differential
2016	WTI/WTI Basis Swaps	3,762	MBbl	$(1.92) Bbl	(4,595)
2016	WTS/WTI Basis Swaps	1,039	MBbl	$(1.64) Bbl	(801)
Natural Gas
2016	Basin Specific Swaps - Permian	3.6	Bcf	$2.30 Mcf	(1,835)
2017	Basin Specific Swaps - Permian	13.2	Bcf	$2.85 Mcf	(2,463)
Derivative contracts (closed but not cash settled)					(4,233)
Total					$(56,092)
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

Interest rate risk: Our interest rate exposure as of June 30, 2016 primarily relates to our syndicated credit facility with variable interest rates. There was no outstanding credit facility balance as of June 30, 2016. All long-term debt obligations, other than our credit facility, were at fixed rates at June 30, 2016. At June 30, 2016, we had interest rate swap agreements with a notional value of $33.3 million. The interest rate swaps exchange a variable interest rate for a fixed interest rate of 1.0425 percent. The fair value of our interest rate swaps was a $0.1 million liability at June 30, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans**
April 1, 2016 - April 30, 2016	—		$—	—	3,373,161
May 1, 2016 - May 31, 2016	51	*	42.49	—	3,373,161
June 1, 2016 - June 30, 2016	355	*	47.46	—	3,373,161
Total	406		$46.83	—	3,373,161
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

ITEM 6. EXHIBITS

*10(a)	-
Fourth Amendment to the Credit Agreement, dated as of April 13, 2016, by and among Energen Corporation, as borrower, Wells Fargo Bank, National Association, as administrative agent, Energen Resources Corporation, as guarantor, and the institutions named therein as lenders which was filed as Exhibit 10.1 to Energen’s Current Report on Form 8-K filed April 14, 2016

*10(b)	-	Energen Corporation Stock Incentive Plan (as amended and restated effective May 3, 2016) which was filed as Appendix C to Energen’s definitive Proxy Statement on Schedule 14A, filed March 21, 2016
31(a)	-	Section 302 Energen Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31(b)	-	Section 302 Energen Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32	-	Section 906 Energen Corporation Certification pursuant to 18 U.S.C. Section 1350
101	-	The financial statements and notes thereto from Energen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 are formatted in XBRL

*Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

ENERGEN CORPORATION

August 8, 2016	By	/s/ J. T. McManus, II
J. T. McManus, II Chairman, Chief Executive Officer and President of Energen Corporation

August 8, 2016	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr. Vice President, Chief Financial Officer and Treasurer of Energen Corporation

August 8, 2016	By	/s/ Russell E. Lynch, Jr.
Russell E. Lynch, Jr. Vice President and Controller of Energen Corporation