Form 10-Q
period 2016-09-30
ENERGEN CORP
filed 2016-11-08
CIK 277595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _______________

Commission file number 1-7810
Energen Corporation
(Exact name of registrant as specified in its charter)

Alabama	63-0757759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

605 Richard Arrington Jr. Boulevard North, Birmingham, Alabama 35203-2707	35203-2707
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Number of shares outstanding of each of the registrant’s classes of common stock as of November 1, 2016.

Energen Corporation	$0.01 par value	97,073,344

ENERGEN CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	September 30, 2016	December 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$447,925	$1,272
Accounts receivable, net	72,587	63,097
Inventories	14,159	11,255
Assets held for sale	—	93,739
Derivative instruments	3,653	56,963
Prepayments and other	6,240	20,014
Total current assets	544,564	246,340
Property, Plant and Equipment
Oil and natural gas properties, successful efforts method
Proved properties	7,394,628	7,611,118
Unproved properties	193,074	145,724
Less accumulated depreciation, depletion and amortization	3,622,344	3,454,510
Oil and natural gas properties, net	3,965,358	4,302,332
Other property and equipment, net	45,198	48,358
Total property, plant and equipment, net	4,010,556	4,350,690
Other postretirement assets	4,350	3,881
Other assets	9,654	10,245
TOTAL ASSETS	$4,569,124	$4,611,156

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	September 30, 2016	December 31, 2015

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Long-term debt due within one year	$19,000	$—
Accounts payable	56,221	64,742
Accrued taxes	35,071	5,801
Accrued wages and benefits	20,000	28,563
Accrued capital costs	56,858	79,206
Revenue and royalty payable	52,241	60,493
Liabilities related to assets held for sale	—	12,789
Pension liabilities	—	15,685
Derivative instruments	24,909	459
Other	14,421	19,783
Total current liabilities	278,721	287,521
Long-term debt	532,343	773,550
Asset retirement obligations	92,937	89,990
Deferred income taxes	475,239	552,369
Noncurrent derivative instruments	6,043	—
Other long-term liabilities	11,714	11,866
Total liabilities	1,396,997	1,715,296
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, cumulative, $0.01 par value, 5,000,000 shares authorized	—	—
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 100,134,145 shares and 81,770,161 shares issued at September 30, 2016 and December 31, 2015, respectively	1,001	818
Premium on capital stock	1,369,045	979,030
Retained earnings	1,932,973	2,046,016
Accumulated other comprehensive income (loss), net of tax
Pension and postretirement plans	1,925	263
Deferred compensation plan	2,221	1,965
Treasury stock, at cost; 3,123,971 shares and 3,026,350 shares at September 30, 2016 and December 31, 2015, respectively	(135,038)	(132,232)
Total shareholders’ equity	3,172,127	2,895,860
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,569,124	$4,611,156

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2016	2015	2016	2015

Revenues
Oil, natural gas liquids and natural gas sales	$163,973	$188,398	$458,374	$595,510
Gain (loss) on derivative instruments, net	20,412	107,173	(40,005)	90,245
Total revenues	184,385	295,571	418,369	685,755
Operating Costs and Expenses
Oil, natural gas liquids and natural gas production	42,280	54,598	132,847	175,933
Production and ad valorem taxes	10,987	13,366	33,422	45,783
Depreciation, depletion and amortization	108,167	149,781	344,564	434,005
Asset impairment	587	399,394	220,612	466,390
Exploration	18	493	1,780	12,274
General and administrative (including non-cash stock based compensation of $6,518 and $933 for the three months ended September 30, 2016 and 2015, respectively, and $14,493 and $12,040 for the nine months ended September 30, 2016 and 2015, respectively)	21,710	23,631	74,783	94,338
Accretion of discount on asset retirement obligations	1,556	1,700	5,092	5,379
(Gain) loss on sale of assets and other	(91,222)	822	(252,097)	(26,046)
Total operating costs and expenses	94,083	643,785	561,003	1,208,056
Operating Income (Loss)	90,302	(348,214)	(142,634)	(522,301)
Other Income (Expense)
Interest expense	(8,987)	(10,084)	(27,858)	(33,086)
Other income	421	56	580	143
Total other expense	(8,566)	(10,028)	(27,278)	(32,943)
Income (Loss) Before Income Taxes	81,736	(358,242)	(169,912)	(555,244)
Income tax expense (benefit)	28,422	(130,338)	(56,869)	(200,319)
Net Income (Loss)	$53,314	$(227,904)	$(113,043)	$(354,925)

Diluted Earnings Per Average Common Share	$0.55	$(2.89)	$(1.21)	$(4.72)
Basic Earnings Per Average Common Share	$0.55	$(2.89)	$(1.21)	$(4.72)
Diluted Average Common Shares Outstanding	97,511	78,742	93,602	75,125
Basic Average Common Shares Outstanding	97,068	78,742	93,602	75,125
Dividends Per Common Share	$—	$0.02	$—	$0.06

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015

Net Income (Loss)	$53,314	$(227,904)	$(113,043)	$(354,925)
Other comprehensive income (loss):
Pension and postretirement plans:
Amortization of prior service cost, net of tax of ($43), $0, ($133) and $0, respectively	(71)	—	(219)	—
Amortization of net loss, including settlement charges, net of tax of $0, $256, $1,168 and $1,561, respectively	—	474	1,890	2,901
Current period change in fair value of pension and postretirement plans, net of tax of $0, $0, ($6) and $0, respectively	—	—	(9)	—
Total pension and postretirement plans	(71)	474	1,662	2,901
Comprehensive Income (Loss)	$53,243	$(227,430)	$(111,381)	$(352,024)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine months ended September 30, (in thousands)	2016	2015

Operating Activities
Net loss	$(113,043)	$(354,925)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	344,564	434,005
Asset impairment	220,612	466,390
Accretion of discount on asset retirement obligations	5,092	5,379
Deferred income taxes	(78,159)	(217,943)
Change in derivative fair value	35,366	139,490
Gain on sale of assets	(252,510)	(27,558)
Stock-based compensation expense	14,493	12,040
Exploration, including dry holes	16	6,967
Other, net	3,082	7,080
Net change in:
Accounts receivable	38,947	81,285
Inventories	(2,439)	(3,933)
Accounts payable	(13,592)	(30,871)
Accrued taxes/income tax receivable	37,646	25,339
Pension contributions	(14,576)	(10,932)
Other current assets and liabilities	(23,580)	(9,878)
Net cash provided by operating activities	201,919	521,935
Investing Activities
Additions to oil and natural gas properties	(314,581)	(960,966)
Acquisitions, net of cash acquired	(135,775)	(62,805)
Proceeds from the sale of assets, net	537,202	393,174
Purchase of short-term investments	—	(919,000)
Sale of short-term investments	—	919,000
Net cash provided by (used in) investing activities	86,846	(630,597)
Financing Activities
Payment of dividends on common stock	—	(4,499)
Issuance of common stock, net	381,219	399,593
Net change in credit facility	(222,500)	(288,500)
Tax benefit on stock compensation	(831)	917
Net cash provided by financing activities	157,888	107,511
Net change in cash and cash equivalents	446,653	(1,151)
Cash and cash equivalents at beginning of period	1,272	1,852
Cash and cash equivalents at end of period	$447,925	$701

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

Liquidity
At September 30, 2016, we had $447.9 million of cash on hand and $1.05 billion of committed financing available under our credit facility. To finance our operations, working capital and capital spending, we expect to use internally generated cash flow from operations supplemented by our existing five-year syndicated credit facility. As discussed in Note 14, Acquisition and Disposition of Properties, through September 30, 2016, Energen completed a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico for an aggregate purchase price of $552 million.

Access to capital is an integral part of Energen’s business plan. As discussed in Note 6, Equity Offering, during the first quarter of 2016, Energen issued 18,170,000 additional shares of common stock and received net proceeds of approximately $381.1 million, after deducting offering expenses. Energen may also issue long-term debt and additional equity periodically to replace short-term obligations, enhance liquidity and provide for permanent financing. As of September 30, 2016, the Company has $554.0 million outstanding under long term note agreements and no outstanding amounts under its revolving credit facility. While we expect to have ongoing access to our credit facility and capital markets, continued access could be adversely affected by current and future economic and business conditions and possible credit rating downgrades.

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

2. DERIVATIVE COMMODITY INSTRUMENTS

We periodically enter into derivative commodity instruments to hedge our exposure to price fluctuations on oil, natural gas liquids and natural gas production. These derivative commodity instruments are accounted for as mark-to-market transactions with gains or losses recognized in the period of change in gain (loss) on derivative instruments, net. Such instruments may include over-the-counter (OTC) swaps, options and basis swaps typically executed with investment and commercial banks and energy-trading firms. Derivative transactions are pursuant to standing authorizations by the Board of Directors, which do not authorize speculative positions.

The following tables detail the offsetting of derivative assets and liabilities as well as the fair values of derivatives on the balance sheets:

(in thousands)	September 30, 2016
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments
Assets
Derivative instruments	$8,308	$(4,655)	$3,653	$—	$—	$3,653
Noncurrent derivative instruments	170	(170)	—	—	—	—
Total derivative assets	8,478	(4,825)	3,653	—	—	3,653
Liabilities
Derivative instruments	29,564	(4,655)	24,909	—	—	24,909
Noncurrent derivative instruments	6,213	(170)	6,043	—	—	6,043
Total derivative liabilities	35,777	(4,825)	30,952	—	—	30,952
Total derivatives	$(27,299)	$—	$(27,299)	$—	$—	$(27,299)

(in thousands)	December 31, 2015
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments *
Assets
Derivative instruments	$72,563	$(15,600)	$56,963	$—	$—	$56,963
Liabilities
Derivative instruments	16,059	(15,600)	459	—	—	459
Total derivatives	$56,504	$—	$56,504	$—	$—	$56,504
*All derivative instruments were current at December 31, 2015.

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net loss position with eleven of our active counterparties and in a net gain position with the remaining four at September 30, 2016. The significant counterparty net gain positions at September 30, 2016, Morgan Stanley Capital Group Inc. and BP Corporation North America Inc., constituted approximately $2.0 million and $1.0 million, respectively, of Energen’s total net loss on fair value of derivatives.

The following table details the effect of open and closed derivative commodity instruments not designated as hedging instruments on the income statement:

(in thousands)	Location on Statements of Income	Three months ended September 30, 2016	Three months ended September 30, 2015
Gain recognized in income on derivatives	Gain (loss) on derivative instruments, net	$20,412	$107,173

(in thousands)	Location on Statements of Income	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Gain (loss) recognized in income on derivatives	Gain (loss) on derivative instruments, net	$(40,005)	90,245

As of September 30, 2016, Energen had entered into the following transactions for the remainder of 2016 and subsequent years:

Production Period	Description	Total Hedged Volumes		Average Contract Price
Oil
2016	NYMEX Swaps	2,282 MBbl		$45.23 Bbl
2017	NYMEX Swaps	4,080 MBbl		$47.97 Bbl
	NYMEX Three-Way Collars	4,440 MBbl
	Ceiling sold price (call)			$62.11 Bbl
	Floor purchased price (put)			$45.00 Bbl
	Floor sold price (put)			$35.00 Bbl
Oil Basis Differential
2016	WTI/WTI Basis Swaps	1,881	MBbl	$(1.92) Bbl
2016	WTS/WTI Basis Swaps	514	MBbl	$(1.64) Bbl
Natural Gas Liquids
2017	Liquids Swaps	45.4	MMGal	$0.52 Gal
Natural Gas
2016	Basin Specific Swaps - Permian	1.8	Bcf	$2.30 Mcf
2017	Basin Specific Swaps - Permian	14.7	Bcf	$2.85 Mcf
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

As of September 30, 2016, the maximum term over which Energen has hedged exposures to the variability of cash flows is through December 31, 2017.

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

No transfers between fair value hierarchy levels occurred during the three months and nine months ended September 30, 2016.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Energen classifies the fair value of multiple derivative instruments executed under master netting arrangements as net derivative assets and liabilities. The following fair value hierarchy tables present information about Energen’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2016
(in thousands)	Level 2	Level 3	Total
Assets:
Derivative instruments	$4,094	$(441)	$3,653
Total assets	4,094	(441)	3,653
Liabilities:
Derivative instruments	(21,782)	(3,127)	(24,909)
Noncurrent derivative instruments	(5,314)	(729)	(6,043)
Total liabilities	(27,096)	(3,856)	(30,952)
Net derivative liability	$(23,002)	$(4,297)	$(27,299)

	December 31, 2015
(in thousands)	Level 2	Level 3	Total
Assets:
Derivative instruments	$69,864	$(12,901)	$56,963
Liabilities:
Derivative instruments	2,699	(3,158)	(459)
Net derivative asset (liability)	$72,563	$(16,059)	$56,504

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
At September 30, 2016, Energen had interest rate swap agreements with a notional value of $16.7 million. The interest rate swaps exchange a variable interest rate for a fixed interest rate of 1.0425 percent. The fair value of our interest rate swaps was approximately$14,100 and a $0.2 million liability at September 30, 2016 and December 31, 2015, respectively, and is classified as Level 2 fair value liabilities. The fair value of our interest rate swaps are recognized on a gross basis in accounts payable on the balance sheets.

Level 3 Fair Value Instruments: Energen prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its Level 3 instruments. We estimate that a 10 percent increase or decrease in commodity prices would result in an approximate $7.0 million change in the fair value of open Level 3 derivative contracts and to the results of operations.

The table below sets forth a summary of changes in the fair value of Energen’s Level 3 derivative commodity instruments as follows:

	Three months ended
	September 30,
(in thousands)	2016	2015
Balance at beginning of period	$(10,650)	$(14,063)
Realized gains (losses)	(4,610)	(2,820)
Unrealized gains (losses) relating to instruments held at the reporting date*	6,353	(3,569)
Settlements during period	4,610	2,820
Balance at end of period	$(4,297)	$(17,632)

	Nine months ended
	September 30,
(in thousands)	2016	2015
Balance at beginning of period	$(16,059)	$24,436
Realized gains (losses)	(11,526)	10,994
Unrealized gains (losses) relating to instruments held at the reporting date*	11,762	(42,068)
Settlements during period	11,526	(10,994)
Balance at end of period	$(4,297)	$(17,632)
*Includes $1.5 million in mark-to-market gains and $1.6 million in mark-to-market losses for the three months and nine months ended September 30, 2016, respectively. Includes $5.4 million and $20.2 million in mark-to-market losses for the three months and nine months ended September 30, 2015, respectively.

The table below sets forth quantitative information about Energen’s Level 3 fair value measurements of derivative commodity instruments as follows:

(in thousands, except price data)	Fair Value as of September 30, 2016	Valuation Technique*	Unobservable Input*	Range
Oil Basis - WTI/WTI
2016	$(1,845)	Discounted Cash Flow	Forward Basis	($0.45 - $0.82) Bbl
Oil Basis - WTS/WTI
2016	$(36)	Discounted Cash Flow	Forward Basis	($1.50 - $1.53) Bbl
Natural Gas Liquids
2017	$(954)	Discounted Cash Flow	Forward Basis	$0.54 Gal
Natural Gas Basis - Permian
2016	$(997)	Discounted Cash Flow	Forward Basis	($0.07 - $0.11) Mcf
2017	$(465)	Discounted Cash Flow	Forward Basis	($0.19 - $0.21) Mcf
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

These assumptions are classified as Level 3 fair value. See Note 13, Asset Impairment, for impairments recognized by Energen during the three and nine months ended September 30, 2016 and 2015.
Financial Instruments not Carried at Fair Value
The stated value of cash and cash equivalents, short-term investments, accounts receivable (net of allowance), and short-term debt approximates fair value due to the short maturity of the instruments. The Company invested in certain short-term investments that qualify and were classified as cash and cash equivalents. Energen had allowance for doubtful accounts of $0.6 million and $0.7 million at September 30, 2016 and December 31, 2015, respectively. The fair value of Energen’s long-term debt, including the current portion, was approximately $548.5 million and $690.1 million and had a carrying value of $554.0 million and $776.5 million at September 30, 2016 and December 31, 2015, respectively. The fair values are based on market prices of similar debt issues having the same remaining maturities, redemption terms and credit rating. Short-term debt is classified as Level 1 fair value and long-term debt is classified as Level 2 fair value.

4. LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)	September 30, 2016	December 31, 2015
Credit facility	$—	$222,500
7.40% Medium-term Notes, Series A, due July 24, 2017	2,000	2,000
7.36% Medium-term Notes, Series A, due July 24, 2017	15,000	15,000
7.23% Medium-term Notes, Series A, due July 28, 2017	2,000	2,000
7.32% Medium-term Notes, Series A, due July 28, 2022	20,000	20,000
7.60% Medium-term Notes, Series A, due July 26, 2027	5,000	5,000
7.35% Medium-term Notes, Series A, due July 28, 2027	10,000	10,000
7.125% Medium-term Notes, Series B, due February 15, 2028	100,000	100,000
4.625% Notes, due September 1, 2021	400,000	400,000
Total	554,000	776,500
Less amounts due within one year	19,000	—
Less unamortized debt discount	394	413
Less unamortized debt issuance costs	2,263	2,537
Total	$532,343	$773,550

The aggregate maturities of Energen’s long-term debt outstanding at September 30, 2016 are as follows:

(in thousands)
Remaining 2016	2017	2018	2019	2020	2021 and thereafter
$—	$19,000	$—	$—	$—	$535,000

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

Credit Facility: On September 2, 2014, Energen entered into a five-year syndicated secured credit facility with domestic and foreign lenders. On April 13, 2016, the borrowing base and aggregate commitments were reduced to $1.05 billion in association with the semi-annual redetermination required under the agreement. On October 25, 2016, the borrowing base was reaffirmed with no changes. Energen’s obligations under the syndicated credit facility are unconditionally guaranteed by Energen Resources. Subject to release of collateral in certain periods upon the achievement of certain investment grade ratings from designated ratings agencies, the credit facility is collateralized by certain assets of Energen, including a pledge of equity interests in subsidiaries of Energen other than Energen Resources, and by mortgages on substantially all of Energen Resources’ oil and natural gas properties. The current credit facility qualifies for classification as long-term debt on the consolidated balance sheets. The financial covenants of the credit facility require Energen to maintain a ratio of total debt to consolidated income before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and other non-cash income and expenses (EBITDAX) less than or equal to 4.0 to 1.0; to maintain a ratio of consolidated current assets (adjusted to include amounts available for borrowings and exclude non-cash derivative instruments) to consolidated current liabilities (adjusted to exclude maturities under the credit facility and non-cash derivative instruments) greater than or equal to 1.0 to 1.0; and, during certain periods, to maintain a ratio of the net present value of proved reserves of our oil and natural gas properties to consolidated total debt greater than or equal to 1.50 to 1.0. We are also bound by covenants which limit our ability to incur additional indebtedness, make certain distributions or alter our corporate structure. Energen may not pay dividends during an event of default if the payment would result in an event of default or if availability is less than 10 percent of the loan limit under the credit facility. Our credit facility also limits our ability to enter into commodity hedges based on projected production volumes. In addition, the terms of our credit facility limit the amount we can borrow to a borrowing base amount which is determined by our lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria including commodity price outlook. The borrowing base amount is subject to redetermination semi-annually and for event-driven unscheduled redeterminations. Our next scheduled redetermination is April 1, 2017.

Under the credit facility, a cross default provision provides that any debt default of more than $75 million by Energen or Energen Resources will constitute an event of default by Energen.

Upon an uncured event of default under the credit facility, all amounts owing under the credit facility, if any, depending on the nature of the event of default will automatically, or may upon notice by the administrative agent or the requisite lenders thereunder, become immediately due and payable and the lenders may terminate their commitments under the defaulted facility. Energen was in compliance with the terms of its credit facility as of September 30, 2016.

The following is a summary of information relating to Energen’s credit facility:

(in thousands)	September 30, 2016	December 31, 2015
Credit facility outstanding	$—	$222,500
Available for borrowings	1,050,000	1,177,500
Total borrowing commitments	$1,050,000	$1,400,000
Maximum amount outstanding at any month-end	$214,500	$685,000
Average daily amount outstanding	$44,938	$358,929
Weighted average interest rates based on:
Average daily amount outstanding	1.72%	1.60%
Amount outstanding at period-end	—%	1.64%

Energen’s interest expense was $9.0 million and $27.9 million for the three months and nine months ended September 30, 2016, respectively. Interest expense for Energen was $10.1 million and $33.1 million for the three months and nine months ended September 30, 2015, respectively. For the three months and nine months ended September 30, 2016, Energen’s total interest expense included debt issuance costs related to long-term debt, including our credit facility, of $0.8 million and $2.5 million, respectively. Energen’s total interest expense for the three months and nine months ended September 30, 2015 included debt issuance costs related to long-term debt, including our credit facility, of $0.8 million and $2.5 million, respectively. Energen had capitalized interest of $0.1 million for both the three months and nine months ended September 30, 2016. Energen had no capitalized interest for the three months ended September 30, 2015 and capitalized interest for the nine months ended September 30, 2015 was not significant. At September 30, 2016, Energen paid commitment fees on the unused portion of the available credit facility at a current annual rate of 30 basis points. Energen paid commitment fees of $0.8 million and $2.6 million for the three months and nine months ended September 30, 2016, respectively. Commitment fees for Energen were $1.1 million and $3.1 million for the three months and nine months ended September 30, 2015, respectively.

5. RECONCILIATION OF EARNINGS PER SHARE (EPS)

	Three months ended			Three months ended
(in thousands, except per share amounts)	September 30, 2016			September 30, 2015
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic EPS	$53,314	97,068	$0.55	$(227,904)	78,742	$(2.89)
Effect of dilutive securities
Stock options		54			—
Non-vested restricted stock		217			—
Performance share awards		172			—
Diluted EPS	$53,314	97,511	$0.55	$(227,904)	78,742	$(2.89)

	Nine months ended			Nine months ended
(in thousands, except per share amounts)	September 30, 2016			September 30, 2015
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Loss	Shares	Amount
Basic EPS	$(113,043)	93,602	$(1.21)	$(354,925)	75,125	$(4.72)
Effect of dilutive securities
Stock options		—			—
Non-vested restricted stock		—			—
Performance share awards		—			—
Diluted EPS	$(113,043)	93,602	$(1.21)	$(354,925)	75,125	$(4.72)

In periods of loss, shares that otherwise would have been included in diluted average common shares outstanding are excluded. The Company had 275,005 of excluded shares for the nine months ended September 30, 2016. The Company had 354,479 and 374,294 of excluded shares for the three months and nine months ended September 30, 2015, respectively.

Energen had the following shares that were excluded from the computation of diluted EPS, as inclusion would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Stock options	163	114	691	114
Performance share awards	—	120	—	120

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

Stock Repurchase Program
During the three months and nine months ended September 30, 2016, Energen had non-cash purchases of approximately $0.1 million and $2.6 million, respectively, of Energen common stock in conjunction with tax withholdings on our non-qualified deferred compensation plan and other stock compensation. Energen had non-cash purchases of Energen common stock of $23,000 and $4.4 million during the three months and nine months September 30, 2015. Energen utilized internally generated cash flows in payment of the related tax withholdings.

8. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for Energen’s defined benefit non-contributory pension plan and certain nonqualified supplemental pension plans were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Components of net periodic benefit cost:
Interest cost	$—	$204	—	612
Actuarial loss	—	184	—	553
Settlement charge	—	546	3,325	3,909
Net periodic expense	$—	$934	$3,325	$5,074

Energen’s non-qualified supplemental retirement plans were terminated effective December 31, 2014. Distributions under the plans were partially made in the first quarter of 2015 with the remainder of approximately $14.5 million paid in the first quarter of 2016. The Company expects to make no additional benefit payments with respect to the termination of the non-qualified supplemental retirement plans. In the first quarter of 2016 and 2015, Energen incurred a settlement charge of $3.3 million and $2.5 million, respectively, for the payment of lump sums from the non-qualified supplemental retirement plans. Also in the three months ended and nine months ended September 30, 2015, Energen incurred settlement charges of $0.5 million and $1.4 million, respectively, for the payment of lump sums from the qualified defined benefit pension plans.

The components of net periodic postretirement benefit expense for Energen’s postretirement benefit plan were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$24	$98	$71	$294
Interest cost	52	117	170	350
Expected long-term return on assets	(68)	(114)	(248)	(343)
Prior service cost amortization	(113)	—	(351)	—
Settlement charge	—	—	45	—
Curtailment gain	—	—	(816)	—
Net periodic (income) expense	$(105)	$101	$(1,129)	$301

There are no required contributions to the postretirement benefit plan during 2016. In first quarter of 2016, Energen incurred a curtailment gain of $0.8 million in connection with the reduction in workforce.

9. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Under various agreements for third-party gathering, treatment, transportation or other services, Energen is committed to deliver minimum production volumes or to pay certain costs in the event the minimum quantities are not delivered. These delivery commitments are approximately 4.5 million barrels of oil equivalent (MMBOE) through October 2020.

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

On November 4, 2015, Energen Resources filed a quiet title action against Endeavor Energy Resources, L.P. in the District Court of Howard County, Texas, to remove a cloud on the title to approximately 10,000 acres leased by Energen Resources in that county. Energen Resources believes the cloud on title arises from a prior, unreleased but partially terminated oil and gas lease covering the leased lands. Endeavor filed a counterclaim alleging Energen Resources tortiously interfered with a prospective contract seeking $300 million in damages. On April 28, 2016, the trial judge ruled with respect to the acreage not held by production that Endeavor’s lease terminated prior to the date Energen Resources entered into its lease and additionally ruled that Endeavor’s claim for tortuous interference will be dismissed with prejudice. The order left several ancillary issues for a later ruling. In November 2016, the trial judge entered a final and appealable judgment with respect to the remaining issues. An appeal by Endeavor is expected.

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

Energen Resources appealed the Order in 2011 and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order and Energen Resources appealed the Revised Order. In the Revised Order, ONRR ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. At ONRR’s request the Revised Order was also remanded in August 2015. On April 15, 2016 ONRR issued its Second Revised Order. The Second Revised Order directs Energen Resources to pay additional royalties of $189,000, replacing the previous demand of $129,700. Energen had previously estimated that application of the ONRR position to all of the Company’s federal leases would result in ONRR claims up to approximately $24 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen plans to appeal and vigorously contest the Second Revised Order, the predecessor orders and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of September 30, 2016.

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

The following table sets forth capitalized exploratory well costs and includes additions pending determination of proved reserves, reclassifications to proved reserves and costs charged to expense:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Capitalized exploratory well costs at beginning of period	$37,438	$99,926	$103,588	$119,439
Additions pending determination of proved reserves	88,879	113,734	250,782	533,255
Reclassifications due to determination of proved reserves	(44,564)	(82,325)	(272,617)	(521,359)
Capitalized exploratory well costs at end of period	$81,753	$131,335	$81,753	$131,335

The following table sets forth capitalized exploratory well costs:

(in thousands)	September 30, 2016	December 31, 2015
Exploratory wells in progress (drilling rig not released)	$33,818	$1,760
Capitalized exploratory well costs capitalized for a period of one year or less	41,048	101,828
Capitalized exploratory well cost for a period greater than one year	6,887	—
Total capitalized exploratory well costs	$81,753	$103,588

At September 30, 2016, Energen had 46 gross exploratory wells either drilling or waiting on results from completion and testing in the Permian Basin. As of September 30, 2016, the Company had two gross wells capitalized greater than a year. These wells are scheduled for completion during 2017. No wells were capitalized for a period greater than one year as of December 31, 2015.

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

The following table reflects the components of the change in Energen’s ARO balance:

(in thousands)
Balance as of December 31, 2015	$89,990
Liabilities incurred	230
Liabilities settled	(660)
Accretion expense	5,092
Reclassification associated with held for sale properties*	(1,715)
Balance as of September 30, 2016	$92,937
*Adjustment to the reclassification of the asset retirement obligation associated with a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides changes in the components of accumulated other comprehensive income (loss), net of the related income tax effects.

(in thousands)
Balance as of December 31, 2015	$263
Other comprehensive income (loss) before reclassifications	(9)
Amounts reclassified from accumulated other comprehensive income (loss)	1,671
Change in accumulated other comprehensive income (loss)	1,662
Balance as of September 30, 2016	$1,925

The following table provides details of the reclassifications out of accumulated other comprehensive income (loss).

	Three months ended
	September 30,
	2016	2015
(in thousands)	Amounts Reclassified		Line Item Where Presented
Pension and postretirement plans:
Prior service cost	$114	$—	General and administrative
Actuarial losses	—	(730)	General and administrative
Total pension and postretirement plans	114	(730)
Income tax expense	(43)	256
Net of tax	71	(474)
Total reclassifications for the period	$71	$(474)

	Nine months ended
	September 30,
	2016	2015
(in thousands)	Amounts Reclassified		Line Item Where Presented
Pension and postretirement plans:
Prior service cost	$352	$—	General and administrative
Actuarial losses	(3,058)	(4,462)	General and administrative
Total pension and postretirement plans	(2,706)	(4,462)
Income tax expense	1,035	1,561
Net of tax	(1,671)	(2,901)
Total reclassifications for the period	$(1,671)	$(2,901)

13. ASSET IMPAIRMENT

Impairments recognized by Energen are presented below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Permian Basin oil properties
Central Basin Platform	$—	$371,593	$187,043	$423,067
Delaware Basin	—	18,653	21,288	22,983
San Juan Basin properties	—	—	7,519	—
Permian Basin unproved leasehold properties	587	9,148	4,722	20,092
San Juan Basin unproved leasehold properties	—	—	40	248
Total asset impairments	$587	$399,394	$220,612	$466,390

Non-cash impairment writedowns are reflected in asset impairment on the consolidated income statement.

Permian Basin: During the first quarter of 2016, Energen recognized non-cash impairment writedowns in the Permian Basin of $208.3 million to adjust the carrying amount of these properties to their fair value. We estimate future discounted cash flows in determining fair value using commodity assumptions, which are based on the commodity price curve for five years and then escalated at 3 percent through our assumed price cap. Our commodity price assumptions declined in the first quarter of 2016 by approximately 5 percent for oil and 4 percent for natural gas in comparable periods. During the third quarter of 2015, Energen recognized non-cash impairment writedowns of $390.2 million due to commodity price declines. Our commodity price assumptions declined over the third quarter of 2015 by approximately 19 percent for oil and 12 percent for natural gas in comparable periods. During the second quarter of 2015, Energen recognized non-cash impairment writedowns on certain properties in the Central Basin Platform of $51.5 million. Estimated future cash flows were revised due to the receipt of an unsolicited offer for these properties. During the first quarter of 2015, Energen recognized a non-cash impairment writedown of $4.3 million in the Delaware Basin.

In the year-to-date 2016, Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties in the Delaware Basin and the Central Basin Platform of $4.7 million. Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties in the Delaware Basin of $20.1 million during the year-to-date 2015.

San Juan Basin: During the first quarter of 2016, Energen recognized non-cash impairment writedowns on held for sale properties in the San Juan Basin of $7.5 million to adjust the carrying amount of these properties to their fair value.

14. ACQUISITION AND DISPOSITION OF PROPERTIES

During June, July and August of 2016, Energen completed a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico for an aggregate purchase price of $552 million. These transactions had closing dates of June 3, 7, 30, July 15 and August 9 of 2016 with various effective dates ranging from March 1, 2016 to June 30, 2016. Minor portions of the assets were transferred to other parties upon the exercise in the ordinary course of business of preferential purchase rights under pre-existing joint operating agreements. Pre-tax proceeds to Energen were approximately $536.5 million after purchase price adjustments of approximately $15 million related to the operations of the properties subsequent to the effective dates and other one-time adjustments including transfer payments and certain amounts due the buyer, but before consideration of transaction costs of approximately $5 million. Energen recognized pre-tax gains of $91.4 million and $252.4 million in the three months and nine months ended September 30, 2016, respectively, on the sales. Energen used proceeds from the sale to fund ongoing operations.

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

Summarized below are the consolidated results of operations for the three months and nine months ended September 30, 2016 and 2015, on an unaudited pro forma basis which gives effect to the series of asset sales in the Permian Basin and in the San Juan Basin as if they had occurred at the beginning of the earliest period presented. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above nor are they indicative of results of the future operations of the enterprises.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Total revenues	$182,223	$275,813	$388,603	$597,253
Net loss	$(5,899)	$(219,605)	$(252,664)	$(354,409)
Diluted earnings per average common share	$(0.06)	$(2.79)	$(2.70)	$(4.72)
Basic earnings per average common share	$(0.06)	$(2.79)	$(2.70)	$(4.72)

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

Energen completed an estimated $134.9 million in various purchases and renewals of unproved leasehold largely in the Permian Basin, including approximately $77 million of acreage purchased in Lea County, New Mexico, during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, Energen completed an estimated total of $61.1 million in various purchases of unproved leasehold.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. This update increases transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendment is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Energen is currently evaluating the potential impact of the adoption of this ASU on its consolidated financial statements.

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

FINANCIAL AND OPERATING PERFORMANCE

Overview of Third Quarter and Year-to-Date 2016 Results and Activities
During the third quarter of 2016 as compared to the same period in the prior year, we:

•	completed a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico for an aggregate purchase price of $257.5 million and

•	realized a 22.6 percent decrease in oil, natural gas liquids and natural gas production expense.

During the nine months ended September 30, 2016 as compared to the same period in the prior year, we:

•	expanded development and exploratory activities in the Permian Basin increasing production by 365 thousand barrels of oil equivalent (MBOE);

•	experienced a significant decline in commodity prices;

•	completed a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico for an aggregate purchase price of $552 million;

•	issued 18,170,000 additional shares of common stock through a public equity offering receiving net proceeds of approximately $381.1 million and

•	realized a 20.7 percent decrease in general and administrative (G&A) expense and a 24.5 percent decrease in oil, natural gas liquids and natural gas production expense.

Quarter ended September 30, 2016 vs. quarter ended September 30, 2015
Energen had net income of $53.3 million ($0.55 per diluted share) for the three months ended September 30, 2016 as compared with a net loss of $227.9 million ($2.89 per diluted share) for the same period in the prior year. This change in net income was primarily the result of:

•	non-cash impairments in 2015 on certain oil properties primarily in the Central Basin Platform of the Permian Basin (approximately $249.6 million after-tax);

•	gain in the third quarter of 2016 on a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin (approximately $59.3 million after-tax);

•	decreased depreciation, depletion and amortization (DD&A) expense (approximately $26.8 million after-tax);

•
increased year-over-year after-tax gains of $16.9 million on open derivatives (resulting from an after-tax $16.1 million non-cash gain on open derivatives for the third quarter of 2016 and an after-tax $0.8 million non-cash loss on open derivatives for the third quarter of 2015);

•	decreased oil, natural gas liquids and natural gas production expense (approximately $7.9 million after-tax);

•	unproved leasehold writedowns in 2015 primarily on Permian Basin properties in the Delaware Basin (approximately $5.8 million after-tax);

•	lower production and ad valorem taxes (approximately $1.5 million after-tax);

•	increased natural gas liquids commodity prices (approximately $1.2 million after-tax) and

•	decreased G&A expense (approximately $1.2 million after-tax).

partially offset by:

•	period-over-period loss on closed derivatives (approximately $72.7 million after-tax);

•	decreased oil, natural gas liquids and natural gas production volumes (approximately $10.7 million after-tax) and

•	lower realized oil and natural gas commodity prices (approximately $6.2 million after-tax).

Nine months ended September 30, 2016 vs. nine months ended September 30, 2015
For the 2016 year-to-date, Energen had a net loss of $113.0 million ($1.21 per diluted share) as compared with net loss of $354.9 million ($4.72 per diluted share) for the same period in the prior year. This change in net loss was primarily the result of:

•	period-over-period loss on closed derivatives (approximately $175.2 million after-tax);

•
non-cash impairments on certain Permian Basin oil properties primarily in the Central Basin Platform (approximately $120.4 million after-tax) and the Delaware Basin (approximately $13.6 million after-tax);

•	lower realized oil, natural gas liquids and natural gas commodity prices (approximately $72.2 million after-tax);

•	gain in 2015 on sale of the majority of our natural gas assets in the San Juan Basin (approximately $17.3 million after-tax);

•	decreased oil and natural gas production volumes (approximately $16.3 million after-tax);

•	non-cash impairments on certain properties in the San Juan Basin (approximately $4.8 million after-tax) and

•	unproved leasehold writedowns primarily on Permian Basin properties in the Delaware Basin and Central Basin Platform (approximately $2.9 million after-tax).

partially offset by:

•	non-cash impairments in 2015 on certain oil properties in the Central Basin Platform of the Permian Basin (approximately $285.3 million after-tax);

•	gain in the year-to-date 2016 on a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin (approximately $162.3 million after-tax);

•
lower year-over-year after-tax losses of $91.1 million on open derivatives (resulting from an after-tax $23.1 million non-cash loss on open derivatives for the first nine months of 2016 and an after-tax $114.2 million non-cash loss on open derivatives for the first nine months of 2015);

•	decreased DD&A expense (approximately $57.6 million after-tax);

•	decreased oil, natural gas liquids and natural gas production expense (approximately $27.7 million after-tax);

•	unproved leasehold writedowns in 2015 primarily on Permian Basin properties in the Delaware Basin (approximately $13 million after-tax);

•	decreased G&A expense (approximately $12.6 million after-tax);

•	lower production and ad valorem taxes (approximately $8 million after-tax);

•	lower exploration expense (approximately $6.8 million after-tax) and

•	lower interest expense (approximately $3.4 million after-tax).

Outlook
Capital Estimate: Energen plans to continue investing in oil and natural gas production operations. In the 2016 year-to-date, Energen has invested approximately $428 million on its oil and natural gas capital program and expects the total for 2016 to range from $440 million to $485 million, primarily all of which is for existing properties and exploration. In addition to drilling and development, Energen has invested approximately $135 million on unproved leasehold acquisitions in the 2016 year-to-date to acquire acreage and renew leases, including adding approximately 7,900 net acres in the core Delaware and Midland basins through bolt-on acquisitions.

Capital expenditures in the Permian Basin by area during 2016 are planned as follows:

(in thousands)	2016
Midland Basin	$ 300-340
Delaware Basin	130-135
ARO/Other	10
Total	$ 440-485

Energen estimates capital spending for 2017 to range from $700 million to $800 million, all of which is for existing properties and exploration. To finance our capital spending, we expect to use cash on hand and cash flow from operations supplemented, if necessary, by our existing five-year syndicated credit facility. Capital spending is required to offset declines in production and proved oil and natural gas reserves. Future success in maintaining and growing reserves and production is highly dependent on the results of our drilling program and our ability to add reserves economically during a challenging market for crude oil and natural gas.

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

Results of Operations
The following table summarizes information regarding our production and operating data.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except sales price and per unit data)	2016	2015	2016	2015
Operating and production data
Oil, natural gas liquids and natural gas sales
Oil	$138,388	$160,531	$386,905	$491,158
Natural gas liquids	12,067	11,001	34,584	36,616
Natural gas	13,518	16,866	36,885	67,736
Total	$163,973	$188,398	$458,374	$595,510
Open non-cash mark-to-market gains (losses) on derivative instruments
Oil	$22,984	$5,760	$(33,444)	$(149,743)
Natural gas liquids	(954)	—	(954)	—
Natural gas	2,992	(6,924)	(1,462)	(27,939)
Total	$25,022	$(1,164)	$(35,860)	$(177,682)
Closed gains (losses) on derivative instruments
Oil	$(4,118)	$98,072	$(5,321)	$230,885
Natural gas	(492)	10,265	1,176	37,042
Total	$(4,610)	$108,337	$(4,145)	$267,927
Total revenues	$184,385	$295,571	$418,369	$685,755
Production volumes
Oil (MBbl)	3,325	3,610	10,269	10,439
Natural gas liquids (MMgal)	41.2	44.4	126.0	125.5
Natural gas (MMcf)	5,958	7,362	20,700	27,774
Total production volumes (MBOE)	5,298	5,893	16,719	18,055
Average daily production volumes
Oil (MBbl/d)	36.1	39.2	37.5	38.2
Natural gas liquids (MMgal/d)	0.4	0.5	0.5	0.5
Natural gas (MMcf/d)	64.8	80.0	75.5	101.7
Total average daily production volumes (MBOE/d)	57.6	64.1	61.0	66.1
Average realized prices excluding effects of open non-cash mark-to-market derivative instruments
Oil (per barrel)	$40.38	$71.64	$37.16	$69.17
Natural gas liquids (per gallon)	$0.29	$0.25	$0.27	$0.29
Natural gas (per Mcf)	$2.19	$3.69	$1.84	$3.77
Average realized prices excluding effects of all derivatives instruments
Oil (per barrel)	$41.62	$44.47	$37.68	$47.05
Natural gas liquids (per gallon)	$0.29	$0.25	$0.27	$0.29
Natural gas (per Mcf)	$2.27	$2.29	$1.78	$2.44
Costs per BOE
Oil, natural gas liquids and natural gas production expenses	$7.98	$9.26	$7.94	$9.74
Production and ad valorem taxes	$2.07	$2.27	$2.00	$2.54
Depreciation, depletion and amortization	$20.42	$25.42	$20.61	$24.04
Exploration expense	$—	$0.08	$0.11	$0.68
General and administrative	$4.10	$4.01	$4.47	$5.23
Capital expenditures	$211,393	$240,516	$428,443	$918,798

Revenues: Our revenues fluctuate primarily as a result of realized commodity prices, production volumes and the value of our derivative contracts. Our revenues are predominantly derived from the sale of oil, natural gas liquids and natural gas.
In the third quarter of 2016, commodity sales decreased $24.4 million or 13 percent from the same period of 2015. In the nine months ended September 30, 2016, commodity sales decreased $137.1 million or 23 percent from the same period of 2015. Particular factors impacting commodity sales include the following:

•
Oil volumes in the third quarter decreased 7.9 percent to 3,325 thousand barrels (MBbl) as decreased drilling activity in the Midland Basin Wolfberry, 3rd Bone Spring in the Delaware Basin and the Central Basin Platform led to production declines along with production declines associated with a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico that were largely offset by new well performance in the horizontal Wolfcamp and Spraberry in the Midland Basin. For the year-to-date, oil volumes fell 1.6 percent to 10,269 MBbl.

•
Average realized oil prices fell 6.4 percent to $41.62 per barrel during the three months ended September 30, 2016. Average realized oil prices decreased 19.9 percent to $37.68 per barrel during the nine months ended September 30, 2016.

•
Natural gas liquids production for the current quarter declined 7.2 percent to 41.2 million gallons (MMgal). Production declines in the Midland Basin Wolfberry and 3rd Bone Spring in the Delaware Basin and declines from the asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico were partially offset by new well performance in the horizontal Wolfcamp and Spraberry in the Midland Basin. For the year-to-date, natural gas liquids production rose slightly to 126 MMgal primarily due to new completions in the Midland Basin Wolfcamp and Spraberry offset partially by the sale of natural gas assets in the San Juan Basin.

•
Average realized natural gas liquids prices rose 16 percent to an average price of $0.29 per gallon during the third quarter of 2016. Average realized natural gas liquids prices decreased 6.9 percent to an average price of $0.27 per gallon during the nine months ended September 30, 2016.

•
Natural gas production decreased 19.1 percent to 6 billion cubic feet (Bcf) in the third quarter and 25.5 percent to 20.7 Bcf in the nine months ended September 30, 2016. These decreases in both the quarter and year-to-date were primarily due to the sale of natural gas assets in the San Juan Basin and production declines in the 3rd Bone Spring in the Delaware Basin partially offset by increases in the horizontal Wolfcamp and Spraberry in the Midland Basin.

•
Average realized natural gas prices declined 1 percent to $2.27 per thousand cubic feet (Mcf) during the three months ended September 30, 2016. For the current year-to-date, average realized natural gas prices fell 27 percent to $1.78 per Mcf.

Realized prices exclude the effects of derivative instruments.

Gains on derivative instruments were $20.4 million in the third quarter of 2016 compared to gains of $107.2 million in the same period of 2015. Losses on derivative instruments were $40.0 million in the nine months ended September 30, 2016 compared to gains of $90.2 million in the same period of 2015. Our earnings are significantly affected by the changes of our derivative instruments. Increases or decreases in the expected commodity price outlook generally result in the opposite effect on the fair value of our derivatives. However, these gains and losses are generally expected to be offset by the unhedged price on the related commodities.
Oil, natural gas liquids and natural gas production expense: The following table provides the components of our oil, natural gas liquids and natural gas production expenses:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per unit data)	2016	2015	2016	2015
Lease operating expenses	$26,992	$33,782	$88,178	$108,184
Workover and repair costs	12,329	17,571	35,440	51,910
Marketing and transportation	2,959	3,245	9,229	15,839
Total oil, natural gas liquids and natural gas production expense	$42,280	$54,598	$132,847	$175,933
Oil, natural gas liquids and natural gas production expense per BOE	$7.98	$9.26	$7.94	$9.74

Energen had oil, natural gas liquids and natural gas production expense of $42.3 million and $132.8 million during the three months and nine months ended September 30, 2016, respectively, as compared to $54.6 million and $175.9 million during the same period in 2015. Lease operating expense may be positively or negatively impacted by property acquisitions and dispositions and also generally reflects year-over-year increases in the number of active wells resulting from Energen’s ongoing development and exploratory activities. Overall lease operating expense was positively impacted in the year-to-date by the prior year sale of certain San Juan Basin natural gas assets.

•
Lease operating expense declined $6.8 million for the quarter largely due to decreased water disposal costs (approximately $1.8 million), decreased non-operated costs (approximately $1.3 million), lower other operations and maintenance expense (approximately $0.9 million), lower equipment rental costs (approximately $0.7 million), lower labor costs (approximately $0.7 million), decreased environmental compliance expense (approximately $0.7 million) and lower gathering costs (approximately $0.4 million). On a per unit basis, the average lease operating expense for the current quarter was $5.09 per barrel of oil equivalent (BOE) as compared to $5.72 per BOE in the same period a year ago.

•
In the year-to-date, lease operating expense decreased $20 million largely due to decreased water disposal costs (approximately $7 million), lower other operations and maintenance expense (approximately $3.2 million), decreased non-operated costs (approximately $3.2 million), lower labor costs (approximately $3.1 million), decreased gathering costs (approximately $2.7 million), decreased environmental compliance expense (approximately $1.1 million) and decreased electrical costs (approximately $1.1 million) partially offset by higher equipment rental costs (approximately $1.4 million) and increased chemical and treatment costs (approximately $0.9 million). On a per unit basis, the average lease operating expense for the nine months ended September 30, 2016 was $5.27 per BOE as compared to $5.98 per BOE in the same period a year ago.

Workover and repair costs decreased approximately $5.2 million in the three months ended September 30, 2016 and $16.5 million in the year-to-date primarily due to lower incidence of well failures and reduced costs of services and materials.

In the three months ended September 30, 2016, marketing and transportation costs decreased $0.3 million and $6.6 million in the year-to-date. The year-to-date decline was primarily due to lower natural gas volumes as a result of the prior year sale of certain San Juan Basin natural gas assets.

Production and ad valorem taxes: Production and ad valorem taxes were $11.0 million ($2.07 per BOE) and $33.4 million ($2.00 per BOE) during the three months and nine months ended September 30, 2016, respectively, as compared to $13.4 million ($2.27 per BOE) and $45.8 million ($2.54 per BOE) during the same periods in 2015. In the current quarter, production-related taxes were $1.5 million lower with approximately $0.5 million attributed to decreased commodity market prices and approximately $1 million attributed to lower net production volumes. In the year-to-date, production-related taxes were $7.1 million lower with approximately $4.8 million attributed to decreased commodity market prices and approximately $2.3 million attributed to lower net production volumes. Commodity market prices exclude the effects of derivative instruments for purposes of determining production taxes. Decreased ad valorem taxes in the quarter and year-to-date were largely driven by the factor adjusted price impact on our Texas oil and natural gas properties.

Depreciation, depletion and amortization: Energen’s DD&A expense for the quarter fell $41.6 million and $89.4 million year-to-date. The average depletion rate for the current quarter was $20.42 per BOE as compared to $25.42 per BOE in the same period a year ago. For the nine months ended September 30, 2016, the average depletion rate was $20.61 per BOE as compared to $24.04 per BOE in the previous period. The decrease in the current quarter and year-to-date per unit depletion rate which contributed approximately $26.3 million and $57 million to the decrease in DD&A expense was largely due to lower rates resulting from asset impairments. Lower net production volumes reduced DD&A expense approximately $15 million and $31.8 million for the quarter and year-to-date, respectively.

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

In the year-to-date 2016, Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties in the Delaware Basin and the Central Basin Platform of $4.7 million. Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties in the Delaware Basin of $20.1 million during the year-to-date 2015.

San Juan Basin: During the first quarter of 2016, Energen recognized non-cash impairment writedowns on held for sale properties in the San Juan Basin of $7.5 million to adjust the carrying amount of these properties to their fair value.

Exploration: The following table provides a detail of our exploration expense:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per unit data)	2016	2015	2016	2015
Geological and geophysical	$6	$31	$1,482	$4,972
Dry hole costs	—	469	16	6,967
Delay rentals and other	12	(7)	282	335
Total exploration expense	$18	$493	$1,780	$12,274
Total exploration expense per BOE	$—	$0.08	$0.11	$0.68

Exploration expense decreased $0.5 million in the third quarter of 2016 and $10.5 million year-to-date primarily due to lower dry hole costs and seismic costs.

General and administrative: The following table provides details of our G&A expense:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per unit data)	2016	2015	2016	2015
General and administrative	$3,504	$3,766	$11,764	$22,437
Benefit and performance-based compensation costs	9,691	6,345	25,977	31,155
Labor costs	8,515	13,520	37,042	40,746
Total general and administrative expense	$21,710	$23,631	$74,783	$94,338
Total general and administrative expense per BOE	$4.10	$4.01	$4.47	$5.23

Total G&A expense decreased $1.9 million for the three months ended September 30, 2016 largely due to decreased labor costs partially offset by increased costs from Energen’s benefit and performance-based compensation plans and higher legal expenses. G&A expense declined $19.6 million for the year-to-date primarily due to decreased costs from Energen’s benefit and performance-based compensation plans, lower legal expenses, decreased labor and decreased professional services partially offset by charges associated with the workforce reduction of $5.0 million. There were no pension costs included in benefit and performance-based compensation plans costs for the three months ended September 30, 2016 as compared to $0.9 million (including settlement expense of $0.5) during the same period in 2015. Included in costs from the benefit and performance-based compensation plans were pension costs of $3.3 million (all of which was settlement expense) for the nine months ended September 30, 2016 as compared to $5.1 million (including settlement expense of $3.9) during the same period in 2015.

(Gain) loss on sale of assets and other: During June, July and August of 2016, Energen completed a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico for an aggregate purchase price of $552 million. These transactions had closing dates of June 3, 7, 30, July 15 and August 9 of 2016 with various effective dates ranging from March 1, 2016 to June 30, 2016. Minor portions of the assets were transferred to other parties upon the exercise in the ordinary course of business of preferential purchase rights under pre-existing joint operating agreements. Pre-tax proceeds to Energen were approximately $536.5 million after purchase price adjustments of approximately $15 million related to the operations of the properties subsequent to the effective dates and other one-time adjustments including transfer payments and certain amounts due the buyer, but before consideration of transaction costs of approximately $5 million. Energen recognized pre-tax gains of $91.4 million and $252.4 million in the three months and nine months ended September 30, 2016, respectively, on the sales. Energen used proceeds from the sale to fund ongoing operations.

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

Interest expense: Interest expense decreased $1.1 million in the third quarter of 2016 and $5.2 million for the nine months ended September 30, 2016. Lower interest in the quarter and year-to-date was primarily due to decreased borrowings under our syndicated credit facility resulting from proceeds on asset sales and our first quarter equity offering.

Income tax expense (benefit): Income tax expense increased $158.8 million for the three months ended September 30, 2016 and$143.5 million in the year-to-date largely due to higher pre-tax income.

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

Net cash provided by operating activities: Net cash provided by operating activities for the nine months ended September 30, 2016 was $201.9 million as compared to $521.9 million for the same period of 2015. Net income in 2016 was impacted overall by the decreased price environment and lower production volumes (including the impact of asset sales) which affected non-cash charges, including depreciation, asset impairment charges, deferred income taxes, gain on sale of assets and the change in derivative fair value. Energen’s working capital was influenced by commodity prices, the timing of payments and recoveries and included pension contributions associated with our non-qualified supplemental retirement plans of $14.6 million during 2016.

Net cash provided by (used in) investing activities: Net cash provided by investing activities for the nine months ended September 30, 2016 was $86.8 million as compared to $630.6 million used in investing activities for the same period of 2015. Energen incurred on a cash basis $450 million in capital expenditures including $292 million largely related to the development of oil and natural gas properties, $22 million for payment of accrued capital costs and $136 million primarily related to unproved leasehold acquisitions. Included in the proceeds from the sale of assets are cash proceeds of $536.5 million from the series of asset sales of certain non-core Permian Basin assets in the Delaware Basin and in the San Juan Basin.

Net cash provided by financing activities: Net cash provided by financing activities for the nine months ended September 30, 2016 was $157.9 million as compared to $107.5 million for the same period of 2015. Net cash provided by financing activities in the year-to-date 2016 was primarily due to the issuance of 18,170,000 shares of common stock largely offset by the repayment of credit facility borrowings.

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

We engage in derivative risk management activities, as discussed below, in order to reduce the risk associated with commodity price fluctuations. Commodity hedges in place for 2016 will help mitigate some of the commodity price volatility; however, we currently have hedges in place for 2016 at lower price levels than in 2015 and may not be able to execute new hedges at acceptable volumes or price levels. At current commodity price levels, the net prices we have received for our 2016 production has declined relative to

2015, and that trend may continue in future periods. See Item 3. Quantitative and Qualitative Disclosures about Market Risk, for a full detail of our hedged volumes.

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

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net loss position with eleven of our active counterparties and in a net gain position with the remaining four at September 30, 2016. Energen has policies in place to limit hedging to not more than 80 percent of our estimated annual production; however, Energen’s credit facility contains a covenant which operates to limit hedging at a lower threshold in certain circumstances.

See Note 3, Fair Value Measurements, in the Condensed Notes to Unaudited Consolidated Financial Statements for information regarding our policies on fair value measurement.

Liquidity
At September 30, 2016, we had $447.9 million of cash on hand and $1.05 billion of committed financing available under our syndicated credit facility. On September 2, 2014, Energen entered into a five-year syndicated secured credit facility with domestic and foreign lenders. On April 13, 2016, our committed financing available under our credit facility was reduced to $1.05 billion in conjunction with our scheduled semi-annual redetermination. On October 25, 2016, the borrowing base was reaffirmed with no changes. To finance our operations, working capital and capital spending, we expect to use internally generated cash flow from operations supplemented by our existing five-year syndicated credit facility. As discussed in Note 14, Acquisition and Disposition of Properties, in the Condensed Notes to Unaudited Consolidated Financial Statements, Energen has completed a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico for an aggregate purchase price of $552 million.

Access to capital is an integral part of Energen’s business plan. During the first quarter of 2016, Energen issued 18,170,000 additional shares of common stock and received net proceeds of approximately $381.1 million, after deducting offering expenses. Energen may also issue long-term debt and additional equity periodically to replace short-term obligations, enhance liquidity and provide for permanent financing. As of September 30, 2016, the Company has $554.0 million outstanding under long term note agreements and no outstanding amounts under its revolving credit facility. While we expect to have ongoing access to our credit facility and capital markets, continued access could be adversely affected by current and future economic and business conditions and possible credit rating downgrades.

Our debt facilities are subject to certain financial and non-financial covenants as discussed in Note 4, Long-Term Debt, in the Condensed Notes to Unaudited Consolidated Financial Statements. The financial covenants of the credit facility require Energen to maintain a ratio of total debt to consolidated income before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and other noncash income and expenses (EBITDAX) less than or equal to 4.0 to 1.0. As of September 30, 2016, we were in compliance with our covenants and expect to maintain compliance during the remainder of 2016. However, in future periods, factors including those outside of our control may prevent us from maintaining compliance with the financial and non-financial covenants, including our total debt to EBITDAX covenant. Such factors may include commodity price declines, lack of liquidity in property and capital markets and our continuing ability to execute on our business plan. The borrowing base on our credit facility is scheduled to be redetermined in April 2017. In the event that we are unable to remain in compliance with our financial and non-financial covenants, we would seek covenant relief at a scheduled redetermination date or at an interim date, as appropriate. However, no assurances can be given with respect to such relief. If any such covenant violations are not waived by the lenders such violation would result in an event of default that could trigger acceleration of payment of the amounts outstanding under credit facilities and long term note agreements, which is an aggregate balance outstanding of $554.0 million at September 30, 2016. Additionally, the lenders could refuse to make additional loans under the credit facility, take possession of any collateral, and exercise other remedies or rights that may be available to them, all of which could have a material adverse effect on the business and financial condition of the Company.

Energen’s obligations under the syndicated credit facility are unconditionally guaranteed by Energen Resources. The financial covenants of the credit facility require Energen to maintain a ratio of total debt to consolidated income before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and other non-cash income and expenses (EBITDAX) less than or equal to 4.0 to 1.0; to maintain a ratio of consolidated current assets (adjusted to include amounts available for borrowings and exclude non-cash derivative instruments) to consolidated current liabilities (adjusted to exclude maturities under the credit facility and non-cash derivative instruments) greater than or equal to 1.0 to 1.0; and, during certain periods, to maintain a ratio of the net present value of proved reserves of our oil and natural gas properties to consolidated total debt greater than or equal to 1.50 to 1.0. We are also bound by covenants which limit our ability to incur additional indebtedness, make certain distributions or alter our corporate structure. Energen may not pay dividends during an event of default, if the payment would result in an event of default or if availability is less than 10 percent of the loan limit under the credit facility. Our credit facility also limits our ability to enter into commodity hedges based on projected production volumes. In addition, the terms of our credit facility limit the amount we can borrow to a borrowing base amount which is determined by our lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria including commodity price outlook. The borrowing base amount is subject to redetermination semi-annually and for event-driven unscheduled redeterminations. Our next scheduled redetermination is April 1, 2017.

At September 30, 2016, Energen reported unadjusted working capital of $265.8 million arising from current assets of $544.6 million exceeding current liabilities of $278.7 million. Working capital at Energen was largely influenced by cash on hand arising from proceeds from asset sales and our first quarter equity offering.

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

The following table provides a detail of shares issued by Energen:

(in thousands)	September 30, 2016	December 31, 2015
Shares outstanding	97,071	78,795
Treasury stock*	3,063	2,976
Shares issued	100,134	81,771
*Excludes 61,136 shares and 50,800 shares held in the 1997 Deferred Compensation Plan at September 30, 2016 and December 31, 2015, respectively.

Employee Benefit Plans
Energen’s non-qualified supplemental retirement plans were terminated effective December 31, 2014. Distributions under the plans were made in the first quarters of 2016 and 2015.

Stock Repurchase Authorization
From time to time, the Company may repurchase shares of its common stock through open market or negotiated purchases. Such repurchases would be pursuant to a 3.6 million share repurchase authorization approved by the Board of Directors on October 22, 2014. The timing and amounts of any repurchases are subject to changes in market conditions and other business considerations. We would expect to finance any share repurchases from available cash or under our existing credit facility.

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

Energen Resources appealed the Order in 2011 and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order and Energen Resources appealed the Revised Order. In the Revised Order, ONRR ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. At ONRR’s request the Revised Order was also remanded in August 2015. On April 15, 2016 ONRR issued its Second Revised Order. The Second Revised Order directs Energen Resources to pay additional royalties of $189,000, replacing the previous demand of $129,700. Energen had previously estimated that application of the ONRR position to all of the Company’s federal leases would result in ONRR claims up to approximately $24 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen plans to appeal and vigorously contest the Second Revised Order, the predecessor orders and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of September 30, 2016.

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

Certain impairments were recognized during the first quarter of 2016 as discussed under Asset Impairments in our Results of Operations. We estimate a further decline in our price assumptions by 10 percent from September 30, 2016 prices (assuming all other assumptions are held constant) would not result in any additional expense for properties previously impaired. We would recognize approximately $3 million of expense on properties not previously impaired due to assumed price declines. Other assumptions such as operating costs, transportation costs, well and reservoir performance, severance and ad valorem taxes, operating and development plans may change given an assumed 10 percent commodity price decline. However, we are unable to estimate their correlation to the price change and these other assumptions may worsen or partially mitigate some of the estimated impairment.

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

Commodity price risk: Energen’s major market risk exposure is in the pricing applicable to its oil and natural gas production. Historically, prices received for oil, natural gas liquids and natural gas production have been volatile due to world and national supply-and-demand factors, seasonal weather patterns and general economic conditions. Crude oil prices also are affected by quality differentials, by worldwide political developments and by actions of the Organization of the Petroleum Exporting Countries. Basis differentials, like the underlying commodity prices, can be volatile because of regional supply-and-demand factors, including seasonal factors and the availability and price of transportation to consuming areas. As impacted by such commodity price volatility during the third quarter of 2016, our average realized oil prices fell 6.4 percent to $41.62 per barrel, average realized natural gas liquids prices increased 16 percent to an average price of $0.29 per gallon and average realized natural gas prices decreased 1 percent to $2.27 per Mcf. During the year-to-date, our average realized oil prices fell 19.9 percent to $37.68 per barrel, average realized natural gas liquids prices decreased 6.9 percent to an average price of $0.27 per gallon and average realized natural gas prices decreased 27 percent to $1.78 per Mcf.

We periodically enter into derivative commodity instruments to hedge our exposure to price fluctuations on oil, natural gas liquids and natural gas production. Such instruments may include over-the-counter swaps and basis swaps typically executed with investment and commercial banks and energy-trading firms.

As of September 30, 2016, Energen had entered into the following transactions for the remainder of 2016 and subsequent years:

Production Period	Description	Total Hedged Volumes		Average Contract Price	Fair Value (in thousands)
Oil
2016	NYMEX Swaps	2,282 MBbl		$45.23 Bbl	$(8,537)
2017	NYMEX Swaps	4,080 MBbl		$47.97 Bbl	(14,445)
	NYMEX Three-Way Collars	4,440 MBbl			208
	Ceiling sold price (call)			$62.11 Bbl
	Floor purchased price (put)			$45.00 Bbl
	Floor sold price (put)			$35.00 Bbl
	NYMEX Three-Way Collars	360 MBbl			*
	Ceiling sold price (call)			$63.05 Bbl
	Floor purchased price (put)			$45.00 Bbl
	Floor sold price (put)			$35.00 Bbl
Oil Basis Differential
2016	WTI/WTI Basis Swaps	1,881	MBbl	$(1.92) Bbl	(1,771)
2017	WTI/WTI Basis Swaps	5,760	MBbl	$(0.59) Bbl	*
2016	WTS/WTI Basis Swaps	514	MBbl	$(1.64) Bbl	(44)
Natural Gas Liquids
2017	Liquids Swaps	45.4	MMGal	$0.52 Gal	(954)
Natural Gas
2016	Basin Specific Swaps - Permian	1.8	Bcf	$2.30 Mcf	(997)
2017	Basin Specific Swaps - Permian	14.7	Bcf	$2.85 Mcf	(465)
Derivative contracts (closed but not cash settled)					(294)
Total					$(27,299)
WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing
WTS - West Texas Sour/Midland, WTI - West Texas Intermediate/Cushing
*Contracts entered into subsequent to September 30, 2016

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

Interest rate risk: Our interest rate exposure as of September 30, 2016 primarily relates to our syndicated credit facility with variable interest rates. There was no outstanding credit facility balance as of September 30, 2016. All long-term debt obligations, other than our credit facility, were at fixed rates at September 30, 2016. At September 30, 2016, we had interest rate swap agreements with a notional value of $16.7 million. The interest rate swaps exchange a variable interest rate for a fixed interest rate of 1.0425 percent. The fair value of our interest rate swaps was a $14,100 liability at September 30, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans**
July 1, 2016 - July 31, 2016	6	*	$48.52	—	3,373,161
August 1, 2016 - August 31, 2016	—		—	—	3,373,161
September 1, 2016 - September 30, 2016	1,973	*	56.76	—	3,373,161
Total	1,979		$56.73	—	3,373,161
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
Fifth Amendment to the Credit Agreement, dated as of October 25, 2016, by and among Energen Corporation, as borrower, Wells Fargo Bank, National Association, as administrative agent, Energen Resources Corporation, as guarantor, and the institutions named therein as lenders which was filed as Exhibit 10.1 to Energen’s Current Report on Form 8-K filed October 26, 2016

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
ended September 30, 2016 are formatted in XBRL

*Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGEN CORPORATION

November 8, 2016	By	/s/ J. T. McManus, II
J. T. McManus, II Chairman, Chief Executive Officer and President of Energen Corporation

November 8, 2016	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr. Vice President, Chief Financial Officer and Treasurer of Energen Corporation

November 8, 2016	By	/s/ Russell E. Lynch, Jr.
Russell E. Lynch, Jr. Vice President and Controller of Energen Corporation