Form 10-K
period 2016-12-31
ENERGEN CORP
filed 2017-02-28
CIK 277595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

Commission file number 1-7810
Energen Corporation
(Exact name of registrant as specified in its charter)

Alabama	63-0757759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

605 Richard Arrington Jr. Boulevard North, Birmingham, Alabama	35203-2707
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code
(205) 326-2700

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016: $4,616,230,556

Number of shares outstanding of the registrant’s common stock as of February 14, 2017: 97,187,767 shares

DOCUMENTS INCORPORATED BY REFERENCE
Energen Corporation Proxy Statement to be filed on or about March 22, 2017 (Part III, Item 10-14)

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

Completion
The process of treating a drilled well followed by the installation of permanent equipment for the production of oil or natural gas or, in the case of a dry hole, the reporting of abandonment to the appropriate agency.

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

Hedging	The use of derivative commodity instruments such as futures, swaps, options and collars to help reduce financial exposure to commodity price volatility.

Horizontal Drilling	A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle with a specified interval.

Hydraulic Fracturing	The process of creating and preserving a fracture or system of fractures in a reservoir rock typically by injecting a fluid under pressure through a wellbore and into the targeted formation.

Gross Well or Acre	A well or acre in which a working interest is owned.

LIBOR	London Interbank Offered Rate.

MBbl	One thousand barrels of oil.

MBOE	One thousand BOE.

MBOE/d	One thousand BOE per day.

Mcf	One thousand cubic feet of natural gas.

MMBOE	One million BOE.

MMcf	One million cubic feet of natural gas.

MMcfe	One million cubic feet of natural gas equivalent.

MMgal	One million gallons of natural gas liquids.

Natural Gas Liquids (NGL)	Liquid hydrocarbons that are extracted and separated from the natural gas stream. NGL products include ethane, propane, butane, natural gasoline and other hydrocarbons.

Net Well or Acre	A net well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one.

NYMEX	New York Mercantile Exchange.

Operational Enhancement	Any action undertaken to improve production efficiency of oil and natural gas wells and/or reduce well costs.

Operator	The company responsible for exploration, development and production activities for a specific project.

Pay-Add	An operation within a currently producing wellbore that attempts to access and complete an additional pay zone(s) while maintaining production from the existing completed zone(s).

Pay Zone	The stratigraphic horizon from which oil and natural gas is produced.

Production (Lifting) Costs	Costs incurred to operate and maintain wells.

Productive Well	An exploratory or a development well that is not a dry well.

Proved Developed Reserves	The portion of proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.

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

Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	volatility of oil, natural gas liquids and natural gas prices;

•	uncertainties about the estimates of our proved oil, natural gas liquids and natural gas reserves;

•	drilling risks;

•	risks associated with our concentration of operations in the Permian Basin of west Texas and New Mexico;

•	competition in the oil and natural gas industry;

•	the adequacy of our capital resources, access to financing and liquidity;

•	operational risks including risks of personal injury, property damage and environmental damage;

•	changes in the regulatory environment at the federal, state, or local level and our ability to comply with regulations promulgated by the various regulatory bodies;

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

PART I

ITEM 1.    BUSINESS

General

Energen Corporation (Energen or the Company) is an oil and natural gas exploration and production company engaged in the exploration, development and production of oil, natural gas liquids and natural gas. Our operations are conducted through our subsidiary, Energen Resources Corporation (Energen Resources) and primarily occur within the Midland Basin, the Delaware Basin and the Central Basin Platform areas of the Permian Basin in west Texas and New Mexico. Our corporate headquarters are located in Birmingham, Alabama.

Prior to September 2, 2014, Energen owned Alabama Gas Corporation (Alagasco), which was engaged in the purchase, distribution and sale of natural gas principally in central and north Alabama. On September 2, 2014, Energen completed the transaction to sell Alagasco to The Laclede Group, Inc. (Laclede) for $1.6 billion, less the assumption of $267 million in debt. The net pre-tax proceeds to Energen totaled approximately $1.32 billion resulting in a pre-tax gain of $726.5 million. This sale had an effective date of August 31, 2014. Energen used cash proceeds from the sale to reduce long-term and short-term indebtedness. During 2014, Energen classified Alagasco as held for sale and reflected the associated operating results in discontinued operations. See Note 16, Held for Sale Properties and Discontinued Operations, for further information regarding the sale of Alagasco.

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

At the end of 2016, Energen’s proved reserves totaled 316.3 MMBOE. Substantially all of these proved reserves are located in the Permian Basin in west Texas and New Mexico. Approximately 51 percent of Energen’s year-end proved reserves are proved developed reserves. Energen’s proved reserves are long-lived, with a year-end proved reserves-to-production ratio of 15 years. Oil, natural gas liquids and natural gas represent approximately 63 percent, 18 percent and 19 percent, respectively, of Energen’s proved reserves.

Property Acquisitions and Dispositions: During June, July and August of 2016, Energen completed a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico for an aggregate purchase price of $552 million. These transactions had closing dates of June 3, 7, 30, July 15 and August 9 of 2016 with various effective dates ranging from March 1, 2016 to June 30, 2016. Minor portions of the assets were transferred to other parties upon the exercise of preferential purchase rights under pre-existing joint operating agreements in the ordinary course of business. Pre-tax proceeds to Energen were approximately $532.9 million after purchase price adjustments of approximately $19 million related to the operations of the properties subsequent to the effective dates and other one-time adjustments including transfer payments and certain amounts due the buyer, but before consideration of transaction costs of approximately $5 million. In the year ended December 31, 2016, Energen recognized pre-tax gains of $246.3 million on the sales. Energen used proceeds from the sale to fund ongoing operations.

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

Growth Strategy: Energen is focused on increasing its oil, natural gas liquids and natural gas production and proved reserves largely through active development and/or exploratory programs in the Permian Basin. The Company seeks to expand its footprint primarily through acquisitions of proved properties and unproved leasehold within areas of existing operations. Energen operated approximately 96 percent of its proved reserves at December 31, 2016.

Energen’s capital spending plans for 2017 target an investment of approximately $790 million (excluding acquisitions and lease renewals), the bulk of which will focus on drilling and development activities on its existing properties, all targeting the liquids-rich Permian Basin. Energen may choose to allocate additional capital during the year for property acquisitions and/or increased drilling and development activities.

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

During the three years ended December 31, 2016, Energen’s development and exploratory efforts have added 327 MMBOE of proved reserves. During the same period, we drilled 623 gross development, exploratory and service wells (including one sidetrack well) and 73 well recompletions and pay-adds. In 2016, Energen’s successful development and exploratory wells and other activities added approximately 64 MMBOE of proved reserves; Energen drilled 87 gross development, exploratory and service wells (including no sidetrack wells), performed some 6 well recompletions and pay-adds, and conducted other operational enhancements. Energen’s production from continuing operations totaled 21.6 MMBOE in 2016. In 2017, production is estimated to be 24 MMBOE, including approximately 16.9 MMBOE of estimated production from proved reserves owned at December 31, 2016. Production estimates do not include amounts for potential future acquisitions.

Drilling Activity: The following table sets forth the total number of net productive and dry exploratory and development wells drilled:

Years ended December 31,	2016	2015	2014
Development:
Productive	18.5	50.8	80.2
Dry	—	—	—
Total	18.5	50.8	80.2
Exploratory:
Productive	53.2	98.5	109.4
Dry	—	2.0	1.0
Total	53.2	100.5	110.4

Included in the 2016 net wells drilled above are 42 gross (41 net) drilled but uncompleted wells in the Midland Basin and 17 gross (17 net) drilled but uncompleted wells in the Delaware Basin, all of which we plan to complete in 2017. Included in the 2015 net wells drilled above are 2 gross (2 net) drilled but uncompleted wells in the Midland Basin, which we also plan to complete in 2017. As of December 31, 2016, Energen was participating in the drilling of 2 gross (2 net) development and 16 gross (13 net) exploratory wells. In addition to the development wells drilled, Energen drilled 3.0, 12.9 and 22.5 net service wells during 2016, 2015 and 2014, respectively. Energen had 1 gross service well (1 net) in process as of December 31, 2016.

Productive Wells and Acreage: The following table sets forth the total gross and net productive gas and oil wells as of December 31, 2016, and developed and undeveloped acreage as of the latest practicable date prior to year end:

	Gross	Net
Oil wells	5,128	3,384
Gas wells	133	23
Developed acreage	329,224	226,635
Undeveloped acreage	51,572	26,505

There were no wells with multiple completions at December 31, 2016. All wells and acreage are located onshore in the United States, with the majority of the net undeveloped acreage located in Texas and New Mexico.

Concentration of Credit Risk: Revenues and related accounts receivable from oil and natural gas operations primarily are generated from the sale of produced oil, natural gas liquids and natural gas to energy marketing companies. Such sales are typically made on an unsecured credit basis with payment due the month following delivery. This concentration of sales to the energy marketing industry has the potential to affect Energen’s overall exposure to credit risk, either positively or negatively, in that our oil, natural gas liquids and natural gas purchasers may be affected similarly by changes in economic, industry or other conditions. Energen considers the credit quality of its purchasers and, in certain instances, may require credit assurances such as a deposit, letter of credit or parent guarantee. The two largest purchasers of Energen’s oil, natural gas liquids and natural gas, Plains Marketing, LP (Plains) and Shell Trading (US) Company (Shell), accounted for approximately 50 percent and 20 percent, respectively, of Energen’s accounts receivable for commodity sales as of December 31, 2016. Energen’s other purchasers each accounted for less than 7 percent of these accounts receivable as of December 31, 2016. During the year ended December 31, 2016, Plains and Shell accounted for approximately 52 percent and 12 percent, respectively, of total revenues from oil, natural gas liquids and natural gas sales. All other oil and natural gas purchasers each accounted for less than 10 percent of total revenues for the year ended December 31, 2016.

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

Energen regularly utilizes hydraulic fracturing in its drilling and completion activities. Energen’s first widespread use of hydraulic fracturing occurred during the 1980s in conjunction with the exploration and development of coalbed methane in Alabama’s Black Warrior Basin.

Hydraulic fracturing is a reservoir stimulation technique used throughout the oil and natural gas industry for more than 60 years. After a well has been drilled, hydraulic fracturing is used during the completion process to form small fractures in the target formation through which the oil and/or natural gas can flow. The fractures are created when a water-based fluid is pumped at a calculated rate and pressure into the crude oil- or natural gas-bearing rock. The fracture fluid is a mixture composed primarily of water and sand or inert ceramic, sand-like grains; it also contains a small percentage of special purpose chemical additives (which are highly diluted-typically less than one percent by volume) that can vary by project. The millimeter-thick cracks or fractures in the target formation are propped open by the sand, thereby allowing the crude oil or natural gas to flow from tight (low permeability) reservoirs into the well bore.

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
The Company has approximately 390 employees. On January 22, 2016 and March 18, 2016, we reduced our workforce as part of an overall plan to reduce costs and better align our workforce with the needs of our business. Energen believes that its relations with employees are good.

ITEM 1A. RISK FACTORS

The future success and continued viability of our business, like any venture, is subject to many recognized and unrecognized risks and uncertainties. Such risks and uncertainties could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management. The following list identifies and briefly summarizes certain risk factors. The list should not be viewed as complete or comprehensive, as the risks below are not the only risks facing Energen. Energen could also be affected by other risks and uncertainties in addition to those described herein. If any of the following risks were to occur, our business, financial condition or results of operations could be materially adversely affected; and such events could impair our ability to implement business plans or complete development activities as scheduled. Further, the trading price of our shares could decline, and shareholders could lose part or all of their investment. In addition, such risks may prevent us from complying with our financial and non-financial covenants and may result in a default under our credit facility or other long-term debt.

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

Our revenues, cash flows and earnings are influenced predominantly by the amount of oil, natural gas liquids and natural gas we produce, net of the effects of settlements on our derivative commodity instruments, and the prices we receive for production. Oil, natural gas liquids and natural gas are commodities and historical markets for oil, natural gas liquids and natural gas have been volatile and prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. For example, during the year ended December 31, 2016, commodity prices changed significantly, with the settlement price for West Texas Intermediate (WTI) crude oil ranging from a high of approximately $54.06 per barrel to a low of approximately $26.21 per barrel and settlement prices for Henry Hub natural gas ranging from a high of approximately $3.93 per Mcf to a low of approximately $1.64 per Mcf.

In addition to reducing our revenue, cash flows and earnings, low prices for oil, natural gas liquids and natural gas may adversely affect us in a variety of ways. For example, some of our exploration and development projects could become uneconomic and we may also have to make significant downward adjustments to our estimated proved reserves and our estimates of the present value of those reserves. If these price effects occur, or if our estimates of production or economic factors change, accounting rules may require us to writedown, as a noncash impairment loss in our statements of income, the carrying value of our proved oil and natural gas properties. Lower commodity prices may also result in a reduction in the amount we are permitted to borrow under our credit facility and adversely impact our ability to meet financial ratios contained in our debt agreements, especially those calculated by reference to the value of our reserves, earnings or cash flows, which could reduce the amount we are permitted to borrow under our credit facility or result in an event of default. We could also be required to reduce our capital spending on exploration and development, which will adversely affect our ability to replace our reserves and could result in the loss of leasehold. As more fully disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Credit Facility and Working Capital”, the Company discusses its plans regarding liquidity and covenant compliance for 2017.

Approximately 63 percent of our December 31, 2016 proved reserves are oil. As a result, changes in oil prices have a greater impact on our business than changes of comparable magnitude in natural gas prices. Commodity prices for oil, natural gas liquids and natural gas are reflections of supply and demand and are subject to many factors that are beyond our control, including:

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

While all drilling, whether developmental, extension or exploratory, involves these risks, exploratory and extension drilling involve greater risks of dry holes or failure to find and exploit commercially productive quantities of oil and natural gas. We expect to continue to experience exploration and abandonment expense in 2017 and future years.

Our concentration of producing properties in the Permian Basin of west Texas and New Mexico makes us vulnerable to risks associated with operating in limited geographic areas.

At December 31, 2016, primarily all of our total estimated proved reserves were attributable to properties located in the Permian Basin of west Texas and New Mexico. As a result of this geographic concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in these areas caused by:

•	local, state and federal governmental regulation;

•	processing or transportation capacity constraints;

•	market limitations;

•	water shortages, including restrictions on water usage or other drought related conditions or

•	interruption of the processing or transportation of oil, natural gas liquids or natural gas.

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

Our exploration, development and acquisition activities are capital intensive and constitute the primary use of our capital resources. We make and expect to continue to make significant capital expenditures for the exploration, development and acquisition of oil, natural gas liquids and natural gas reserves. We have historically funded our capital expenditures through cash flows from operations, our credit facility or other borrowings, debt and equity markets and property sales. We expect that we will continue to fund a portion of our capital expenditures with borrowings under our credit facility, from the proceeds of debt and equity issuances and from proceeds from property sales. However, adverse changes in the commodity price environment or industry conditions may result in a lack of access to capital on attractive terms or at all. Thus, no assurance can be given that we will be able to access either the debt or equity capital markets, or be able to sell properties for attractive prices, to repay any such future borrowings.

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

The terms of our credit facility limit the amount we can borrow to a borrowing base amount which is determined by our lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria including commodity price outlook. The borrowing base amount is subject to redetermination semi-annually on April 1 and October 1 of each year and for event-driven unscheduled redeterminations. On April 13, 2016, the borrowing base and aggregate commitments were reduced to $1.05 billion in association with the semi-annual redetermination required under the agreement. On October 25, 2016, the borrowing base was reaffirmed with no changes. As of December 31, 2016, the Company had no outstanding amounts under its revolving credit facility. A lowering of our borrowing base could require us to immediately repay indebtedness in excess of the borrowing base, or we might need to further secure the lenders with additional collateral, if available. If our borrowing base decreases, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. If additional capital is needed to fund our capital expenditures, our ability to access the capital markets may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control.

We are also subject to financial and non-financial covenants under the terms of our credit facility. The financial covenants in our credit facility require Energen to maintain a ratio of total debt to consolidated income before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and other noncash income and expenses (EBITDAX) less than or equal to 4.0 to 1.0. As of December 31, 2016, we were in compliance with our covenants and expect to maintain compliance during 2017. However, in future periods, factors including those outside of our control may prevent us from maintaining compliance with the financial and non-financial covenants, including our total debt to EBITDAX covenant. Such factors may include commodity price declines, lack of liquidity in property and capital markets and our continuing ability to execute on our business plan. In the event that we are unable to remain in compliance with our financial and non-financial covenants, we would seek covenant relief at a scheduled redetermination date or at an interim date, as appropriate. However, no assurances can be given with respect to such relief. If any such covenant violations are not waived by the lenders such violation would result in an event of default that could trigger acceleration of payment of the amounts outstanding under our credit facility and long term note agreements. Additionally, the lenders could refuse to make additional loans under the credit facility, take possession of any collateral, and exercise other remedies or rights that may be available to them, all of which could have a material adverse effect on the business and financial condition of the Company. As more fully disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Credit Facility and Working Capital”, the Company discusses its plans regarding liquidity and covenant compliance for 2017.
In 2016 we discontinued dividend payments and, therefore, only appreciation in the price of our common stock will provide a return to our stockholders.
Although we have paid cash dividends on our common stock in the past, in February 2016 our board of directors announced the discontinuance of dividend payments. We currently intend to retain future earnings and other cash resources, if any, for the operation and development of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, cash requirements, future prospects and other considerations that our board of directors deems relevant.

The nature of our operations involves many operational risks including the risk of personal injury, property damage and environmental damage, and our insurance policies do not cover all such risks.

Inherent in our oil and natural gas production activities are a variety of hazards and operational risks, including but not limited to:

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
If additional federal, state or local regulations or restrictions are adopted in the areas we operate or plan to operate, we may incur significant costs to comply with the requirements, experience delays or have to curtail our exploration, development, or production activities. Additionally, such restrictions could reduce the amount of oil and gas that we are able to recover from our proved reserves.

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

We periodically review the carrying value of our proved and unproved oil and natural gas properties for possible impairment on a field-by-field basis. We monitor our oil and natural gas properties as well as the market and business environments in which we operate and make assessments about events that could result in potential impairment issues, which include, but are not limited to, downward commodity price trends, unanticipated increased operating costs and lower than expected production performance. If a material event occurs, we perform an evaluation to determine whether the asset is impaired. If the undiscounted net future cash flows determined by such evaluations are insufficient to fully recover the cost invested in the respective project, we will record an impairment loss in our statements of income. We recorded $220.7 million and $1.3 billion of impairments during 2016 and 2015, respectively.

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

In addition, we rely on other working interest owners in our wells to pay their proportionate share of costs and on oilfield service companies and midstream companies for services associated with the drilling and completion of wells and for certain midstream services. A decline in the commodity price environment may result in a material adverse impact on the liquidity and financial position of the companies with whom we do business, resulting in delays in payment of, or non-payment of, amounts owing to us and similar impacts. These events could have an adverse impact on our financial condition, results of operations and cash flows.
We are subject to financing and interest rate exposure risks. Volatility in global financial markets, negative operating results, certain strategic business decisions, or other matters resulting in a downgrade in, or a negative outlook with respect to, our credit ratings could negatively impact our cost of and our ability to access capital for future development and working capital needs.
We rely on access to credit markets, and turmoil or volatility in the global financial markets could lead to a contraction in credit availability and negatively impact our ability to finance our operations. Global financial market turmoil, as has been experienced in the last decade, could materially affect our operations, liquidity and financial condition through the adverse impacts such turmoil can have on the debt and equity capital markets. Market volatility and credit market disruption may severely limit credit availability, and issuer credit ratings can change rapidly. A significant reduction in cash flows from operations or the availability of credit could limit our ability to pursue acquisition opportunities or reduce cash flow used for drilling which could materially and adversely affect our ability to achieve our planned growth and operating results.

The availability and cost of credit market access is significantly influenced by market events and rating agency evaluations for lenders and Energen. In addition to operating results, business decisions relating to recapitalization, refinancing, restructuring, acquisition and disposition transactions involving Energen may negatively impact market and rating agency considerations regarding the credit of Energen.

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

The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and the associated rules also may require Energen, in connection with covered derivative activities, to comply with certain clearing and trade-execution requirements or take steps to qualify for an exemption to such requirements, although the application of these provisions to us is uncertain at this time. Although we believe we qualify for the end-user exception from the mandatory clearing requirements for swaps entered to mitigate our commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as dealers, may change the cost and availability of our future derivative arrangements (including through requirements to post collateral which could adversely affect Energen’s available liquidity). The changes in the regulation of swaps may result in certain market participants deciding to curtail or stop engaging in derivative activities. If we reduce our use of derivatives as a result of the Dodd Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and our results of operations. Our revenues could be adversely affected if, as a consequence of the Dodd-Frank Act and related regulations, commodity prices are lowered due to reduced trading in derivatives. Any of these consequences could have a material adverse effect on our financial condition and results of operations.

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

Energen has limited control over activities on properties which we do not operate, which could reduce our production and revenues.

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

Energen focuses on increasing its production and proved reserves through the development and exploration of onshore North American oil and natural gas properties. Energen maintains a district office in Midland, Texas.

Energen’s major area of operation is in the Permian Basin as highlighted on the above map.

The following table sets forth the production volumes, proved reserves and proved reserves-to-production ratio by area:

	Year ended
	December 31, 2016	December 31, 2016	December 31, 2016
	Production Volumes (MBOE)	Proved Reserves (MBOE)	Proved Reserves-to-Production Ratio
Permian Basin
Midland Basin	12,938	236,389	18.27 years
Delaware Basin	4,271	39,052	9.14 years
Central Basin Platform	3,176	40,495	12.75 years
San Juan Basin*	1,138	—	—
Other	116	393	3.39 years
Total	21,639	316,329	14.62 years
*All remaining San Juan Basin assets were sold during the year ended December 31, 2016.

The following table sets forth proved reserves by area as of December 31, 2016:

	Oil MBbl	NGL MBbl	Natural Gas MMcf	Total MBOE
Permian Basin
Midland Basin	141,528	47,771	282,543	236,389
Delaware Basin	22,078	7,613	56,164	39,052
Central Basin Platform	35,781	2,634	12,481	40,495
Other	188	28	1,060	393
Total	199,575	58,046	352,248	316,329

See Note 21, Oil and Natural Gas Operations (Unaudited), in the Notes to Financial Statements for the changes to proved reserves during the years ended December 31, 2016, 2015 and 2014 of oil, natural gas liquids and natural gas.

The following table sets forth proved developed reserves by area as of December 31, 2016:

	Oil MBbl	NGL MBbl	Natural Gas MMcf	Total MBOE
Permian Basin
Midland Basin	50,578	21,872	134,352	94,843
Delaware Basin	14,655	5,233	39,224	26,425
Central Basin Platform	35,781	2,634	12,481	40,495
Other	188	28	1,060	393
Total	101,202	29,767	187,117	162,156

The following table sets forth proved undeveloped reserves by area as of December 31, 2016:

	Oil MBbl	NGL MBbl	Natural Gas MMcf	Total MBOE
Permian Basin
Midland Basin	90,950	25,899	148,191	141,546
Delaware Basin	7,423	2,380	16,940	12,627
Total	98,373	28,279	165,131	154,173

The following table sets forth the reconciliation of proved undeveloped reserves:

Year ended December 31, 2016	Total MMBOE
Balance at beginning of period	170.7
Undeveloped reserves transferred to developed reserves	(8.7)
Revisions	(49.8)
Extensions and discoveries	42.0
Balance at end of period	154.2

Proved undeveloped reserves transferred to proved developed reserves reflect capital expenditures of approximately $47 million during the year ended December 31, 2016 in development of previously proved undeveloped reserves. Proved undeveloped reserves additions included proved undeveloped reserve locations one offset away from producing wells and proved undeveloped reserve locations that are more than one offset away from producing wells using reliable technology and where our geologic interpretation and experience indicate the reservoirs are continuous across those locations. The technologies associated with these additions to proved reserve estimates included analysis of well production data, geophysical data, wireline data, core data and interpretation of zonal analysis. Negative revisions include 22.9 MMBOE of proved undeveloped reserves that will no longer be developed in the five-year time horizon due to development being delayed to focus on other assets with higher returns, 1.1 MMBOE related to changes in year-end pricing, and 33.3 MMBOE of proved undeveloped reserves that were included in the sale of our non-core acreage. Positive revisions total 7.6 MMBOE, including 7.4 MMBOE from extending lateral length of certain locations.

Estimated proved reserves as of December 31, 2016 are based upon studies for each of our properties prepared by Company engineers and audited by Ryder Scott Company, L.P. (Ryder Scott), independent oil and gas reservoir engineers. Calculations were prepared using geological and engineering methods widely used and referred to by professionals in the industry and in accordance with SEC guidelines.

A Senior Vice President at Ryder Scott is the technical person primarily responsible for overseeing the audit of the reserves. The Senior Vice President has a Bachelor of Science degree in Mechanical Engineering and is a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers. He has been employed by Ryder Scott since 1982 and also serves as chief technical advisor of unconventional reserves evaluation. Energen Resources’ Vice President of Acquisitions and Reservoir Engineering is the technical person primarily responsible for overseeing reserves on behalf of Energen. His background includes a Bachelor of Science degree in Mechanical Engineering and membership in the Society of Petroleum Engineers. He is a registered Professional Engineer in the state of Alabama with more than 30-years experience evaluating oil and natural gas properties and estimating reserves.

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

Reserve estimates of proved reserves are sent to independent reservoir engineers for audit and verification. For 2016, approximately 99 percent of all proved reserves were audited by the independent reservoir engineers which audit engineering procedures, check the reserve estimates for reasonableness and check that the reserves are properly classified.

The following table sets forth the standard pressure base in pounds-force per square inch absolute (psia) for the significant states in which Energen has wells:

Texas	14.65 psia
New Mexico	15.025 psia

The following table sets forth the total net productive oil and natural gas wells by area as of December 31, 2016, and developed and undeveloped acreage as of the latest practicable date prior to year-end:

	Gross Wells	Net Wells	Net Developed Acreage	Net Undeveloped Acreage
Permian Basin
Midland Basin	1,141	1,046	83,918	6,240
Delaware Basin	278	167	40,594	11,434
Central Basin Platform and other	3,764	2,191	82,240	2,307
Other	78	3	19,883	6,524
Total	5,261	3,407	226,635	26,505

The following table sets forth expiration dates for gross and net undeveloped acreage at year end as of December 31, 2016:

	Years ending December 31,
	2017		2018		2019		Thereafter
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Permian
Midland Basin	4,003	2,166	3,719	1,767	1,753	1,806	1,856	982
Delaware Basin	5,721	3,252	6,237	4,510	8,087	3,279	1,650	392
Central Basin Platform and other	1,057	704	—	57	—	—	2,898	1,066
Other*	160	—	—	—	—	—	14,431	6,524
Total	10,941	6,122	9,956	6,334	9,840	5,085	20,835	8,964
*Other includes a total of 14,591 gross (6,524 net) acreage principally located in Alabama, Wyoming, Kentucky, Louisiana and Texas, where Energen does not currently have plans for development.

In the ordinary course of business based on our evaluation of certain geologic trends and prospective economics, we have allowed certain lease acreage to expire and may allow additional acreage to expire in the future.

At December 31, 2016, Energen had approximately 316.3 MMBOE total proved reserves which included 154.2 MMBOE of proved undeveloped reserves. We had approximately 28.5 MMBOE or 18.5 percent of our proved undeveloped reserves on leased acreage which is not held by production. The continuous development provisions of these leases extend the primary terms upon the satisfaction of certain conditions. These provisions generally require at least one well be drilled on such leases prior to the expiration of the primary term and that subsequent wells be drilled within a time period that is specific to each lease but ranges from 60 days to 180 days. Once a lease is fully developed, it remains in effect as long as production is maintained from the lease. Our drilling plans provide for the development of these proved undeveloped reserves prior to the expiration of the initial primary term or under the extended primary term as provided for under the continuous development provisions of our lease agreements.

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

ITEM 4.    MINE SAFETY DISCLOSURES

None

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position (1)
James T. McManus, II	58	Chairman, Chief Executive Officer and President of Energen (2)
Charles W. Porter, Jr.	52	Vice President, Chief Financial Officer and Treasurer of Energen (3)
John S. Richardson	59	President and Chief Operating Officer of Energen Resources (4)
J. David Woodruff, Jr.	60	Vice President, General Counsel and Secretary of Energen (5)
David A. Godsey	62	Senior Vice President – Exploration and Geology of Energen Resources (6)
Russell E. Lynch, Jr.	43	Vice President and Controller of Energen (7)

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Market Prices and Dividends Paid Per Share

Quarter ended	High	Low	Close	Dividends Paid
March 31, 2015	$71.75	$57.71	$66.00	$0.02
June 30, 2015	$77.12	$65.53	$68.30	$0.02
September 30, 2015	$69.11	$43.75	$49.86	$0.02
December 31, 2015	$61.98	$39.99	$40.99	$0.02
March 31, 2016	$42.76	$20.76	$36.59	—
June 30, 2016	$51.27	$34.03	$48.21	—
September 30, 2016	$60.00	$43.70	$57.72	—
December 31, 2016	$64.44	$47.88	$57.67	—

Energen’s common stock is listed on the New York Stock Exchange under the symbol EGN. At February 13, 2017, there were 4,114 holders of record of Energen common stock. In February 2016, we announced the discontinuance of dividend payments. Accordingly, we do not expect to pay cash dividends on Energen common stock in 2017. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and is based upon business conditions, results of operations, financial conditions and other factors. Energen may not pay dividends during an event of default, if the payment would result in an event of default or if availability is less than 10 percent of the loan limit under the credit facility.

The following table summarizes information concerning purchases of equity securities by the issuer:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans**
October 1, 2016 - October 31, 2016	545	*	$57.20	—	3,373,161
November 1, 2016 - November 30, 2016	—		—	—	3,373,161
December 1, 2016 - December 31, 2016	490	*	58.36	—	3,373,161
Total	1,035		$57.75	—	3,373,161
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

PERFORMANCE GRAPH
Energen Corporation — Comparison of Five-Year Cumulative Shareholder Returns

This graph compares the total shareholder returns of Energen, the Standard & Poor’s Composite Stock Index (S&P 500) and the Standard & Poor’s Supercomposite Oil & Gas Exploration & Production Index (S15OILP). The graph assumes $100 invested at the per-share closing price of the common stock on the New York Exchange Composite Tape on December 31, 2011, in the Company and each of the indices. Total shareholder return includes reinvested dividends.

As of December 31,	2011	2012	2013	2014	2015	2016
S&P 500	$100	$116	$154	$175	$177	$198
Energen	$100	$91	$145	$131	$84	$119
S15OILP	$100	$102	$131	$115	$75	$99

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data as set forth below should be read in conjunction with the consolidated financial statements and the Notes to Financial Statements included in this Form 10-K.

SELECTED FINANCIAL AND COMMON STOCK DATA

Years ended December 31, (dollars in thousands, except per share amounts)	2016	2015	2014	2013	2012
INCOME STATEMENT
Total revenues	$532,889	$878,554	$1,679,213	$1,206,293	$1,090,948
Income (loss) from continuing operations	$(167,513)	$(945,731)	$99,643	$141,881	$204,621
Net income (loss)	$(167,513)	$(945,731)	$568,032	$204,554	$253,562
Diluted earnings per average common share from continuing operations	$(1.77)	$(12.43)	$1.36	$1.96	$2.83
Diluted earnings per average common share	$(1.77)	$(12.43)	$7.75	$2.82	$3.51
BALANCE SHEET
Total property, plant and equipment, net	$4,061,552	$4,350,690	$5,199,137	$5,118,088	$4,698,951
Total assets	$4,579,823	$4,611,156	$6,138,258	$6,622,212	$6,175,890
Long-term debt	$527,443	$773,550	$1,038,563	$1,093,541	$903,500
Total shareholders’ equity	$3,120,602	$2,895,860	$3,414,604	$2,858,019	$2,676,690
COMMON STOCK DATA
Cash dividends paid per common share	$—	$0.08	$0.47	$0.58	$0.56
Diluted average common shares outstanding (000)	94,476	76,078	73,275	72,471	72,316
Price range:
High	$64.44	$77.12	$90.66	$89.92	$58.24
Low	$20.76	$39.99	$53.78	$44.46	$40.13
Close	$57.67	$40.99	$63.76	$70.75	$45.09

SELECTED BUSINESS DATA

Years ended December 31, (dollars in thousands, except per unit data)	2016	2015	2014	2013	2012
Oil, natural gas liquids and natural gas sales from continuing operations
Oil	$521,017	$631,663	$988,868	$961,055	$766,105
Natural gas liquids	48,652	48,856	110,918	91,407	81,313
Natural gas	51,697	82,742	244,408	203,855	159,377
Total	$621,366	$763,261	$1,344,194	$1,256,317	$1,006,795
Open non-cash mark-to-market gains (losses) on derivative instruments
Oil	$(57,148)	$(242,227)	$271,200	$(43,261)	$58,786
Natural gas liquids	(6,868)	—	287	(652)	479
Natural gas	(7,174)	(39,525)	43,958	(3,919)	(515)
Total	$(71,190)	$(281,752)	$315,445	$(47,832)	$58,750
Closed gains (losses) on derivative instruments
Oil	$(17,701)	$346,404	$4,377	$(52,694)	$(35,954)
Natural gas liquids	—	—	6,218	10,795	4,146
Natural gas	414	50,641	8,979	39,707	57,211
Total	$(17,287)	$397,045	$19,574	$(2,192)	$25,403
Total revenues	$532,889	$878,554	$1,679,213	$1,206,293	$1,090,948
Production volumes from continuing operations
Oil (MBbl)	13,213	14,023	11,814	10,364	8,749
Natural gas liquids (MMgal)	163.5	170.7	172.3	135.8	108.1
Natural gas (MMcf)	27,204	35,604	58,602	58,104	59,166
Production volumes from continuing operations (MBOE)	21,639	24,022	25,684	23,281	21,183
Total production volumes (MBOE)	21,639	24,022	25,849	25,362	24,066
Proved reserves
Oil (MBbl)	199,575	210,691	181,227	164,870	155,348
Natural gas liquids (MBbl)	58,046	71,713	73,463	63,011	56,155
Natural gas (MMcf))	352,248	433,904	707,926	719,725	809,128
Total (MBOE)	316,329	354,722	372,678	347,835	346,359
Costs per BOE from continuing operations
Oil, natural gas liquids and natural gas production expenses	$7.94	$9.51	$10.68	$11.06	$9.55
Production and ad valorem taxes	$1.98	$2.39	$3.97	$4.04	$3.58
Depreciation, depletion and amortization	$20.70	$24.72	$21.36	$19.45	$16.17
Exploration expense	$0.25	$0.62	$1.09	$0.60	$0.62
General and administrative expense	$4.42	$6.21	$4.75	$4.89	$3.71
Capital expenditures	$582,898	$1,114,808	$1,451,951	$1,120,753	$1,307,968

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF BUSINESS

Energen Corporation (Energen or the Company) is an oil and natural gas exploration and production company engaged in the exploration, development and production of oil, natural gas liquids and natural gas. Our operations are conducted through our subsidiary, Energen Resources Corporation (Energen Resources) and primarily occur within the Midland Basin, the Delaware Basin and the Central Basin Platform areas of the Permian Basin in west Texas and New Mexico.

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

FINANCIAL AND OPERATING PERFORMANCE

Overview of 2016 Results and Activities
During the year ended December 31, 2016, Energen experienced a challenging commodity price environment. Key results were as follows:

•	completed 59 net wells of which 46 were drilled but uncompleted from the prior year;

•	added 58 net new drilled but uncompleted wells for a total of 60 net wells at December 31, 2016;

•	realized a 35.8 percent decline in general and administrative (G&A) expense and a 24.8 percent decrease in oil, natural gas liquids and natural gas production expense;

•	issued 18,170,000 additional shares of common stock through a public equity offering receiving net proceeds of approximately $381.1 million;

•
completed a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico for an aggregate purchase price of approximately $552 million;

•
completed an estimated $143.7 million in various purchases and renewals of unproved leasehold largely in the Permian Basin, including approximately $77 million of acreage purchased in Lea County, New Mexico and

•	ended the year with cash of $386.1 million and long-term debt of $554.0 million at December 31, 2016.

Year ended December 31, 2016 vs year ended December 31, 2015
Energen’s net loss and loss from continuing operations for the year ended December 31, 2016 totaled $167.5 million ($1.77 per diluted share) compared to the year ended December 31, 2015 net loss and loss from continuing operations of $945.7 million ($12.43 per diluted share). Energen did not have discontinued operations in 2016 and 2015. This change in loss from continuing operations was primarily the result of:

•
non-cash impairments in 2015 on certain Permian Basin oil properties in the Delaware Basin (approximately $388.3 million after-tax) and in the Central Basin Platform (approximately $310.1 million after-tax);

•	gain in the year-to-date 2016 on a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin (approximately $158.4 million after-tax);

•
lower year-over-year after-tax losses of $135.3 million on open derivatives (resulting from an after-tax $45.9 million non-cash loss on open derivatives for 2016 and an after-tax $181.3 million non-cash loss on open derivatives for 2015);

•	lower depreciation, depletion and amortization (DD&A) expense (approximately $94 million after-tax);

•	non-cash impairments in 2015 on certain held for sale properties in the San Juan Basin (approximately $85.1 million after-tax);

•	lower oil, natural gas liquids and natural gas production expense (approximately $37 million after-tax);

•	decreased general and administrative (G&A) expense (approximately $34 million after-tax);

•	unproved leasehold writedowns in 2015 on San Juan Basin properties (approximately $24.3 million after-tax);

•	additional unproved leasehold writedowns in 2015 primarily on Permian Basin properties in the Delaware Basin (approximately $18.7 million after-tax);

•	lower production and ad valorem taxes (approximately $9 million after-tax);

•	lower exploration expense (approximately $6 million after-tax) and

•	decreased interest expense (approximately $4 million after-tax)

partially offset by:

•	period over period loss on closed derivatives (approximately $267 million after-tax);

•
non-cash impairments on certain Permian Basin oil properties primarily in the Central Basin Platform (approximately $120.4 million after-tax) and the Delaware Basin (approximately $13.7 million after-tax);

•	decreased realized oil and natural gas commodity prices (approximately $55 million after-tax);

•	lower oil, natural gas liquids and natural gas production volumes (approximately $37 million after-tax);

•	gain in 2015 on sale of the majority of our natural gas assets in the San Juan Basin (approximately $17.3 million after tax);

•	non-cash impairments on certain properties in the San Juan Basin (approximately $4.8 million after-tax) and

•	unproved leasehold writedowns primarily on Permian Basin properties in the Delaware Basin and Central Basin Platform (approximately $3 million after-tax).

Year ended December 31, 2015 vs year ended December 31, 2014
For the year ended December 31, 2015, Energen’s net loss totaled $945.7 million ($12.43 per diluted share) as compared to net income of $568.0 million ($7.75 per diluted share) in 2014. Energen’s loss from continuing operations totaled $945.7 million ($12.43 per diluted) in 2015 as compared with income from continuing operations of $99.6 million ($1.36 per diluted) in 2014. Energen did not have discontinued operations in 2015. Income from discontinued operations for 2014 was $468.4 million ($6.39 per diluted share) largely due to the sale of Alagasco. This change in income (loss) from continuing operations was primarily the result of:

•	lower realized oil, natural gas liquids and natural gas commodity prices (approximately $428 million after-tax);

•
increased year-over-year after-tax losses of $382.9 million on open derivatives (resulting from an after-tax $181.3 million non-cash loss on open derivatives for 2015 and an after-tax $201.8 million non-cash gain on open derivatives for 2014);

•	non-cash impairments on certain Permian Basin oil properties in the Delaware Basin (approximately $388.3 million after-tax) and in the Central Basin Platform (approximately $310.1 million after-tax);

•	non-cash impairments on certain held for sale properties in the San Juan Basin (approximately $85.1 million after-tax);

•	decreased natural gas and natural gas liquids production volumes (approximately $62 million after-tax);

•	higher DD&A expense (approximately $29 million after-tax);

•	unproved leasehold writedowns on San Juan Basin properties (approximately $24.3 million after-tax);

•	additional unproved leasehold writedowns primarily on Permian Basin properties in the Delaware Basin (approximately $18.7 million after-tax);

•	increased G&A expense (approximately $17 million after-tax) and

•	increased interest expense (approximately $3 million after-tax)

partially offset by:

•	period over period gain on closed derivatives (approximately $242 million after-tax);

•	non-cash impairments in 2014 on certain gas properties in the San Juan Basin (approximately $143.7 million after-tax);

•	higher oil production volumes (approximately $118 million after-tax);

•	non-cash impairments in 2014 on certain oil properties in the Permian Basin (approximately $70.9 million after-tax);

•
unproved leasehold writedowns in 2014 on Permian Basin oil properties (approximately $39 million after-tax) and unproved leasehold writedowns on San Juan Basin properties (approximately $3.7 million after-tax);

•	decreased oil, natural gas liquids and natural gas production expense (approximately $29 million after-tax);

•	lower production and ad valorem taxes (approximately $29 million after-tax);

•	gain on sale of the majority of our natural gas assets in the San Juan Basin (approximately $17.3 million after tax) and

•	lower exploration expense (approximately $8 million after-tax).

Results of Operations
The following table summarizes information regarding our production and operating data from continuing operations.

Years ended December 31, (in thousands, except sales price and per unit data)	2016	2015	2014
Operating and production data from continuing operations
Oil, natural gas liquids and natural gas sales
Oil	$521,017	$631,663	$988,868
Natural gas liquids	48,652	48,856	110,918
Natural gas	51,697	82,742	244,408
Total	$621,366	$763,261	$1,344,194
Open non-cash mark-to-market gains (losses) on derivative instruments
Oil	$(57,148)	$(242,227)	$271,200
Natural gas liquids	(6,868)	—	287
Natural gas	(7,174)	(39,525)	43,958
Total	$(71,190)	$(281,752)	$315,445
Closed gains (losses) on derivative instruments
Oil	$(17,701)	$346,404	$4,377
Natural gas liquids	—	—	6,218
Natural gas	414	50,641	8,979
Total	$(17,287)	$397,045	$19,574
Total revenues	$532,889	$878,554	$1,679,213
Production volumes
Oil (MBbl)	13,213	14,023	11,814
Natural gas liquids (MMgal)	163.5	170.7	172.3
Natural gas (MMcf)	27,204	35,604	58,602
Total production volumes (MBOE)	21,639	24,022	25,684
Average daily production volumes
Oil (MBbl)	36.1	38.4	32.4
Natural gas liquids (MMgal)	0.4	0.5	0.5
Natural gas (MMcf)	74.3	97.5	160.6
Total average daily production volumes (MBOE/d)	59.1	65.8	70.4
Permian Basin - Spraberry (Trend Area) Field production volumes (included in production volumes above)*
Oil (MBbl)	7,205	6,714	4,004
Natural gas liquids (MMgal)	105.3	86.7	56.2
Natural gas (MMcf)	16,163	13,338	7,305
Total production volumes (MBOE)	12,406	11,002	6,558
Average realized prices excluding effects of open non-cash mark-to-market derivative instruments
Oil (per barrel)	$38.09	$69.75	$84.07
Natural gas liquids (per gallon)	$0.30	$0.29	$0.68
Natural gas (per Mcf)	$1.92	$3.75	$4.32
Average realized prices excluding effects of all derivative instruments
Oil (per barrel)	$39.43	$45.04	$83.70
Natural gas liquids (per gallon)	$0.30	$0.29	$0.64

Natural gas (per Mcf)	$1.90	$2.32	$4.17
Costs per BOE
Oil, natural gas liquids and natural gas production expenses	$7.94	$9.51	$10.68
Production and ad valorem taxes	$1.98	$2.39	$3.97
Depreciation, depletion and amortization	$20.70	$24.72	$21.36
Exploration expense	$0.25	$0.62	$1.09
General and administrative	$4.42	$6.21	$4.75
*The Spraberry (Trend Area) Field in the Permian Basin contained 15 percent or more of Energen’s total proved reserves as of December 31, 2016, 2015 and 2014. Production volumes in 2015 and 2014 have been revised to include certain horizontal wells in the Spraberry Trend Area.

Revenues: Our revenues fluctuate primarily as a result of realized commodity prices, production volumes and the value of our derivative contracts. Our revenues are predominantly derived from the sale of oil, natural gas liquids and natural gas.

For the year ended December 31, 2016, oil, natural gas liquids and natural gas sales decreased $141.9 million or 18.6 percent from the same period of 2015. Particular factors impacting commodity sales for 2016 include the following:

•
Oil volumes fell 5.8 percent to 13,213 MBbl during 2016 as production declines in the Midland Basin Wolfberry, 3rd Bone Spring in the Delaware Basin and the Central Basin Platform along with production declines associated with a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico that were partially offset by new well performance, net of production declines, in the horizontal Wolfcamp in the Midland and Delaware basins and also Spraberry in the Midland Basin.

•	Average realized oil prices in 2016 fell 12.5 percent to $39.43 per barrel.

•
Production of natural gas liquids decreased 4.2 percent to 163.5 MMgal in 2016. Production declines in the Midland Basin Wolfberry and 3rd Bone Spring in the Delaware Basin and declines from the asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico were partially offset by new well performance, net of production declines, in the horizontal Wolfcamp in the Midland and Delaware basins along with Spraberry in the Midland Basin.

•	Average realized natural gas liquids prices rose 3.4 percent to an average price of $0.30 per gallon during 2016.

•
Natural gas production decreased 23.6 percent to 27.2 Bcf in 2016 primarily due to the sale of natural gas assets in the San Juan Basin and production declines in the 3rd Bone Spring in the Delaware Basin and in the Midland Basin Wolfberry partially offset by new horizontal Wolfcamp production in the Midland and Delaware basins and also Spraberry in the Midland Basin.

•	Average realized natural gas prices in 2016 fell 18.1 percent to $1.90 per Mcf.

•	Production from continuing operations decreased 9.9 percent to 21.6 MMBOE during 2016.

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

Oil, natural gas liquids and natural gas production expense: The following table provides the components of our oil, natural gas liquids and natural gas production expenses:

Years ended December 31, (in thousands, except per unit data)	2016	2015	2014
Lease operating expenses	$114,386	$140,010	$140,413
Workover and repair costs	46,619	68,428	91,629
Marketing and transportation	10,709	19,942	42,390
Total oil, natural gas liquids and natural gas production expense	$171,714	$228,380	$274,432
Oil, natural gas liquids and natural gas production expense per BOE	$7.94	$9.51	$10.68

Energen had oil, natural gas liquids and natural gas production expense of $171.7 million, $228.4 million and $274.4 million during the years ended December 31, 2016, 2015 and 2014, respectively. Lease operating expense may be positively or negatively impacted by property acquisitions and dispositions and also generally reflects year-over-year increases in the number of active wells resulting from Energen’s ongoing development and exploratory activities. Overall lease operating expense was positively impacted in the current year by the sale of certain non-core Permian Basin assets and the San Juan Basin.

•
In 2016, lease operating expense decreased $25.6 million largely due to decreased water disposal costs (approximately $8.9 million), lower non-operated costs (approximately $4.3 million), decreased gathering costs (approximately $3.7 million), lower labor costs (approximately $3.7 million), lower other operations and maintenance expense (approximately $3.5 million), decreased environmental compliance costs (approximately $1.2 million) and decreased electrical costs (approximately $0.5 million) partially offset by additional equipment rental costs (approximately $0.8 million) and increased chemical and treatment costs (approximately $0.7 million).

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

On a per unit basis, the average lease operating expense for 2016, 2015 and 2014 was $5.29 per BOE, $5.83 per BOE and $5.46 per BOE, respectively.

Workover and repair costs decreased approximately $21.8 million in 2016 and decreased $23.2 million in 2015. In 2016, these expenses were lower largely due to lower incidence of well failures and reduced costs of services and materials. Workover and repair costs in 2015 were lower primarily due to lower incidence of offset well stimulation interference and lower electrical costs.

In the years ended December 31, 2016 and 2015, marketing and transportation costs decreased $9.2 million and $22.4 million, respectively. The decline in 2016 and 2015 was largely due to lower natural gas volumes as a result of the sale of certain San Juan Basin natural gas assets.

Production and ad valorem taxes: The following table provides details of our production and ad valorem taxes:

Years ended December 31, (in thousands, except per unit data)	2016	2015	2014
Production taxes	$31,849	$38,197	$75,249
Ad valorem taxes	11,089	19,183	26,814
Total production and ad valorem tax expense	$42,938	$57,380	$102,063
Total production and ad valorem tax expense per BOE	$1.98	$2.39	$3.97

Production and ad valorem taxes were $42.9 million, $57.4 million and $102.1 million during the years ended December 31, 2016, 2015 and 2014, respectively. In 2016, production-related taxes were $6.3 million lower with approximately $2.6 million attributed to decreased commodity market prices and approximately $3.8 million attributed to lower production volumes. In 2015, production-related taxes were $37.1 million lower with approximately $32.2 million attributed to decreased commodity market prices and

$4.9 million attributed to lower net production volumes. Commodity market prices exclude the effects of derivative instruments for purposes of determining production taxes. Decreased ad valorem taxes of $8.1 million and $7.6 million in 2016 and 2015, respectively, were primarily driven by the factor adjusted price impact on our Texas oil and natural gas properties.

Depreciation, depletion and amortization: DD&A expense decreased $145.8 million in 2016 and increased $45.2 million in 2015. The average DD&A rates were $20.70 per BOE in 2016, $24.72 per BOE in 2015 and $21.36 per BOE in 2014. The decrease in the 2016 per unit DD&A rate, which contributed approximately $86.6 million to the decrease in DD&A expense, was largely due to lower rates resulting from asset impairments. Decreased production volumes reduced DD&A expense approximately $58.3 million in 2016. The increase in the 2015 per unit DD&A rate, which contributed approximately $79.3 million to the increase in DD&A expense, was primarily due to higher rates resulting from an increase in development costs and the impact of year end reserve revisions driven by lower commodity prices. Lower net production volumes reduced DD&A expense approximately $35.2 million in 2015.

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

During 2016, Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties in the Delaware Basin and the Central Basin Platform of $4.8 million. Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties in the Delaware Basin of $29.2 million in 2015. During 2014, Energen recognized unproved leasehold writedowns of $64.4 million. These 2014 unproved leasehold writedowns included $55.1 million of expected leasehold expirations.

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

During 2014, non-cash impairment writedowns of $230.3 million were recognized by Energen on certain natural gas properties in the San Juan Basin to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows and direct market data as these properties were designated as held for sale as of December 31, 2014. At December 31, 2014, proved reserves associated with Energen’s San Juan Basin held for sale properties totaled 69,038 MBOE.

During 2015 and 2014, Energen recognized unproved leasehold writedowns San Juan Basin properties of $37.9 million and $5.8 million, respectively.

Exploration: The following table provides details of our exploration expense:

Years ended December 31, (in thousands, except per unit data)	2016	2015	2014
Geological and geophysical	$5,032	$7,316	$8,800
Dry hole costs	16	7,097	9,325
Delay rentals and other	367	465	9,965
Total exploration expense	$5,415	$14,878	$28,090
Total exploration expense per BOE	$0.25	$0.62	$1.09

Exploration expense decreased $9.5 million during 2016 primarily due to lower dry hole costs and seismic costs. Exploration expense decreased $13.2 million in 2015 primarily due to lower delay rentals and dry hole costs. Delay rentals are lower in 2015 largely due to the sale of certain San Juan Basin properties.

General and administrative: The following table provides details of our G&A expense:

Years ended December 31, (in thousands, except per unit data)	2016	2015	2014
General and administrative	$15,150	$30,578	$25,519
Benefit and performance-based compensation costs	35,218	64,805	45,215
Labor costs	45,321	53,749	51,318
Total general and administrative expense	$95,689	$149,132	$122,052
Total general and administrative expense per BOE	$4.42	$6.21	$4.75

Total G&A expense decreased $53.4 million in 2016 largely due to decreased costs from Energen’s benefit and performance-based compensation plans (approximately $29.6 million), lower labor costs (approximately $13.4 million), decreased legal expenses (approximately $5.4 million), decreased professional services (approximately $5.3 million), decreased recruiting expenses (approximately $1.2 million), lower insurance costs (approximately $1.1 million) and decreased vehicle expenses (approximately $1 million) partially offset by charges associated with the workforce reduction of $5.0 million. In 2015, total G&A expense rose $27.1 million primarily due to increased costs related to Energen’s benefit and performance-based compensation plans (approximately $19.6 million), increased legal expenses (approximately $5.4 million) and higher labor costs (approximately $2.4 million). Included in costs from the benefit and performance-based compensation plans were pension costs of $3.3 million (all of which was settlement expense), $31.3 million (including settlement expense of $29.8 million) and $18.9 million (including settlement expense of $4.1 million) for the years ended December 31, 2016, 2015 and 2014, respectively.

(Gain) loss on sale of assets and other, net: During June, July and August of 2016, Energen completed a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico for an aggregate purchase price of $552 million. These transactions had closing dates of June 3, 7, 30, July 15 and August 9 of 2016 with various effective dates ranging from March 1, 2016 to June 30, 2016. Minor portions of the assets were transferred to other parties upon the exercise of preferential purchase rights under pre-existing joint operating agreements in the ordinary course of business. Pre-tax proceeds to Energen were approximately $532.9 million after purchase price adjustments of approximately $19 million related to the operations of the properties subsequent to the effective dates and other one-time adjustments including transfer payments and certain amounts due the buyer, but before consideration of transaction costs of approximately $5 million. In the year ended December 31, 2016, Energen recognized pre-tax gains of $246.3 million on the sales. Energen used proceeds from the sale to fund ongoing operations.

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

Interest expense: Interest expense decreased $6 million during 2016 primarily due to decreased borrowings under our syndicated credit facility resulting from proceeds on asset sales and our first quarter equity offering. Interest expense rose $5.3 million during 2015 largely due to the classification of interest expense associated with debt required to be extinguished as discontinued operations in 2014 partially offset by the 2014 write-off of $2.7 million in debt issuance costs associated with the $600 million Senior Term Loans which were repaid in September 2014 in association with the sale of Alagasco. The interest expense associated with the $600 million Senior Term Loans is reflected in discontinued operations for 2014. The average daily outstanding balance under credit facilities was $33.6 million in 2016. The average daily outstanding balance under credit facilities was $358.9 million in 2015 as compared to $482.2 million in 2014.

Income tax expense: Income tax expense increased $455.4 million in 2016 largely due to higher pre-tax income and decreased $575.7 million in 2015 primarily due to lower pre-tax income. In addition, the Company recorded $2.5 million and $1.3 million tax expense for the change in the valuation allowance for our deferred tax assets as of December 31, 2016, and 2015, respectively, due to the uncertainty of their realization. On June 15, 2015, a Texas tax bill was signed into law which reduces the Texas Franchise Tax (Margin Tax) rate from 1 percent to 0.75 percent for taxpayers not engaged in retail or wholesale trade. The tax rate reduction is applicable for tax reports originally due on or after January 1, 2016.  Energen recognized a $3.1 million income tax benefit during the second quarter of 2015, the period the law was enacted, to reflect the impact of this change.

The Company monitors legislative proposals that, if enacted, would make significant changes to U.S. tax laws. These changes have included items such as a decrease in the federal income tax rate, among other proposals. The adoption of the proposed changes in the U.S. tax law could affect our financial condition, results of operations and cash flows.

Discontinued operations, net of tax: On September 2, 2014, Energen completed the transaction to sell Alagasco to Laclede for $1.6 billion, less the assumption of $267 million in debt. The net pre-tax proceeds to Energen totaled approximately $1.32 billion. This sale had an effective date of August 31, 2014. Energen used cash proceeds from the sale to reduce long-term and short-term indebtedness. During the second quarter of 2014, Energen classified Alagasco as held for sale and reflected the associated operating results in discontinued operations. Energen’s results of operations and cash flows for the year ended December 31, 2014 presented in our consolidated financial statements and these notes reflect Alagasco as discontinued operations.

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

See Note 16, Held for Sale Properties and Discontinued Operations, in the Notes to Financial Statements for additional information regarding discontinued operations.

FINANCIAL POSITION AND LIQUIDITY

Cash Flow
The key drivers impacting our cash flow from operations are our oil, natural gas liquids and natural gas production volumes and realized commodity market prices, net of the effects of settlements on our derivative commodity instruments. During 2016, we relied on our cash flows from operations, proceeds from the first quarter 2016 equity offering and the pre-tax proceeds from the series of asset sales in the Permian Basin and San Juan Basin to fund our capital spending plans and working capital requirements. Cash flows may be supplemented, as needed, by borrowings under our syndicated credit facility.

Net cash provided by operating activities: Energen’s net cash from operating activities totaled $292.4 million, $714.6 million and $705.5 million in 2016, 2015 and 2014, respectively, and included discontinued operations associated with cash flows from Alagasco of $91.5 million in 2014. Net income in 2016 was impacted overall by the decreased price environment and lower production volumes (including the impact of asset sales). Also affecting net income were certain non-cash charges including DD&A, asset impairment charges, deferred income taxes and the change in derivative fair value . The gain on sale of assets totaled $246.4 million. During 2015, net income was impacted by non-cash charges, including asset impairment charges, deferred income taxes and the change in derivative fair value. During 2015, operating cash flows were impacted by significantly lower commodity prices. During 2014, operating cash flows decreased due to lower oil and natural gas liquids commodity prices partially offset by increased production and higher natural gas commodity prices. Net income in 2014 was also significantly impacted by non-cash charges, including higher DD&A, asset impairment charges and the change in derivative fair value. The Company’s working capital needs were also influenced by accrued taxes and the timing of payments and recoveries for all years and included pension contributions associated with our non-qualified supplemental retirement plans of $14.6 during 2016.

Net cash used in investing activities: Energen made net investments of $66.1 million during 2016. Energen invested $147.9 million on a cash basis in property acquisitions including approximately $143.8 million of unproved leaseholds; $89.1 million for development costs including approximately $77 million to drill 21 net development and service wells; $344.1 million for exploration including approximately $257 million to drill 53 net exploratory wells. Included in the proceeds from asset sales in 2016 are cash proceeds of $528.1 million from the series of asset sales of certain non-core Permian Basin assets in the Delaware Basin and in the San Juan Basin. During 2015, the Company made net investments of $847.3 million. Energen invested $87.4 million in property acquisitions including approximately $85.5 million of unproved leaseholds; $386.4 million for development costs (includes the reversal of approximately $17.2 million of accrued development cost) including approximately $139 million to drill 63 net development and service wells; and $753.1 million for exploration (includes the reversal of approximately $111.1 million of accrued exploration cost) including approximately $492 million to drill 100 net exploratory wells. Included in the proceeds from asset sales in 2015 are cash proceeds of $384 million from the sale of certain San Juan Basin assets and $8.6 million from the sale of Alagasco. During 2014, the Company made net investments of $38.9 million. Energen invested $70.7 million in property acquisitions including approximately $68.5 million of unproved leaseholds; $399.1 million for development costs (excludes the accrual of approximately $4.6 million of accrued development cost) including approximately $270 million to drill 102 net development and service wells; and $844.1 million for exploration (excludes the accrual of approximately $109.3 million of accrued exploration cost) including approximately $703 million to drill 110 net exploratory wells. Included in the proceeds from asset sales and the sale of Alagasco in 2014 are cash proceeds of $1,317.1 million from the sale of Alagasco and $30 million from the sale of North Louisiana/East Texas properties.

During 2016, Energen added 64 MMBOE of proved reserves from discoveries and other additions, primarily the result of exploratory and development drilling that increased the number of proved undeveloped locations in the Permian Basin. Energen added approximately 133 MMBOE and 130 MMBOE of proved reserves in 2015 and 2014, respectively.

Net cash provided by (used in) financing activities: The Company provided $158.5 million for net financing activities in 2016 primarily due to the issuance of 18,170,000 shares of common stock largely offset by the repayment of credit facility borrowings. The Company provided $132.1 million for net financing activities in 2015 primarily due to the issuance of 5,700,000 shares of common stock largely offset by the repayment of credit facility borrowings. In 2014, the Company used $670.3 million for net financing activities largely due to the repayment of $600 million Senior Term Loans, discontinued operations primarily related to the sale of Alagasco and the purchase and retirement of shares. For each of the years, net cash provided by (used in) financing activities reflected cash received from the issuance of common stock through the Company’s stock-based compensation plan. During 2015 and 2014, net cash provided by (used in) financing activities also reflected dividends paid to common shareholders.

Capital Expenditures
Capital spending at Energen is detailed below.

Years ended December 31, (in thousands)	2016	2015	2014
Property acquisitions	$147,733	$87,556	$71,096
Development	89,101	370,331	406,597
Exploration	344,061	641,983	953,409
Other	2,003	14,938	20,849
Total	582,898	1,114,808	1,451,951
Less exploration expenditures charged to income	4,818	74,198	79,441
Net capital expenditures	$578,080	$1,040,610	$1,372,510

Energen completed an estimated $143.7 million in various purchases, leases and renewals of unproved leasehold largely in the Permian Basin, including approximately $77 million of acreage leased from the Bureau of Land Management in Lea County, New Mexico, during 2016. The Lea County, New Mexico lease is currently under administrative review pending final issuance of the acreage to Energen. Energen currently expects the review to be completed within 12 to 24 months.

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

We engage in derivative risk management activities in order to reduce the risk associated with commodity price fluctuations. Commodity hedges in place for 2017 will help mitigate some of the commodity price volatility. See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for a full detail of our hedged volumes.

Production from the liquids rich Permian Basin in 2017 is estimated to be 24 MMBOE, including approximately 16.9 MMBOE of estimated production from proved reserves owned at December 31, 2016. Production estimates do not include amounts related to potential future acquisitions. In the event Energen is unable to fully invest in its capital investment opportunities, future operating revenues, production and proved reserves could be negatively affected.

Production volumes by commodity are expected to be as follows:

Year ended December 31, (MMBOE)	2017
Oil	15.6
Natural gas liquids	4.1
Natural gas	4.3
Total	24.0

During 2017, Energen expects an annualized decline rate of approximately 25 percent for its proved developed producing properties owned at December 31, 2016. During the same period, total production from proved properties is expected to decrease approximately 15.5 percent and total production from all properties owned at December 31, 2016 is expected to increase approximately 20 percent. The above proved developed producing properties decline rate is not necessarily indicative of Energen’s expectations for its terminal decline rate on a long-term basis.

Various factors influence decline rates. For example, certain properties may have production curves that decline at faster rates in the early years of production and at slower rates in later years. Accordingly, the decline rate for a single year is influenced by numerous factors, including but not limited to, the mix of types of wells, the mix of newer versus older wells, and the effect of enhanced recovery activities, but it is not necessarily indicative of future decline rates. Energen expects a compound annual decline rate for proved developed producing properties owned at December 31, 2016 for the 5 year period 2016 to 2021, for the 10 year period 2016 to 2026 and for the 20 year period 2016 to 2036 of approximately 16.3 percent, 12.2 percent and 9.5 percent, respectively.

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

Energen plans to continue investing capital in oil and natural gas production operations. For 2017, we expect our oil and natural gas capital spending to total approximately $840 million, including approximately $127 million for the development of previously identified proved undeveloped reserves. Included in the above estimate are acquisitions in the Delaware Basin of approximately $32 million for unproved leasehold acreage and $18 million for net mineral acres purchases. Capital spending is required to offset declines in production and proved oil and natural gas reserves. Future success in maintaining and growing reserves and production is highly dependent on the results of our drilling program and our ability to add reserves economically during a challenging market for crude oil and natural gas.

Capital expenditures in the Permian Basin by area during 2017 are planned as follows:

Year ended December 31, (in thousands)	2017
Midland Basin	$440,000
Delaware Basin	345,000
Central Basin and ARO	5,000
Acquisitions/Unproved Leasehold	50,000
Total	$840,000

Energen anticipates drilling and/or completing the following operated net wells by area during 2017.

	Midland Basin	Delaware Basin	Total
Drilled but uncompleted wells as of December 31, 2016 (to be completed in 2017)	43	17	60
Wells drilled and completed during 2017	31	22	53
Drilled but uncompleted wells as of December 31, 2017	23	7	30

The wells above include 3 vertical wells to be drilled and completed during 2017 and 3 drilled but uncompleted vertical wells as of December 31, 2017, all in the Midland Basin. Energen expects to use our 6 to 7 operated drilling rigs during 2017 to drill these wells.

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

Credit Facility and Working Capital
At December 31, 2016, we had $386.1 million of cash on hand and $1.05 billion of committed financing available under our credit facility. On September 2, 2014, Energen entered into a five-year syndicated secured credit facility with domestic and foreign lenders. On April 13, 2016, our committed financing available under our credit facility was reduced to $1.05 billion in conjunction with our scheduled semi-annual redetermination. On October 25, 2016, the borrowing base was reaffirmed with no changes. To finance our operations, working capital and capital spending, we expect to use cash on hand and internally generated cash flow from operations supplemented, if necessary, by our existing five-year syndicated credit facility. As discussed in Note 15, Acquisition and Disposition of Properties, Energen completed a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico for an aggregate purchase price of $552 million.

Access to capital is an integral part of Energen’s business plan. As discussed in Note 6, Equity Offering, during the first quarter of 2016, Energen issued 18,170,000 additional shares of common stock and received net proceeds of approximately $381.1 million, after deducting offering expenses. Energen may also issue long-term debt and equity periodically to replace short-term obligations, enhance liquidity and provide for permanent financing. As of December 31, 2016, the Company has no outstanding amounts under its revolving credit facility. While we expect to have ongoing access to our credit facility and capital markets, continued access could be adversely affected by current and future economic and business conditions and possible credit rating downgrades.

Our debt facilities are subject to certain financial and non-financial covenants as discussed in Note 3, Long Term Debt, in the Notes to Financial Statements. The financial covenants of the credit facility require Energen to maintain a ratio of total debt to consolidated income before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and other noncash income and expenses (EBITDAX) less than or equal to 4.0 to 1.0. As of December 31, 2016, we were in compliance with our covenants and expect to maintain compliance during 2017. However, in future periods, factors including those outside of our control may prevent us from maintaining compliance with the financial and non-financial covenants, including our total debt to EBITDAX covenant. Such factors may include commodity price declines, lack of liquidity in property and capital markets and our continuing ability to execute on our business plan. The borrowing base on our credit facility is scheduled to be redetermined in April and October of 2017. In the event that we are unable to remain in compliance with our financial and non-financial covenants, we would seek covenant relief at a scheduled redetermination date or at an interim date, as appropriate. However, no assurances can be given with respect to such relief. If any such covenant violations are not waived by the lenders such violation would result in an event of default that could trigger acceleration of payment of the amounts outstanding under our credit facility and long term note agreements. Additionally, the lenders could refuse to make additional loans under the credit facility, take possession of any collateral, and exercise other remedies or rights that may be available to them, all of which could have a material adverse effect on the business and financial condition of the Company.

Energen’s obligations under the syndicated credit facility are unconditionally guaranteed by Energen Resources. The financial covenants of the credit facility require Energen to maintain a ratio of total debt to EBITDAX less than or equal to 4.0 to 1.0; to maintain a ratio of consolidated current assets (adjusted to include amounts available for borrowings and exclude non-cash derivative instruments) to consolidated current liabilities (adjusted to exclude maturities under the credit facility and non-cash derivative instruments) greater than or equal to 1.0 to 1.0; and, during certain periods, to maintain a ratio of the net present value of proved reserves of our oil and natural gas properties to consolidated total debt greater than or equal to 1.50 to 1.0. We are also bound by covenants which limit our ability to incur additional indebtedness, make certain distributions or alter our corporate structure. Energen may not pay dividends during an event of default, if the payment would result in an event of default or if availability is less than 10 percent of the loan limit under the credit facility. Our credit facility also limits our ability to enter into commodity hedges based on projected production volumes. In addition, the terms of our credit facility limit the amount we can borrow to a borrowing base amount which is determined by our lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria including commodity price outlook. The borrowing base amount is subject to redetermination semi-annually and for event-driven unscheduled redeterminations. Our next scheduled redetermination is April 1, 2017.

At December 31, 2016, Energen reported unadjusted working capital of $167.7 million arising from current assets of $505.9 million exceeding current liabilities of $338.2 million. Working capital at Energen is largely influenced by cash on hand arising from proceeds from asset sales and our first quarter equity offering partially offset by the fair value of derivative financial instruments associated with future production. Energen has $0.1 million in current assets and $65.5 million in current liabilities associated with its derivative financial instruments at December 31, 2016.

Workforce Reduction
On January 22, 2016 and March 18, 2016, we reduced our workforce as part of an overall plan to reduce costs and better align our workforce with the needs of our business in light of current oil and natural gas commodity prices. In connection with the reductions, we incurred charges of approximately $5.0 million during 2016 for one-time termination benefits which are included in general and administrative expense on the consolidated income statement.

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

(in thousands)	December 31, 2016	December 31, 2015
Shares outstanding	97,075	78,795
Treasury stock*	3,064	2,976
Shares issued	100,139	81,771
*Excludes 61,845 shares and 50,800 shares held in the 1997 Deferred Compensation Plan at December 31, 2016 and 2015, respectively.

Dividends
In February 2016, we announced the discontinuance of dividend payments. Accordingly, we do not expect to pay cash dividends on Energen common stock in 2017. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and is based upon business conditions, results of operations, financial conditions and other factors.

Employee Benefit Plans
In October 2014, Energen’s Board of Directors elected to freeze and terminate its qualified defined benefit pension plan. A plan amendment adopted in October 2014 closed the plan to new entrants, effective November 1, 2014, and froze benefit accruals effective December 31, 2014. Energen terminated the plan on January 31, 2015 and distributed benefits in December 2015. The Pension Benefit Guaranty Corporation (PBGC) is conducting an audit of the termination of the pension plan to ensure that Energen properly calculated and distributed benefits in accordance with plan provisions and in compliance with the appropriate laws and regulations administered by the PBGC.

Energen’s non-qualified supplemental retirement plans were terminated effective December 31, 2014. Distributions under the plans were made in the first quarters of 2016 and 2015.

Stock Repurchase Authorization
From time to time, the Company may repurchase shares of its common stock through open market or negotiated purchases. Such repurchases would be pursuant to a 3,600,000 share repurchase authorization approved by the Board of Directors on October 22, 2014. There were no shares repurchased pursuant to its repurchase authorization for the years ended December 31, 2016 and 2015. For the year ended December 31, 2014, Energen repurchased and retired 226,839 shares for $14.9 million pursuant to our repurchase authorization. As of December 31, 2016, a total of 3,373,161 shares remain authorized for future repurchase. The timing and amounts of any repurchases are subject to changes in market conditions and other business considerations. Energen also from time to time acquires shares in connection with participant elections under Energen’s stock compensation plans. For the years ended December 31, 2016, 2015 and 2014, Energen acquired 88,320 shares, 73,126 shares and 32,768 shares, respectively, in connection with its stock compensation plans.

Contractual Cash Obligations and Other Commitments
In the course of ordinary business activities, Energen enters into a variety of contractual cash obligations and other commitments. The following table summarizes Energen’s significant contractual cash obligations, other than hedging contracts, as of December 31, 2016:

		Payments Due Before December 31,
(in thousands)	Total	2017	2018-2019	2020-2021	2022 and Thereafter
Long-term debt (1)	$554,000	$24,000	$—	$400,000	$130,000
Interest payments on debt	182,941	29,075	55,732	49,543	48,591
Operating leases	8,884	3,822	5,062	—	—
Asset retirement obligations (2)	490,531	2,535	6,869	6,147	474,980
Total contractual cash obligations	$1,236,356	$59,432	$67,663	$455,690	$653,571

(1) Long-term debt obligations include approximately $0.4 million of unamortized debt discounts as of December 31, 2016.

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

Under various agreements for third-party gathering, treatment, transportation or other services, Energen is committed to deliver minimum production volumes or to pay certain costs in the event the minimum quantities are not delivered. These delivery commitments are approximately 4.2 MMBOE through October 2020.

The contractual obligations reported above exclude Energen’s liability of $14.2 million related to Energen’s provision for uncertain tax positions. Energen cannot make a reasonably reliable estimate of the amount and period of related future payments for such liability.

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

Energen Resources appealed the Order in 2011 and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order and Energen Resources appealed the Revised Order. In the Revised Order, ONRR ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. At ONRR’s request the Revised Order was also remanded in August 2015. On April 15, 2016 ONRR issued its Second Revised Order. The Second Revised Order directs Energen Resources to pay additional royalties of $189,000, replacing the previous demand of $129,700. Energen had previously estimated that application of the ONRR position to all of the Company’s federal leases would result in ONRR claims up to approximately $24 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen plans to appeal and vigorously contest the Second Revised Order, the predecessor orders and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of December 31, 2016.

Derivative Commodity Instruments
We periodically enter into derivative commodity instruments to hedge our exposure to price fluctuations on oil, natural gas liquids and natural gas production. Such instruments may include over-the-counter (OTC) swaps, options and basis swaps typically executed with investment and commercial banks and energy-trading firms.

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net loss position with fifteen of our active counterparties and in a gain position with the remaining one at December 31, 2016. Energen has policies in place to limit hedging to not more than 80 percent of our estimated annual production; however, Energen’s credit facility contains a covenant which operates to limit hedging at a lower threshold in certain circumstances.

Energen has prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the market value of crude oil, natural gas liquids and natural gas may have on the fair value of its derivative instruments. This analysis measured the impact on the commodity derivative instruments and, thereby, did not consider the underlying exposure related to the commodity. At December 31, 2016, Energen was in a net loss position of $68.4 million for derivative contracts and estimates that a 10 percent increase in the commodities prices would have resulted in an approximate $66.9 million change in the fair value of open derivative contracts and that a 10 percent decrease in the would have resulted in an approximate $59.5 million change in the fair value of open derivative contracts; however, gains and losses on derivative contracts are expected to be similarly offset by sales at the spot market price. The hypothetical change in fair value was calculated by multiplying the difference between the hypothetical price and the contractual price by the contractual volumes and did not include the impact of related taxes on actual cash prices.

All derivatives are recognized at fair value under the fair value hierarchy as discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Financial Statements. Level 3 liabilities as of December 31, 2016 represent an immaterial amount of both total assets and liabilities. Changes in fair value primarily result from price changes in the underlying commodity. Energen has prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its Level 3 instruments. We estimate that a 10 percent increase or decrease in commodity prices would result in an approximate $4.4 million change in the fair value of open Level 3 derivative contracts and to the results of operations.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law. Title VII of the Dodd-Frank Act establishes federal oversight and regulation of the over-the-counter derivatives markets and participants in such markets. The Commodities Futures Trading Commission (CFTC) and the SEC have adopted, or are in the process of adopting, rules and regulations covering, among other derivative transactions, transactions linked to crude oil and natural gas prices.  We believe Energen’s derivative transactions qualify for the end-user exception which exempts them from certain Dodd-Frank Act swap clearing and exchange-trading requirements pursuant to final regulations adopted by the CFTC and SEC. However, the Dodd-Frank Act also authorized the CFTC to set position limits for certain futures and options contracts in the major energy markets and for swaps that are their economic equivalents. The CFTC’s initial regulations on position limits were vacated by the U.S. District Court for the District of Columbia in 2012, and the CFTC subsequently proposed new position limits in November 2013. The CFTC reproposed position limit regulations on December 5, 2016, and the final rules have not yet been adopted. The full impact of the Dodd-Frank Act and related regulatory requirements on Energen will not be known until the regulations have been fully implemented and the derivative markets have adjusted to such regulations. Energen could experience increased costs and reduced liquidity in the markets as a result of these rules and regulations governing derivatives, which could reduce hedging opportunities and negatively affect our revenues and cash flows.

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

Accounting for Oil and Natural Gas Producing Activities and Related Proved Reserves: Energen utilizes the successful efforts method of accounting for its oil and natural gas producing activities. Acquisition and development costs of proved properties are capitalized and amortized on a units-of-production basis over the remaining life of total proved and proved developed reserves. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas liquids and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The technologies associated with these proved reserve estimates are analysis of well production data, geophysical data, wireline and core data. Accordingly, these estimates do not include probable or possible reserves. Estimated oil and gas proved reserves are based on currently available reservoir data and are subject to future revision. Estimates of physical quantities of oil and natural gas proved reserves have been determined by Company engineers. Independent oil and natural gas reservoir engineers have audited the estimates of proved reserves of crude oil, natural gas liquids and natural gas attributed to Energen’s net interests in oil and natural gas properties as of December 31, 2016. The independent reservoir engineers have issued reports covering approximately 99 percent of the Company’s ending proved reserves and in their judgment these estimates were reasonable in the aggregate. Energen’s production of proved undeveloped reserves requires the drilling of development wells and the installation or completion of related infrastructure facilities.

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

The table below reflects an estimated increase in 2017 depreciation, depletion and amortization expense associated with an assumed downward revision in the reported oil and natural gas reserve amounts at December 31, 2016:

	Percentage Change in Proved Oil & Natural Gas Reserves From Reported Reserves December 31, 2016
(dollars in thousands)	-5%	-10%
Estimated increase in DD&A expense for the year ended December 31, 2017, net of tax	$11,415	$23,912

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

Certain impairments were recognized during the first quarter of 2016 as discussed under Asset Impairment in our Results of Operations. We estimate a further decline in our price assumptions by 10 percent from December 31, 2016 prices (assuming all other assumptions are held constant) would result in immaterial expense. Other assumptions such as operating costs, transportation costs, well and reservoir performance, severance tax rates and ad valorem taxes, operating and development plans may also change given an assumed 10 percent commodity price decline. However, we are unable to estimate their correlation to the price change and these other assumptions may worsen or partially mitigate some of the estimated impairment.

Derivatives: Energen periodically enters into derivative commodity instruments to manage its exposure to oil, natural gas liquids and natural gas price volatility. We enter into derivative transactions that are accounted for as mark-to-market transactions with gains and losses reported in gain (loss) on derivative instruments, net. Energen does not enter into derivatives or other financial instruments for trading purposes. The use of derivative contracts to mitigate price risk may cause the Company’s financial position, results of operations and cash flow to be materially different from results that would have been obtained had such risk mitigation activities not occurred.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information below should be read in conjunction with the related disclosures in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Outlook” and in Note 7, Derivative Commodity Instruments, and in Note 8, Fair Value Measurements, in the Notes to Financial Statements.

We are exposed to various market risks including commodity price risk, counterparty credit risk and interest rate risk. We seek to manage these risks through our risk management program which often includes the use of derivative instruments. We do not enter into derivative or other financial instruments for speculative or trading purposes.

Commodity price risk: Energen’s major market risk exposure is in the pricing applicable to its oil and natural gas production. Historically, prices received for oil, natural gas liquids and natural gas production have been volatile due to world and national supply-and-demand factors, seasonal weather patterns and general economic conditions. Crude oil prices also are affected by quality differentials, by worldwide political developments and by actions of the Organization of the Petroleum Exporting Countries. Basis differentials, like the underlying commodity prices, can be volatile because of regional supply-and-demand factors, including seasonal factors and the availability and price of transportation to consuming areas. As impacted by such commodity price volatility during 2016, our average realized oil prices fell 12.5 percent to $39.43 per barrel, average realized natural gas liquids prices rose 3.4 percent to an average price of $0.30 per gallon and average realized natural gas prices decreased 18.1 percent to $1.90 per Mcf.

We periodically enter into derivative commodity instruments to hedge our exposure to price fluctuations on oil, natural gas liquids and natural gas production. Such instruments may include over-the-counter swaps and basis swaps typically executed with investment and commercial banks and energy-trading firms.

As of December 31, 2016 (except as noted), Energen entered into the following transactions for 2017 and subsequent years:

Production Period	Description	Total Hedged Volumes		Average Contract Price	Fair Value (in thousands)
Oil
2017	NYMEX Swaps	6,060	MBbl	$49.77 Bbl	$(40,196)
	NYMEX Three-Way Collars	4,800	MBbl		(5,207)
	Ceiling sold price (call)			$62.18 Bbl
	Floor purchased price (put)			$45.00 Bbl
	Floor sold price (put)			$35.00 Bbl
2018	NYMEX Three-Way Collars	3,240	MBbl		(1,694)
	Ceiling sold price (call)			$65.03 Bbl
	Floor purchased price (put)			$50.00 Bbl
	Floor sold price (put)			$40.00 Bbl
	NYMEX Three-Way Collars	2,340	MBbl		*
	Ceiling sold price (call)			$65.38 Bbl
	Floor purchased price (put)			$50.00 Bbl
	Floor sold price (put)			$40.00 Bbl
Oil Basis Differential
2017	WTI/WTI Basis Swaps	7,890 MBbl		$(0.58) Bbl	(1,984)
	WTI/WTI Basis Swaps	1,230 MBbl		$(0.94) Bbl	*
Natural Gas Liquids
2017	Liquids Swaps	45.4	MMGal	$0.52 Gal	(5,556)
		34.7	MMGal	$0.64 Gal	*
2018	Liquids Swaps	30.2	MMGal	$0.60 Gal	(1,312)
Natural Gas
2017	Basin Specific Swaps - Permian	14.7	Bcf	$2.85 Mcf	(6,900)

2017	NYMEX Swaps	0.9	Bcf	$3.29 Mcf	(265)
Natural Gas Basis Differential
2017	Permian Swaps	0.9	Bcf	$(0.29) Mcf	(9)
Derivative contracts (closed but not cash settled)					(5,300)
Total					$(68,423)
WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing
*Contracts entered into subsequent to December 31, 2016

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

Interest rate risk: Our interest rate exposure as of December 31, 2016 primarily relates to our syndicated credit facility with variable interest rates. There was no outstanding credit facility balance as of December 31, 2016. All long-term debt obligations, other than our credit facility, were at fixed rates at December 31, 2016.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENERGEN CORPORATION

Schedules other than those listed above are omitted because they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Energen Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Energen Corporation and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
February 28, 2017

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2016	December 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$386,093	$1,272
Accounts receivable, net	73,322	63,097
Inventories, net	14,222	11,255
Assets held for sale	—	93,739
Derivative instruments	50	56,963
Income tax receivable	27,153	8,376
Prepayments and other	5,071	11,638
Total current assets	505,911	246,340
Property, Plant and Equipment
Oil and natural gas properties, successful efforts method
Proved properties	7,543,464	7,611,118
Unproved properties	196,888	145,724
Less accumulated depreciation, depletion and amortization	3,723,669	3,454,510
Oil and natural gas properties, net	4,016,683	4,302,332
Other property and equipment, net	44,869	48,358
Total property, plant and equipment, net	4,061,552	4,350,690
Other postretirement assets	3,619	3,881
Other assets	8,741	10,245
TOTAL ASSETS	$4,579,823	$4,611,156

The accompanying Notes to Financial Statements are an integral part of these statements.

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2016	December 31, 2015

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Long-term debt due within one year	$24,000	$—
Accounts payable	65,031	64,742
Accrued taxes	7,252	5,801
Accrued wages and benefits	25,089	28,563
Accrued capital costs	79,988	79,206
Revenue and royalty payable	51,217	60,493
Liabilities related to assets held for sale	—	12,789
Pension liabilities	—	15,685
Derivative instruments	65,467	459
Other	20,160	19,783
Total current liabilities	338,204	287,521
Long-term debt	527,443	773,550
Asset retirement obligations	81,544	89,990
Noncurrent derivative instruments	3,006	—
Deferred income taxes	495,888	552,369
Other	13,136	11,866
Total liabilities	1,459,221	1,715,296
Commitments and Contingencies
Shareholders’ Equity Preferred stock, cumulative, $0.01 par value, 5,000,000 shares authorized	—	—
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 100,138,797 shares issued at December 31, 2016 and 81,770,161 shares issued at December 31, 2015	1,001	818
Premium on capital stock	1,372,569	979,030
Retained earnings	1,878,503	2,046,016
Accumulated other comprehensive income (loss), net of tax
Pension and postretirement plans	1,405	263
Deferred compensation plan	2,261	1,965
Treasury stock, at cost; 3,125,715 shares and 3,026,350 shares at December 31, 2016 and 2015, respectively	(135,137)	(132,232)
Total shareholders’ equity	3,120,602	2,895,860
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,579,823	$4,611,156

The accompanying Notes to Financial Statements are an integral part of these statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, (in thousands, except share data)	2016	2015	2014

Revenues
Oil, natural gas liquids and natural gas sales	$621,366	$763,261	$1,344,194
Gain (loss) on derivative instruments, net	(88,477)	115,293	335,019
Total revenues	532,889	878,554	1,679,213
Operating Costs and Expenses
Oil, natural gas liquids and natural gas production	171,714	228,380	274,432
Production and ad valorem taxes	42,938	57,380	102,063
Depreciation, depletion and amortization	447,961	593,789	548,564
Asset impairment	220,652	1,292,308	416,801
Exploration	5,415	14,878	28,090
General and administrative (including non-cash stock based compensation of $19,641, $12,910 and $16,262 for the years ended December 31, 2016, 2015 and 2014, respectively)	95,689	149,132	122,052
Accretion of discount on asset retirement obligations	6,672	7,108	7,608
(Gain) loss on sale of assets and other, net	(246,922)	(26,570)	2,642
Total operating costs and expenses	744,119	2,316,405	1,502,252
Operating Income (Loss)	(211,230)	(1,437,851)	176,961
Other Income (Expense)
Interest expense	(36,899)	(43,108)	(37,771)
Other income	978	223	1,181
Total other expense	(35,921)	(42,885)	(36,590)
Income (Loss) From Continuing Operations Before Income Taxes	(247,151)	(1,480,736)	140,371
Income tax expense (benefit)	(79,638)	(535,005)	40,728
Income (Loss) From Continuing Operations	(167,513)	(945,731)	99,643
Discontinued Operations, net of tax
Income from discontinued operations	—	—	29,292
Gain on disposal of discontinued operations, net	—	—	439,097
Income From Discontinued Operations	—	—	468,389
Net Income (Loss)	$(167,513)	$(945,731)	$568,032

Diluted Earnings Per Average Common Share
Continuing operations	$(1.77)	$(12.43)	$1.36
Discontinued operations	—	—	6.39
Net Income (Loss)	$(1.77)	$(12.43)	$7.75
Basic Earnings Per Average Common Share
Continuing operations	$(1.77)	$(12.43)	$1.37
Discontinued operations	—	—	6.42
Net Income (Loss)	$(1.77)	$(12.43)	$7.79

Diluted Average Common Shares Outstanding	94,475,797	76,078,371	73,274,631
Basic Average Common Shares Outstanding	94,475,797	76,078,371	72,896,579

The accompanying Notes to Financial Statements are an integral part of these statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, (in thousands)	2016	2015	2014

Net Income (Loss)	$(167,513)	$(945,731)	$568,032
Other comprehensive income (loss):
Cash flow hedges:
Current period change in fair value of derivative commodity instruments, net of tax of $23 in 2014	—	—	37
Reclassification adjustment for derivative commodity instruments, net of tax of ($8,212) in 2014	—	—	(13,399)
Current period change in fair value of interest rate swap, net of tax of ($160) in 2014	—	—	(298)
Reclassification adjustment for interest rate swap, net of tax of $798 in 2014	—	—	1,482
Total cash flow hedges	—	—	(12,178)
Pension and postretirement plans:
Amortization of net benefit obligation at transition, net of tax of $8 in 2014	—	—	14
Amortization of prior service cost, net of tax of ($176), $0 and $87, respectively	(289)	—	161
Amortization of net loss, net of tax of $1,168, $10,676 and $7,676, respectively	1,890	19,828	14,256
Current period change in fair value of pension and postretirement plans, net of tax of ($279), $1,779, and ($2,722), respectively	(459)	3,305	(5,056)
Total pension and postretirement plans	1,142	23,133	9,375
Comprehensive Income (Loss)	$(166,371)	$(922,598)	$565,229

The accompanying Notes to Financial Statements are an integral part of these statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Premium on Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation Plan	Treasury Stock	Total Shareholders’ Equity
(in thousands, except share data)	Number of Shares	Par Value
BALANCE DECEMBER 31, 2013	75,574,156	$756	$523,711	$2,476,616	$(20,067)	$3,259	$(126,256)	$2,858,019
Net income				568,032				568,032
Other comprehensive loss					(2,803)			(2,803)
Purchase of treasury shares, net (32,768 shares)							(2,547)	(2,547)
Purchase and retirement of treasury shares	(226,839)	(2)	(2,388)	(12,523)				(14,913)
Shares issued for employee benefit plans	528,394	5	25,496					25,501
Deferred compensation obligation						(397)	397	—
Stock-based compensation			11,713					11,713
Tax benefit from employee stock plans			5,906					5,906
Cash dividends - $0.47 per share				(34,304)				(34,304)
BALANCE DECEMBER 31, 2014	75,875,711	759	564,438	2,997,821	(22,870)	2,862	(128,406)	3,414,604
Net income				(945,731)				(945,731)
Other comprehensive income					23,133			23,133
Purchase of treasury shares, net (73,206 shares)							(4,723)	(4,723)
Shares issued for:
Stock offering	5,700,000	57	398,563					398,620
Employee benefit plans	194,450	2	6,737					6,739
Deferred compensation obligation						(897)	897	—
Stock-based compensation			8,228					8,228
Tax benefit from employee stock plans			1,064					1,064
Cash dividends - $0.08 per share				(6,074)				(6,074)
BALANCE DECEMBER 31, 2015	81,770,161	818	979,030	2,046,016	263	1,965	(132,232)	2,895,860
Net loss				(167,513)				(167,513)
Other comprehensive income					1,142			1,142
Purchase of treasury shares, net (88,320 shares)							(2,609)	(2,609)
Shares issued for:
Stock offering	18,170,000	182	380,895					381,077
Employee benefit plans	198,636	1	6,857					6,858
Deferred compensation obligation						296	(296)	—
Stock-based compensation			6,043					6,043
Tax benefit from employee stock plans			(256)					(256)
BALANCE DECEMBER 31, 2016	100,138,797	$1,001	$1,372,569	$1,878,503	$1,405	$2,261	$(135,137)	$3,120,602

The accompanying Notes to Financial Statements are an integral part of these statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, (in thousands)	2016	2015	2014

Operating Activities
Net income (loss)	$(167,513)	$(945,731)	$568,032
Income from discontinued operations	—	—	(468,389)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	447,961	593,789	548,564
Asset impairment	220,652	1,292,308	416,801
Accretion of discount on asset retirement obligations	6,672	7,108	7,608
Deferred income taxes	(57,193)	(539,735)	302,890
Change in derivative fair value	76,490	233,315	(346,646)
(Gain) loss on sale of assets	(246,393)	(28,077)	55
Stock-based compensation expense	19,641	12,910	16,262
Exploration, including dry holes	16	7,097	9,325
Discontinued operations	—	—	91,510
Other, net	5,752	35,641	4,166
Net change in:
Accounts receivable	38,305	117,486	4,812
Inventories	(2,948)	(655)	(3,121)
Accounts payable	(2,205)	(46,283)	18,695
Accrued taxes/income tax receivable	(17,326)	(4,791)	(488,980)
Pension and other postretirement benefit contributions	(14,608)	(24,848)	(12,483)
Other current assets and liabilities	(14,855)	5,058	36,382
Net cash provided by operating activities	292,448	714,592	705,483
Investing Activities
Additions to oil and natural gas properties	(447,028)	(1,154,373)	(1,264,059)
Acquisitions, net of cash acquired	(147,879)	(87,410)	(70,730)
Proceeds from asset sales and sale of Alabama Gas Corporation	528,775	394,521	1,347,725
Purchase of short-term investments	—	(919,000)	(473,000)
Sale of short-term investments	—	919,000	473,000
Discontinued operations	—	—	(51,850)
Net cash used in investing activities	(66,132)	(847,262)	(38,914)
Financing Activities
Payment of dividends on common stock	—	(6,074)	(34,304)
Issuance of common stock, net	381,261	399,600	23,053
Purchase and retirement of shares	—	—	(14,913)
Reduction of long-term debt	—	—	(600,000)
Payment of debt issuance costs	—	—	(10,901)
Net change in credit facility	(222,500)	(262,500)	(4,000)
Tax benefit on stock compensation	(256)	1,064	5,906
Discontinued operations	—	—	(35,113)
Net cash provided by (used in) financing activities	158,505	132,090	(670,272)
Net change in cash and cash equivalents	384,821	(580)	(3,703)
Cash and cash equivalents at beginning of period	1,272	1,852	5,555
Cash and cash equivalents at end of period	$386,093	$1,272	$1,852

The accompanying Notes to Financial Statements are an integral part of these statements.

ENERGEN CORPORATION
NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Energen Corporation (Energen or the Company) is an oil and natural gas exploration and production company engaged in the exploration, development and production of oil, natural gas liquids and natural gas. Our operations are conducted through our subsidiary, Energen Resources Corporation (Energen Resources) and primarily occur within the Midland Basin, the Delaware Basin and the Central Basin Platform areas of the Permian Basin in west Texas and New Mexico. Our corporate headquarters are located in Birmingham, Alabama.

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

Prior to September 2, 2014, Energen owned Alabama Gas Corporation (Alagasco), which was engaged in the purchase, distribution and sale of natural gas principally in central and north Alabama. On September 2, 2014, Energen completed the transaction to sell Alagasco to The Laclede Group, Inc. (Laclede) for $1.6 billion, less the assumption of $267 million in debt. The net pre-tax proceeds to Energen totaled approximately $1.32 billion resulting in a pre-tax gain of $726.5 million. This sale had an effective date of August 31, 2014. Energen used cash proceeds from the sale to reduce long-term and short-term indebtedness. During 2014, Energen classified Alagasco as held for sale and reflected the associated operating results in discontinued operations. See Note 16, Held for Sale Properties and Discontinued Operations, for further information regarding the sale of Alagasco.

Workforce Reduction
On January 22, 2016 and March 18, 2016, we reduced our workforce as part of an overall plan to reduce costs and better align our workforce with the needs of our business. In connection with the reductions, we incurred charges of approximately $5.0 million during 2016 for one-time termination benefits which are included in general and administrative expense on the consolidated income statement.

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

C. Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and investments readily convertible into cash, which have original maturities within three months at the date of acquisition. Cash equivalents are stated at cost, which approximates fair value.

D. Short-term Investments

All highly liquid financial instruments with maturities greater than three months and less than one year at the date of purchase are considered to be short-term investments. As of December 31, 2016 and 2015, Energen had no short-term investments.

E. Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in the existing accounts receivable. Energen determines the allowance based on historical experience and in consideration of current market conditions. Account balances are charged against the allowance when it is anticipated the receivable will not be recovered. Energen had allowance for doubtful accounts of $0.6 million and $0.7 million at December 31, 2016 and 2015, respectively.

F. Inventory

Inventories consist primarily of tubular goods and other oilfield equipment used in our operations and are stated at the lower of cost or market value, on a weighted average cost basis. Energen had an inventory valuation allowance of $0.7 million and $0.2 million at December 31, 2016 and 2015, respectively.

G. Oil and Natural Gas Operations

Operating Revenues: Energen utilizes the sales method of accounting to recognize oil, natural gas liquids and natural gas production revenue. Under the sales method, revenues are based on actual sales volumes of commodities sold to purchasers. Over-production liabilities are established only when it is estimated that a property’s over-produced volumes exceed the net share of remaining proved reserves for such property. Energen had no significant production imbalances at December 31, 2016 and 2015.

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

Asset Impairments: Oil and natural gas proved properties periodically are assessed for possible impairment on a field-by-field basis using the estimated undiscounted future cash flows. Energen monitors its oil and natural gas properties as well as the market and business environments in which it operates and makes assessments about events that could result in potential impairment. Such potential events may include, but are not limited to, commodity price declines, unanticipated increased operating costs, and lower than expected production performance. If a material event occurs, we make an estimate of undiscounted future cash flows to determine whether the asset is impaired. Impairment losses are recognized when the estimated undiscounted future cash flows are less than the current net book values of the properties in a field. If the asset is impaired, Energen will record an impairment loss for the difference between the net book value of the properties and the fair value of the properties. The fair value of the properties typically is estimated using discounted cash flows and sale agreements and similar support as applicable.

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

Held for Sale Properties and Discontinued Operations: Energen may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. All assets held for sale are reported at the lower of the carrying amount or estimated fair value. Certain of these held for sale properties also qualify as discontinued operations and the results of operations of these properties are reclassified and reported as discontinued operations for prior periods.

H. Derivative Commodity Instruments

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

I. Fair Value Measurements

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

The fair value of Energen’s derivative commodity instruments is determined using market transactions and other market evidence whenever possible, including market-based inputs to models and broker or dealer quotations. Our OTC derivative contracts trade in less liquid markets with limited pricing information as compared to markets with actively traded, unadjusted quoted prices; accordingly, the determination of fair value is inherently more difficult. OTC derivatives for which we are able to substantiate fair value through direct or indirect observable market prices are classified within Level 2 of the fair value hierarchy. These Level 2 fair values consist of swaps and options priced in reference to NYMEX oil and natural gas prices, basin specific gas hedges and gas basis. OTC derivatives valued using unobservable market prices have been classified within Level 3 of the fair value hierarchy. These Level 3 fair values include oil basis and natural gas liquids swaps. We consider the frequency of pricing and variability in pricing between sources in determining whether a market is considered active. While Energen does not have access to the specific assumptions used in its counterparties’ valuation models, we maintain communications with our counterparties and discuss pricing practices. Further, we corroborate the fair value of our transactions by comparison of market-based price sources.

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

J. Stock-Based Compensation

Energen recognizes all share-based compensation awards in general and administrative expense on the consolidated income statement over the requisite vesting period. Equity awards are measured at fair value as of the date of grant. Awards that are settled in cash are classified as liabilities and re-measured at fair value at the end of each reporting period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeitures differ from those estimates. We recognize all stock-based compensation expense in the period of grant, subject to certain vesting requirements, for retirement eligible employees. Energen utilizes the long-form method of calculating the available pool of windfall tax benefit. For the year ended December 31, 2016, we recognized tax expense of $0.3 million related to our stock-based compensation. For the years ended December 31, 2015 and 2014, we recognized an excess tax benefit of $1.1 million and $5.9 million, respectively.

K. Environmental Costs

Environmental compliance costs, including ongoing maintenance, monitoring and similar costs, are expensed as incurred. Environmental remediation costs are accrued when remedial efforts are probable and the cost can be reasonably estimated.

L. Income Taxes

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

M. Earnings Per Share (EPS)

Energen’s basic earnings per share amounts have been computed based on the weighted average number of common shares outstanding. Diluted earnings per share amounts reflect the assumed issuance of common shares for all potentially dilutive securities.

N. Employee Benefit Plans

Plan Termination: In October 2014, Energen’s Board of Directors elected to freeze and terminate its qualified defined benefit pension plan. A plan amendment adopted in October 2014 closed the plan to new entrants, effective November 1, 2014, and froze benefit accruals effective December 31, 2014. Energen terminated the plan on January 31, 2015 and distributed benefits in December 2015. The Pension Benefit Guaranty Corporation (PBGC) is conducting an audit of the termination of the pension plan to ensure that Energen properly calculated and distributed benefits in accordance with plan provisions and in compliance with the appropriate laws and regulations administered by the PBGC.

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

Postretirement Benefit Plans: Energen provides certain postretirement health care and life insurance benefits for all employees hired prior to January 1, 2010. These postretirement healthcare and life insurance benefits are available upon reaching normal retirement age while working for Energen. The projected unit credit actuarial method was used to determine the normal cost and actuarial liability. For these plans, certain financial assumptions are used in determining Energen’s projected benefit obligation. These assumptions are examined periodically by Energen, and any required changes are reflected in the subsequent determination of projected benefit obligations.

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

3. LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)	December 31, 2016	December 31, 2015
Credit facility	$—	$222,500
7.40% Medium-term Notes, Series A, due July 24, 2017	2,000	2,000
7.36% Medium-term Notes, Series A, due July 24, 2017	15,000	15,000
7.23% Medium-term Notes, Series A, due July 28, 2017	2,000	2,000
7.32% Medium-term Notes, Series A, due July 28, 2022	20,000	20,000
7.60% Medium-term Notes, Series A, due July 26, 2027	5,000	5,000
7.35% Medium-term Notes, Series A, due July 28, 2027	10,000	10,000
7.125% Medium-term Notes, Series B, due February 15, 2028	100,000	100,000
4.625% Notes, due September 1, 2021	400,000	400,000
Total	554,000	776,500
Less amounts due within one year	24,000	—
Less unamortized debt discount	387	413
Less unamortized debt issuance costs	2,170	2,537
Total	$527,443	$773,550

The aggregate maturities of Energen’s long-term debt as of December 31, 2016 are as follows:

Years ending December 31, (in thousands)
2017	2018	2019	2020	2021	Thereafter
$24,000	$—	$—	$—	$400,000	$130,000

On January 23, 2017, Energen redeemed the $2 million of 7.40% Medium-term Notes, Series A, due July 24, 2017 and $5 million of 7.60% Medium-term Notes, Series A, due July 26, 2027. The $5 million of 7.60% Medium-term Notes has been classified as long-term debt due within one year on the consolidated balance sheets.

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

Upon an uncured event of default under the credit facility, all amounts owing under the credit facility, if any, depending on the nature of the event of default will automatically, or may upon notice by the administrative agent or the requisite lenders thereunder, become immediately due and payable and the lenders may terminate their commitments under the defaulted facility. Energen was in compliance with the terms of its credit facility as of December 31, 2016.

The following is a summary of information relating to Energen’s credit facility:

(in thousands)	December 31, 2016	December 31, 2015
Credit facility outstanding	$—	$222,500
Available for borrowings	1,050,000	1,177,500
Total borrowing commitments	$1,050,000	$1,400,000
Maximum amount outstanding at any month-end	$214,500	$685,000
Average daily amount outstanding	$33,642	$358,929
Weighted average interest rates based on:
Average daily amount outstanding	1.72%	1.60%
Amount outstanding at year-end	—%	1.64%

Energen’s total interest expense was $36.9 million, $43.1 million and $37.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Energen’s total interest expense for the years ended December 31, 2016, 2015 and 2014 included amortization of debt issuance costs related to long-term debt, including our credit facility, of $3.3 million, $3.3 million and $5.7 million, respectively. Capitalized interest expense was $0.1 million and $0.2 million for the years ended December 31, 2016 and 2014, respectively. Capitalized interest expense for the year ended December 31, 2015 was not significant. At December 31, 2016, Energen paid commitment fees on the unused portion of available credit facility at a current annual rate of 30 basis points per annum. Energen paid commitment fees of $3.4 million, $4.1 million and $3.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

4. INCOME TAXES

The components of Energen’s income taxes consisted of the following:

Years ended December 31, (in thousands)	2016	2015	2014
Taxes estimated to be payable currently:
Federal	$(23,277)	$3,972	$161,576
State	832	758	72,379
Total current	(22,445)	4,730	233,955
Taxes deferred:
Federal	(62,205)	(513,187)	144,645
State	5,012	(26,548)	(34,447)
Total deferred	(57,193)	(539,735)	110,198
Total income tax expense (benefit)	$(79,638)	$(535,005)	$344,153

The components of Energen’s income taxes consisted of the following:

Years ended December 31, (in thousands)	2016	2015	2014
Income tax expense (benefit) from continuing operations	$(79,638)	$(535,005)	$40,728
Income tax expense from discontinued operations	—	—	17,928
Income tax expense from gain on disposal of discontinued operations	—	—	285,497
Total income tax expense (benefit)	$(79,638)	$(535,005)	$344,153

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

Temporary differences and carryforwards which gave rise to Energen’s deferred tax assets and liabilities were as follows:

(in thousands)	December 31, 2016	December 31, 2015
	Noncurrent	Noncurrent
Deferred tax assets:
Minimum tax credit	$64,203	$44,862
Allowance for doubtful accounts	222	253
Insurance and other accruals	3,151	2,807
Compensation accruals	13,895	11,650
Deferred compensation and other costs	5,401	8,693
Derivative instruments	22,402	—
State net operating losses and other carryforwards	12,947	12,577
Other	313	—
Total deferred tax assets	122,534	80,842
Valuation allowance	(5,735)	(3,235)
Total deferred tax assets	116,799	77,607

Deferred tax liabilities:
Depreciation and basis differences	603,324	620,629
Derivative instruments	—	2,838
Other comprehensive income	854	141
Other	8,509	6,368
Total deferred tax liabilities	612,687	629,976
Net deferred tax liabilities	$(495,888)	$(552,369)

Energen files a consolidated federal income tax return with all of its subsidiaries. As of December 31, 2016, the amount of minimum tax credit which can be carried forward indefinitely to reduce future regular tax liability is $64.2 million. Energen has a federal net operating loss generated in the current year of $128 million, which the Company intends to carry back and fully utilize in the 2014 tax year. Energen made a reclassification of approximately $25.5 million between income tax receivable and deferred tax assets to reflect the impact of this federal net operating loss carryback. In addition, the federal net operating loss carryback will generate an additional minimum tax credit carryforward of $19.1 million.

Energen has $8.8 million of state net operating loss and charitable contribution carryforwards which will expire beginning in 2024 through 2028. Energen Resources has $281 million of state net operating loss carryforwards which will expire beginning in 2026 through 2036. Energen Resources has a valuation allowance recorded against deferred tax assets of $5.7 million arising from certain of these state net operating losses and other state deferred tax assets that are not expected to be realized through reversals of its existing taxable temporary differences. Energen intends to fully reserve these assets until it is determined that deferred tax assets can be realized through future taxable income in the respective state taxing jurisdictions. No other valuation allowance with respect to deferred taxes is deemed necessary as Energen anticipates generating adequate future taxable income from the reversals of its existing taxable temporary differences to realize the benefits of all remaining deferred tax assets on the consolidated balance sheets.

Total income tax expense from continuing operations differs from the amount which would have been provided by applying the statutory federal income tax rate of 35 percent to earnings before taxes as illustrated below:

Years ended December 31, (in thousands)	2016	2015	2014
Income tax expense (benefit) at statutory federal income tax rate	$(86,503)	$(518,258)	$49,130
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	925	(15,417)	(459)
Impact of state law changes	(9)	(3,075)	(121)
Impact of state deferred tax revaluation on San Juan properties	(153)	(1,241)	(8,382)
Change in deferred tax valuation allowance	2,500	1,305	552
Other, net	3,602	1,681	8
Total income tax expense (benefit)	$(79,638)	$(535,005)	$40,728
Effective income tax rate (%)	32.22	36.13	29.01

In addition to other changes in state apportionment reflected in the state income taxes, net of federal income tax benefit above, Energen recognized $0.2 million, $1.2 million and $8.4 million of income tax benefit during 2016, 2015 and 2014, respectively, as a result of re-measuring its state deferred tax liabilities. This re-measurement reflected the state apportionment changes related to certain San Juan Basin properties designated as held for sale as of December 31, 2015, and 2014.

A reconciliation of Energen’s beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance as of December 31, 2013	$15,986
Additions based on tax positions related to the current year	3,873
Additions for tax positions of prior years	19
Reductions for tax positions of prior years	(954)
Lapse of statute of limitations	(1,394)
Balance as of December 31, 2014	17,530
Additions based on tax positions related to the current year	2,378
Reductions based on tax positions related to the current year	(6,589)
Reductions for tax positions of prior years	(345)
Lapse of statute of limitations	(1,785)
Balance as of December 31, 2015	11,189
Additions based on tax positions related to the current year	2,936
Additions for tax positions of prior years	1,484
Reductions for tax positions of prior years	(99)
Lapse of statute of limitations	(1,300)
Balance as of December 31, 2016	$14,210

The amount of unrecognized tax benefits at December 31, 2016 that would favorably impact Energen’s effective tax rate, if recognized, is $3.5 million. Energen recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2016, 2015, and 2014, Energen recognized approximately $101,000 of expense, $2,000 of income and $27,000 of expense for interest (net of tax benefit) and penalties, respectively. Energen had approximately $0.3 million and $0.2 million for the payment of interest (net of tax benefit) and penalties accrued at December 31, 2016 and 2015, respectively.

On February 8, 2017, the Company received notification from the Internal Revenue Service that the review of the Company's amended tax return for the 2012 tax year had concluded and the full amount of the refund claim of $0.9 million had been accepted. The Company expects to receive the refund in the first quarter of 2017. Energen’s tax returns for years 2013-2015 remain open and subject to examination by the IRS and major state taxing jurisdictions. Accordingly, it is reasonably possible that changes to the reserve for uncertain tax benefits may occur as a result of various audits and the expiration of the statute of limitations. As a result of the anticipated closing of certain statute of limitations, the Company expects approximately a range of $1 million to $4 million of uncertain tax position liabilities will be released in the next 12 months and will not significantly impact the Company’s effective rate.

5. EMPLOYEE BENEFIT PLANS

Plan Terminations: In October 2014, Energen’s Board of Directors elected to freeze and terminate its qualified defined benefit pension plan. A plan amendment adopted in October 2014 closed the plan to new entrants, effective November 1, 2014, and froze benefit accruals effective December 31, 2014. Energen terminated the plan on January 31, 2015 and distributed benefits in December 2015. The PBGC is conducting an audit of the termination of the pension plan to ensure that Energen properly calculated and distributed benefits in accordance with plan provisions and in compliance with the appropriate laws and regulations administered by the PBGC.

Energen’s non-qualified supplemental retirement plans were terminated effective December 31, 2014. Distributions under the plans were partially made in the first quarter of 2015 with the remainder of approximately $14.5 million paid in the first quarter of 2016. The Company expects to make no additional benefit payments with respect to the termination of the non-qualified supplemental retirement plans. Certain annuities associated with our non-qualified supplemental retirement plans remain of approximately $1.1 million and are included in other current liabilities and other long-term liabilities on the consolidated balance sheets.

Benefit Obligations: The following table sets forth the combined funded status of the defined qualified and nonqualified supplemental benefit plans along with the postretirement health care and life insurance benefit plans and their reconciliation with the related amounts in Energen’s consolidated financial statements.

As of December 31, (in thousands)	2016	2015	2016	2015
	Pension		Postretirement Benefits
Accumulated benefit obligation	$1,094	$15,729
Benefit obligation:
Balance at beginning of period	$15,729	$107,669	$6,488	$11,127
Service cost	—	—	94	392
Interest cost	—	816	223	466
Actuarial (gain) loss	(26)	(683)	917	(1,185)
Plan amendments	—	—	(422)	(4,071)
Curtailment gain	—	—	(477)	—
Benefits paid	(14,609)	(92,073)	(1,376)	(241)
Balance at end of period	$1,094	$15,729	$5,447	$6,488
Plan assets:
Fair value of plan assets at beginning of period	$27	$67,542	$10,369	$10,693
Actual return (loss) on plan assets	(27)	(289)	73	(83)
Employer contributions	14,609	24,847	—	—
Benefits paid	(14,609)	(92,073)	(1,376)	(241)
Fair value of plan assets at end of period	$—	$27	$9,066	$10,369

Funded status of plans	$(1,094)	$(15,702)	$3,619	$3,881

Noncurrent assets	$—	$—	$3,619	$3,881
Current liabilities	(121)	(15,702)	—	—
Noncurrent liabilities	(973)	—	—	—
Net asset (liability) recognized	$(1,094)	$(15,702)	$3,619	$3,881
Amounts recognized to accumulated other comprehensive income:
Prior service credit, net of taxes	$—	$—	$(2,111)	$(2,646)
Net actuarial loss, net of taxes	—	2,179	643	205
Total accumulated other comprehensive income (loss)	$—	$2,179	$(1,468)	$(2,441)

Other investment assets designated for payment of the nonqualified supplemental retirement plans were as follows:

	December 31, 2015
(in thousands)	Level 1	Level 2	Total
Cash and cash equivalents	$3,308	$—	$3,308
Total	$3,308	$—	$3,308

While intended for payment of the nonqualified supplemental retirement plan benefits, these assets remain subject to the claims of Energen’s creditors and are not recognized in the funded status of the plan. These assets are recorded at fair value and included in prepayments and other and other assets in the consolidated balance sheets.

The components of net periodic benefit cost from continuing operations were as follows:

Years ended December 31, (in thousands)	2016	2015	2014
Pension Plans
Components of net periodic benefit cost:
Service cost	$—	$—	$6,808
Interest cost	—	816	4,498
Expected long-term return on assets	—	—	(4,386)
Prior service cost amortization	—	—	202
Actuarial loss amortization	—	737	4,995
Termination benefit charge	—	—	2,477
Settlement charge	3,325	29,767	4,082
Curtailment expense	—	—	254
Net periodic expense	$3,325	$31,320	$18,930
Postretirement Benefit Plans
Components of net periodic benefit cost:
Service cost	$94	$392	$253
Interest cost	223	466	661
Expected long-term return on assets	(316)	(457)	(1,122)
Prior service cost amortization	(465)	—	—
Actuarial gain amortization	—	—	(653)
Transition obligation amortization	—	—	44
Settlement charge	45	—	—
Curtailment gain	(816)	—	—
Net periodic (income) expense	$(1,235)	$401	$(817)

Other changes in plan assets and projected benefit obligations recognized in other comprehensive income were as follows:

Years ended December 31, (in thousands)	2016	2015	2014
Pension Plans
Net actuarial (gain) loss experienced during the year	$—	$(394)	$10,495
Net actuarial loss recognized as expense	(3,352)	(30,478)	(25,433)
Prior service cost recognized as expense	—	—	(246)
Curtailment loss	—	—	(8,749)
Total recognized in other comprehensive income (loss)	(3,352)	(30,872)	(23,933)
Postretirement Benefit Plans
Net actuarial (gain) loss experienced during the year	$682	$(645)	$7,649
Net actuarial gain (loss) recognized as expense	(9)	—	1,908
Prior service cost recognized as income	780	—	—
Prior service credit during the year	(421)	(4,071)	—
Prior service cost amortization	465	—	—
Transition obligation recognized as expense	—	—	(48)
Total recognized in other comprehensive income (loss)	$1,497	$(4,716)	$9,509

In the first quarter of 2016, Energen incurred a settlement charge of $3.3 million for the payment of lump sums from the non-qualified supplemental retirement plans. In the three months ended March 31, 2016, Energen incurred a curtailment gain of $0.8 million in connection with the reduction in workforce.

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

Estimated amounts to be amortized from accumulated other comprehensive income into postretirement benefit cost during 2017 are included in the table below.

(in thousands)
Amortization of prior service credit	$(454)
Amortization of net actuarial loss	$9

Energen has a long-term disability plan covering most employees. Energen had expense of $0.2 million for each of the years ended December 31, 2016, 2015 and 2014.

Assumptions: The weighted average rate assumptions to determine net periodic benefit costs were as follows:

Years ended December 31,	2016	2015	2014
Pension Plans
Discount rate	—	0.96%	3.66%
Expected long-term return on plan assets	—	—	7.00%
Rate of compensation increase for pay-related plans	—	—	3.63%
Postretirement Benefit Plans
Discount rate	4.37%	4.25%	4.88%
Expected long-term return on plan assets	4.96%	6.20%	7.00%
Rate of compensation increase	—	—	3.60%

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

Years ended December 31,	2016	2015
Pension Plans
Discount rate	—	3.90%
Postretirement Benefit Plans
Discount rate	4.30%	4.70%

The assumed post-65 health care cost trend rates used to determine the postretirement benefit obligation at the measurement date were as follows:

As of December 31,	2016	2015
Health care cost trend rate assumed for next year	—	7.75%
Rate to which the cost trend rate is assumed to decline	—	5.00%
Year that rate reaches ultimate rate	—	2026

Health care costs trend rates will not have a material impact to the accumulated postretirement benefit obligation as employees will receive a fixed postretirement benefit.

Investment Strategy: For our postretirement benefit plan assets, we continue to employ a total return investment approach whereby a mix of fixed income investments and equities are used to meet future plan obligations on a long-term basis with a prudent level of risk. Risk tolerance is established through consideration of plan liabilities, plan funded status, corporate financial condition and market conditions.

Energen seeks to maintain an appropriate level of diversification to minimize the risk of large losses in a single asset class. Accordingly, plan assets for the postretirement health care and life insurance benefit plan do not have a concentration of assets in a single entity, industry, commodity or class of investment fund.

The Company’s weighted average plan asset allocations by asset category were as follows:

	Pension			Postretirement Benefits
As of December 31,	Target	2016	2015	Target	2016	2015
Asset category:
Equity securities	—	—	—	26%	26%	56%
Debt securities	—	—	—	74%	74%	44%
Cash and cash equivalents	—	—	100%	—	—	—
Total	—	—	100%	100%	100%	100%

Equity securities for postretirement benefits do not include the Company’s common stock.

Plan assets included in the funded status of the pension plans were as follows:

	December 31, 2015
(in thousands)	Level 1	Level 2	Total
Cash and cash equivalents	$27	$—	$27
Total	$27	$—	$27

Plan assets included in the funded status of the postretirement benefit plans were as follows:

	December 31, 2016
(in thousands)	Level 1	Level 2	Total
Cash and cash equivalents	$10	$—	$10
United States equities	180	—	180
Global equities	2,158	—	2,158
Fixed income	6,718	—	6,718
Total	$9,066	$—	$9,066

	December 31, 2015
(in thousands)	Level 1	Level 2	Total
United States equities	$4,185	$—	$4,185
Global equities	1,650	—	1,650
Fixed income	—	4,534	4,534
Total	$5,835	$4,534	$10,369

Energen had no Level 3 postretirement benefit plan assets. United States equities consist of mutual funds with varying strategies. These funds invest largely in medium to large capitalized companies with exposure blending growth, market-oriented and value styles. Additional fund investments include small capitalization companies, and certain of these funds utilize tax-sensitive management approaches. Global equities are mutual funds that invest in non-United States securities broadly diversified across most developed markets with exposure blending growth, market-oriented and value styles. Fixed income securities are high-quality short-duration securities including investment-grade market sectors with tactical investments in non-investment grade sectors.

Cash Flows: Due to restructuring of our plans, Energen no longer qualifies for benefits related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The following benefit payments, which reflect expected future service, as appropriate, are anticipated to be paid as follows:

(in thousands)	Postretirement Benefits
2017	$339
2018	$335
2019	$336
2020	$339
2021	$365
2022-2026	$1,567

Energen Employee Savings Plan (ESP): The Company sponsors the ESP for the benefit of substantially all employees. The ESP allows eligible employees to contribute a percentage of their annual compensation. The Company makes contributions matching a portion of the employee’s contribution and, additionally, makes employer supplemental contributions as a percentage of each employee’s compensation. Expense associated with Energen contributions to the ESP was $3.3 million, $5.7 million and $3.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

6. COMMON STOCK PLANS

Stock Incentive Plan: The Stock Incentive Plan provides for the grant of performance share awards and restricted stock units and restricted stock. The Stock Incentive Plan also provides for the grant of non-qualified stock options and incentive stock options to officers and key employees. Under the Stock Incentive Plan, established in 1997, 3,497,920 shares of Energen common stock are reserved for issuance, adjusted for stock splits, with 1,788,492 available for future grants as of December 31, 2016.

Performance Share Awards: The Stock Incentive Plan provides for the grant of performance share awards to eligible employees based on predetermined Energen performance criteria at the end of an award period. The Stock Incentive Plan provides that payment of earned performance share awards be made in the form of Energen common stock.

A summary of performance share award activity as of December 31, 2016, and transactions during the years ended December 31, 2016, 2015 and 2014 is presented below:

	Stock Incentive Plan
	Shares	Weighted Average Price
Nonvested at December 31, 2013	160,819	$62.13
Granted (two-year vesting period)	937	131.56
Granted (three-year vesting period)	65,309	93.49
Vested and paid	(14,097)	70.06
Nonvested at December 31, 2014	212,968	71.53
Granted (three-year vesting period)	120,372	83.94
Vested and paid	(77,257)	61.36
Nonvested at December 31, 2015	256,083	80.43
Granted (three-year vesting period)	167,016	25.34
Vested and paid	(74,176)	63.88
Forfeited	(12,481)	72.30
Nonvested at December 31, 2016	336,442	$57.03

Energen recorded expense of $6.2 million, $6.7 million and $6.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, for performance share awards with a related deferred income tax benefit of $2.2 million, $2.4 million and $2.3 million. As of December 31, 2016, there was $6.0 million of total unrecognized compensation cost related to performance share awards. These awards have a remaining weighted average requisite service period of 1.68 years.

Restricted Stock: In addition, the Stock Incentive Plan provides for the grant of restricted stock and restricted stock units (restricted stock awards) which have been valued based on the quoted market price of Energen’s common stock at the date of grant. Restricted stock awards vest within three years from grant date. A summary of restricted stock award activity as of December 31, 2016, and transactions during the years ended December 31, 2016, 2015 and 2014 is presented below:

	Stock Incentive Plan
	Awards	Weighted Average Price
Nonvested at December 31, 2013	62,518	$51.16
Restricted stock units granted	48,904	71.91
Vested	(11,848)	65.94
Nonvested at December 31, 2014	99,574	59.60
Restricted stock units granted	99,814	65.15
Vested	(14,446)	53.20
Nonvested at December 31, 2015	184,942	63.09
Restricted stock units granted	197,473	29.89
Vested	(56,337)	54.70
Forfeited	(435)	40.73
Nonvested at December 31, 2016	325,643	$44.44

Energen recorded expense of $5.3 million, $6.0 million and $3.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, related to restricted stock awards, with a related deferred income tax benefit of $1.9 million, $2.1 million and $1.2 million, respectively. As of December 31, 2016, there was $2.4 million of total unrecognized compensation cost related to nonvested restricted stock awards recorded in premium on capital stock. These awards have a remaining requisite service period of 1.77 years.

Stock Options: The Stock Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, or a combination thereof to officers and key employees. Options granted under the Stock Incentive Plan provides for the purchase of Energen common stock at not less than the fair market value on the date the option was granted. The sale or transfer of the shares is limited during certain periods. All outstanding options are non-qualified, vest within three years from date of grant and expire 10 years from the grant date.

A summary of stock option activity as of December 31, 2016, and transactions during the years ended December 31, 2016, 2015 and 2014 are presented below:

	Stock Incentive Plan
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	1,191,044	$51.06
Granted	110,307	72.55
Exercised	(544,280)	50.09
Outstanding at December 31, 2014	757,071	54.88
Exercised	(23,680)	41.42
Outstanding at December 31, 2015	733,391	55.32
Exercised	(22,490)	44.60
Outstanding at December 31, 2016	710,901	$55.66
Exercisable at December 31, 2014	454,938	$51.88
Exercisable at December 31, 2015	622,156	$53.80
Exercisable at December 31, 2016	676,271	$54.79

Energen uses the Black-Scholes pricing model to calculate the fair values of the options awarded. For purposes of this valuation the following assumptions were used to derive the fair values:

Grant date	4/15/2014	1/22/2014
Awards granted	2,439	107,868
Fair market value of stock option at grant	$32.22	$27.57
Expected life of award	5.8 years	5.8 years
Risk-free interest rate	1.93%	2.06%
Annualized volatility rate	40.7%	40.7%
Dividend yield	0.2%	0.8%

Energen recorded stock option expense of $0.1 million, $0.4 million and $2.9 million during the years ended December 31, 2016, 2015 and 2014, respectively, with a related deferred tax benefit of $44,000, $0.1 million and $1.1 million, respectively.

The total intrinsic value of stock options exercised during the year ended December 31, 2016, was $0.2 million. During the year ended December 31, 2016, Energen received cash of $0.2 million from the exercise of stock options. Total intrinsic value for outstanding options as of December 31, 2016, was $3.3 million and $3.3 million for exercisable options. The fair value of options vested for the year ended December 31, 2016 was $1.6 million. As of December 31, 2016, there was an immaterial amount of unrecognized compensation cost related to outstanding nonvested stock options.

The following table summarizes options outstanding as of December 31, 2016:

Stock Incentive Plan
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life
$60.56	48,560	1.00 year
$29.79	21,791	2.00 years
$46.69	26,481	3.00 years
$54.99	104,841	4.00 years
$54.11	271,164	5.00 years
$48.36	124,071	6.00 years
$80.48	3,686	6.79 years
$72.39	107,868	7.00 years
$79.63	2,439	7.00 years
$29.79-$80.48	710,901	4.91 years

The weighted average remaining contractual life of currently exercisable stock options is 4.80 years as of December 31, 2016.

Stock Appreciation Rights Plan: The Energen Stock Appreciation Rights Plan provides for the payment of cash incentives measured by the long-term appreciation of Energen common stock. Officers of Energen are not eligible to participate in this Plan. These awards are liability awards which settle in cash and are remeasured each reporting period until settlement. These awards have a three year requisite service period.

A summary of stock appreciation rights activity as of December 31, 2016, and transactions during the years ended December 31, 2016, 2015 and 2014 are presented below:

	Stock Appreciation Rights Plan
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	377,377	$49.48
Granted	62,749	72.39
Exercised/forfeited	(164,976)	52.37
Outstanding at December 31, 2014	275,150	52.96
Exercised/forfeited	(10,283)	55.18
Outstanding at December 31, 2015	264,867	52.88
Exercised/forfeited	(12,338)	61.51
Outstanding at December 31, 2016	252,529	$52.46

Energen issued the following awards with stock appreciation rights. Energen uses the Black-Scholes pricing model to calculate the fair values of the rights awarded. Certain stock appreciation rights have been modified subsequent to the original grant date. For purposes of this valuation the following assumptions were used to derive the fair values as of December 31, 2016:

Grant date	1/22/2014	1/22/2014	1/22/2014	1/24/2013	1/24/2013	1/24/2013	1/24/2013
		(modified)	(modified)		(modified)	(modified)	(modified)
Awards granted	46,710	15,517	522	63,436	20,218	768	3,578
Fair market value of award	$13.26	$8.82	$7.03	$20.26	$17.75	$16.19	$13.93
Expected life of award	3.56 years	2.13 years	1.63 years	3.03 years	2.13 years	1.63 years	1.00 year
Risk-free interest rate	1.61%	1.24%	1.08%	1.48%	1.24%	1.08%	0.85%
Annualized volatility rate	39.1%	39.1%	39.1%	39.1%	39.1%	39.1%	39.1%
Dividend yield	—%	—%	—%	—%	—%	—%	—%

Grant date	1/26/2011	1/26/2011	1/27/2010	1/28/2009	2/4/2008	2/1/2007
		(modified)
Awards granted	182,199	7,785	171,749	305,257	67,093	85,906
Fair market value of award	$14.34	$10.36	$16.83	$28.46	$4.38	$11.43
Expected life of award	2.03 years	1.00 year	1.54 years	1.04 years	0.55 years	0.04 years
Risk-free interest rate	1.21%	0.85%	1.05%	0.86%	0.64%	0.42%
Annualized volatility rate	39.1%	39.1%	39.1%	39.1%	39.1%	39.1%
Dividend yield	—%	—%	—%	—%	—%	—%

Expense associated with stock appreciation rights of $2.6 million was recorded for the year ended 2016. Income associated with stock appreciation rights of $3.2 million and $0.4 million was recorded for the years ended December 31, 2015 and 2014. During the year ended December 31, 2016, the total intrinsic value of stock appreciation rights exercised was $51,000. During the year ended December 31, 2016, Energen paid $35,000 in settlement of stock appreciation rights.

Petrotech Incentive Plan: The Energen Resources’ Petrotech Incentive Plan provides for the grant of stock equivalent units which may include market conditions. Officers of Energen are not eligible to participate in this Plan. These awards are liability awards which are remeasured each reporting period and settle in cash at completion of the vesting period. Stock equivalent units with service conditions are valued based on Energen’s stock price at the end of the period adjusted to remove the present value of future dividends.

A summary of Petrotech unit activity as of December 31, 2016, and transactions during the years ended December 31, 2016, 2015 and 2014 are presented below:

Petrotech Incentive Plan
Shares
Outstanding at December 31, 2013	173,292
Granted	76,084
Paid	(4,431)
Forfeited	(31,075)
Outstanding at December 31, 2014	213,870
Granted (three-year vesting period)	128,519
Granted (two-year vesting period)	297
Granted (16 month vesting period)	1,648
Paid	(78,430)
Forfeited	(22,158)
Outstanding at December 31, 2015	243,746
Paid	(67,392)
Forfeited	(32,111)
Outstanding at December 31, 2016	144,243

Energen recognized expense of $5.4 million, $3.0 million and $4.5 million during 2016, 2015 and 2014, respectively, related to these units.

1997 Deferred Compensation Plan: The 1997 Deferred Compensation Plan allows officers and non-employee directors to defer certain compensation. Amounts deferred by a participant under the 1997 Deferred Compensation Plan are credited to accounts maintained for a participant in either a stock account or an investment account. The stock account tracks the performance of Energen’s common stock, including reinvestment of dividends. The investment account tracks the performance of certain mutual funds. Energen has funded, and presently plans to continue funding, a trust in a manner that generally tracks participants’ accounts under the 1997 Deferred Compensation Plan. While intended for payment of benefits under the 1997 Deferred Compensation Plan, the trust’s assets remain subject to the claims of our creditors. Amounts earned under the 1997 Deferred Compensation Plan and invested in Energen common stock held by the trust have been recorded as treasury stock, along with the related deferred compensation obligation in the consolidated statements of shareholders’ equity. As of December 31, 2016 there were 573,024 shares reserved for issuance from the 1997 Deferred Compensation Plan.

1992 Energen Corporation Directors Stock Plan: In 1992 Energen adopted the Energen Corporation Directors Stock Plan to pay a portion of the compensation of its non-employee directors in shares of Energen common stock. Under the Plan, 25,470 shares, 11,550 shares and 10,360 shares were awarded during the years ended December 31, 2016, 2015 and 2014, respectively, leaving 90,904 shares reserved for issuance as of December 31, 2016.

Stock Repurchase Authorization: By resolution adopted October 22, 2014, the Board of Directors authorized Energen to repurchase up to 3,600,000 shares of Energen common stock. The resolution does not have an expiration date and does not limit Energen’s authorization to acquire shares in connection with tax withholdings and payment of exercise price on stock compensation plans. There were no shares repurchased pursuant to its repurchase authorization for the years ended December 31, 2016 and 2015. For the year ended December 31, 2014, Energen repurchased and retired 226,839 shares for $14.9 million pursuant to our repurchase authorization. As of December 31, 2016, a total of 3,373,161 shares remain authorized for future repurchase. Energen also from time to time acquires shares in connection with participant elections under Energen’s stock compensation plans. For the years ended December 31, 2016, 2015 and 2014, Energen acquired 88,320 shares, 73,126 shares and 32,768 shares, respectively, in connection with its stock compensation plans.

7. DERIVATIVE COMMODITY INSTRUMENTS

The following table details gain (loss) on derivative instruments, net, as follows:

Years ended December 31, (in thousands)	2016	2015	2014
Open non-cash mark-to-market gains (losses) on derivative instruments	$(71,190)	$(281,752)	$315,445
Closed gains (losses) on derivative instruments	(17,287)	397,045	19,574
Gain (loss) on derivative instruments, net	$(88,477)	$115,293	$335,019

The following tables detail the offsetting of derivative assets and liabilities as well as the fair values of derivatives on the balance sheets:

(in thousands)	December 31, 2016
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments
Assets
Derivative instruments	$1,756	$(1,706)	$50	$—	$—	$50
Liabilities
Derivative instruments	67,173	(1,706)	65,467	—	—	65,467
Noncurrent derivative instruments	3,006	—	3,006	—	—	3,006
Total derivatives	$(68,423)	$—	$(68,423)	$—	$—	$(68,423)

(in thousands)	December 31, 2015
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments
Assets
Derivative instruments	$72,563	$(15,600)	$56,963	$—	$—	$56,963
Liabilities
Derivative instruments	16,059	(15,600)	459	—	—	459
Total derivatives	$56,504	$—	$56,504	$—	$—	$56,504

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net loss position with fifteen of our active counterparties and in a gain position with the remaining one at December 31, 2016. The counterparty net gain position at December 31, 2016, BP Corporation North America Inc., constituted approximately $0.1 million of Energen’s total net loss on fair value of derivatives.

The following table details the effect of derivative commodity instruments in cash flow hedging relationships on the financial statements:

Years ended December 31, (in thousands)	Location on Statements of Income	2014
Net gain recognized in other comprehensive income on derivatives (effective portion), net of tax of $23	—	$37
Gain reclassified from accumulated other comprehensive income into income (effective portion)	Gain (loss) on derivative instruments, net	$21,612

The following table details the effect of open and closed derivative commodity instruments not designated as hedging instruments on the income statement:

Years ended December 31, (in thousands)	Location on Statements of Income	2016	2015	2014
Gain (loss) recognized in income on derivatives	Gain (loss) on derivative instruments, net	$(88,477)	$115,293	$313,408

As of December 31, 2016, Energen entered into the following transactions for 2017 and subsequent years:

Production Period	Description	Total Hedged Volumes		Average Contract Price
Oil
2017	NYMEX Swaps	6,060	MBbl	$49.77 Bbl
	NYMEX Three-Way Collars	4,800	MBbl
	Ceiling sold price (call)			$62.18 Bbl
	Floor purchased price (put)			$45.00 Bbl
	Floor sold price (put)			$35.00 Bbl
2018	NYMEX Three-Way Collars	3,240	MBbl
	Ceiling sold price (call)			$65.03 Bbl
	Floor purchased price (put)			$50.00 Bbl
	Floor sold price (put)			$40.00 Bbl
Oil Basis Differential
2017	WTI/WTI Basis Swaps	7,890	MBbl	$(0.58) Bbl
Natural Gas Liquids
2017	Liquids Swaps	45.4	MMGal	$0.52 Gal
2018	Liquids Swaps	30.2	MMGal	$0.60 Gal
Natural Gas
2017	Basin Specific Swaps - Permian	14.7	Bcf	$2.85 Mcf
2017	NYMEX Swaps	0.9	Bcf	$3.29 Mcf
Natural Gas Basis Differential
2017	Permian Swaps	0.9	Bcf	$(0.29) Mcf
WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing

As of December 31, 2016, the maximum term over which Energen has hedged exposures to the variability of cash flows is through December 31, 2018.

Energen enters into three-way collars which are a combination of three options: a sold call, a purchased put and a sold put. The sold call establishes the maximum price that the Company will receive for the contracted commodity volumes. The purchased put establishes the minimum price, above the sold put, that the Company will receive for the contracted volumes. The Company will receive the market price for the contracted volumes if the market price is between the sold call and the purchased put. If, however, the market price for the commodity falls below the sold put strike price, the minimum price that the Company will receive for the contracted volumes equals the market price plus the excess of the purchased put strike price over the sold put strike price.

8. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Energen classifies the fair value of multiple derivative instruments executed under master netting arrangements as net derivative assets and liabilities. The following fair value hierarchy tables present information about Energen’s assets and liabilities measured at fair value on a recurring basis:

	December 31, 2016
(in thousands)	Level 2	Level 3	Total
Assets
Derivative instruments	$50	$—	$50
Liabilities
Derivative instruments	(57,927)	(7,540)	(65,467)
Noncurrent derivative instruments	(1,694)	(1,312)	(3,006)
Net derivative liability	$(59,571)	$(8,852)	$(68,423)

	December 31, 2015
(in thousands)	Level 2	Level 3	Total
Assets
Derivative instruments	$69,864	$(12,901)	$56,963
Liabilities
Derivative instruments	2,699	(3,158)	(459)
Net derivative asset (liability)	$72,563	$(16,059)	$56,504

The fair value of interest rate swaps was a $0.2 million liability at December 31, 2015 and was classified as Level 2 fair value liabilities. The fair value of our interest rate swaps are recognized on a gross basis in accounts payable on the consolidated balance sheet.

Energen prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its Level 3 instruments. We estimate that a 10 percent increase or decrease in commodity prices would result in an approximate $4.4 million change in the fair value of open Level 3 derivative contracts and to the results of operations.

The table below sets forth a summary of changes in the fair value of Energen’s Level 3 derivative commodity instruments as follows:

Years ended December 31, (in thousands)	2016	2015	2014
Balance at beginning of period	$(16,059)	$24,436	$18,289
Realized gains	(14,120)	13,145	22,208
Unrealized gains (losses) relating to instruments held at the reporting date*	5,745	(40,495)	2,981
Settlements during period	14,120	(13,145)	(19,042)
Transfer out of Level 3	1,462	—	—
Balance at end of period	$(8,852)	$(16,059)	$24,436
*Includes $8.9 million in mark-to-market losses, $16.1 million in mark-to-market losses and $20.2 million in mark-to-market gains for the years ended December 31, 2016, 2015 and 2014, respectively.

Changes in Fair Value Levels: The availability of observable market data is monitored to assess the appropriate classification for financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the years ended December 31, 2016, 2015 and 2014, except for the transfer out of Level 3 noted below, there were no significant transfers in or out of Levels 1, 2, or 3.

Transfer of Gas Basin Specific Contracts and Gas Basis Contracts: During 2016 the Company determined that its gas basin specific contracts and gas basis contracts met the requirements to be categorized as a Level 2 fair value. The transfer of these assets out of Level 3 was primarily the result of increased price observability of the inputs used in assessing the assets’ fair value throughout the full term of the derivatives.

The tables below set forth quantitative information about Energen’s Level 3 fair value measurements of derivative commodity instruments as follows:

(in thousands, except price data)	Fair Value as of December 31, 2016	Valuation Technique*	Unobservable Input*	Range
Oil Basis - WTI/WTI
2017	$(1,984)	Discounted Cash Flow	Forward Basis	($0.21 - $0.36) Bbl
Natural Gas Liquids
2017	$(5,556)	Discounted Cash Flow	Forward Basis	$0.65 Gal
2018	$(1,312)	Discounted Cash Flow	Forward Basis	$0.64 Gal
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

These assumptions are classified as Level 3 fair value. See Note 14, Asset Impairment, for impairments recognized by Energen during the years ended December 31, 2016, 2015 and 2014.
Financial Instruments Not Carried at Fair Value
The stated value of cash and cash equivalents, short-term investments, accounts receivables (net of allowance), and short-term debt approximates fair value due to the short maturity of the instruments. Short-term investments purchased and sold during 2015 and 2014 of $919 million and $473 million, respectively, are not considered readily convertible into cash and accordingly are not classified in cash and cash equivalents. In addition, the Company also invested in certain short-term investments that qualify and were classified as cash and cash equivalents. The fair value of Energen’s long-term debt, including the current portion and notes payable to banks, approximates $559.9 million and $690.1 million and has a carrying value of $554.0 million and $776.5 million at December 31, 2016 and 2015, respectively. The fair values are based on market prices of similar issues having the same remaining maturities, redemption terms and credit rating. Short-term debt is classified as Level 1 fair value and long-term debt is classified as Level 2 fair value.

Concentration of Credit Risk
Revenues and related accounts receivable from oil and natural gas operations primarily are generated from the sale of produced oil, natural gas liquids and natural gas to energy marketing companies. Such sales are typically made on an unsecured credit basis with payment due the month following delivery. This concentration of sales to the energy marketing industry has the potential to affect Energen’s overall exposure to credit risk, either positively or negatively, in that our oil, natural gas liquids and natural gas purchasers may be affected similarly by changes in economic, industry or other conditions. Energen considers the credit quality of its purchasers and, in certain instances, may require credit assurances such as a deposit, letter of credit or parent guarantee. The two largest purchasers of Energen’s oil, natural gas liquids and natural gas, Plains Marketing, LP (Plains) and Shell Trading (US) Company (Shell), accounted for approximately 50 percent and 20 percent, respectively, of Energen’s accounts receivable for commodity sales as of December 31, 2016. Energen’s other purchasers each accounted for less than 7 percent of these accounts receivable as of December 31, 2016. During the year ended December 31, 2016, Plains and Shell accounted for approximately 52 percent and 12 percent, respectively, of total revenues from oil, natural gas liquids and natural gas sales. All other oil and natural gas purchasers each accounted for less than 10 percent of total revenues for the year ended December 31, 2016.

9. EXPLORATORY COSTS

The following table sets forth capitalized exploratory well costs and includes additions pending determination of proved reserves, reclassifications to proved reserves and costs charged to expense:

Years ended December 31, (in thousands)	2016	2015	2014
Capitalized exploratory well costs at beginning of period	$103,588	$119,439	$57,600
Additions pending determination of proved reserves	344,045	634,908	946,751
Reclassifications due to determination of proved reserves	(282,637)	(650,759)	(882,254)
Exploratory well costs charged to expense	—	—	(2,658)
Capitalized exploratory well costs at end of period	$164,996	$103,588	$119,439

The following table sets forth capitalized exploratory wells costs:

(in thousands)	December 31, 2016	December 31, 2015
Exploratory wells in progress (drilling rig not released)	$14,531	$1,760
Capitalized exploratory well costs for a period of one year or less	143,602	101,828
Capitalized exploratory well costs for a period greater than one year	6,863	—
Total capitalized exploratory well costs	$164,996	$103,588

At December 31, 2016, Energen had 59 gross exploratory wells either drilling or waiting on results from completion and testing in the Permian Basin. At December 31, 2016, Energen had two gross wells capitalized for a period greater than one year. These wells are scheduled for completion during 2017. No wells were capitalized for a period greater than one year as of December 31, 2015.

10. RECONCILIATION OF EARNINGS PER SHARE

Years ended December 31,
(in thousands, except per share amounts)		2016			2015			2014
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$(167,513)	94,476	$(1.77)	$(945,731)	76,078	$(12.43)	$568,032	72,897	$7.79
Effect of dilutive securities
Stock options		—			—			216
Non-vested restricted stock		—			—			58
Performance share awards		—			—			104
Diluted EPS	$(167,513)	94,476	$(1.77)	$(945,731)	76,078	$(12.43)	$568,032	73,275	$7.75

In periods of loss, shares that otherwise would have been included in diluted average commons shares outstanding are excluded. Energen had 330,690 and 355,915 of excluded shares for the years ended December 31, 2016 and 2015, respectively.

Energen had the following shares that were excluded from the computation of diluted EPS, as inclusion would be anti-dilutive.

Years ended December 31, (in thousands)	2016	2015	2014
Stock options	539	114	114
Non-vested restricted stock	—	—	3
Performance share awards	—	—	2

11. EQUITY OFFERING

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

12. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Under various agreements for third-party gathering, treatment, transportation or other services, Energen is committed to deliver minimum production volumes or to pay certain costs in the event the minimum quantities are not delivered. These delivery commitments are approximately 4.2 MMBOE through October 2020.

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

On November 4, 2015, Energen Resources filed a quiet title action against Endeavor Energy Resources, L.P. (Endeavor) in the District Court of Howard County, Texas, to remove a cloud on the title to approximately 10,000 acres leased by Energen Resources in that county. Energen Resources believes the cloud on title arises from a prior, unreleased but partially terminated oil and gas lease covering the leased lands. Endeavor filed a counterclaim alleging Energen Resources tortiously interfered with a prospective contract seeking $300 million in damages. On April 28, 2016, the trial judge ruled with respect to the acreage not held by production that Endeavor’s lease terminated prior to the date Energen Resources entered into its lease and additionally ruled that Endeavor’s claim for tortuous interference will be dismissed with prejudice. The order left several ancillary issues for a later ruling. In November 2016, the trial judge entered a final and appealable judgment with respect to the remaining issues and that judgement has been appealed by Endeavor.

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

Energen Resources appealed the Order in 2011 and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order and Energen Resources appealed the Revised Order. In the Revised Order, ONRR ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. At ONRR’s request the Revised Order was also remanded in August 2015. On April 15, 2016 ONRR issued its Second Revised Order. The Second Revised Order directs Energen Resources to pay additional royalties of $189,000, replacing the previous demand of $129,700. Energen had previously estimated that application of the ONRR position to all of the Company’s federal leases would result in ONRR claims up to approximately $24 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen plans to appeal and vigorously contest the Second Revised Order, the predecessor orders and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of December 31, 2016.

Lease Obligations: Energen’s total lease payments included as operating lease expense were $22.6 million, $23.7 million and $24.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Minimum future rental payments required after 2016 under leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

Years Ending December 31, (in thousands)
2017	2018	2019	2020	2021	2022 and thereafter
$3,822	$2,614	$2,448	$—	$—	$—

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

The following table reflects the components of the change in Energen’s ARO balance:

(in thousands)
Balance as of December 31, 2013	$108,533
Liabilities incurred	2,266
Liabilities settled	(1,543)
Accretion expense (including discontinued operations of $251)	7,859
Revision in estimated cash flows	692
Reclassification associated with held for sale properties*	(23,747)
Balance as of December 31, 2014	94,060
Liabilities incurred	981
Liabilities settled	(686)
Accretion expense	7,108
Reclassification associated with held for sale properties**	(11,473)
Balance as of December 31, 2015	89,990
Liabilities incurred	230
Liabilities settled	(758)
Accretion expense	6,672
Revision in estimated cash flows	(12,875)
Reclassification associated with held for sale properties***	(1,715)
Balance as of December 31, 2016	$81,544
*Asset retirement obligation associated with certain San Juan Basin properties included as liabilities related to assets held for sale in current liabilities on the balance sheet at December 31, 2014.
**Asset retirement obligation associated with certain San Juan Basin properties included as liabilities related to assets held for sale in current liabilities on the balance sheet at December 31, 2015.
***Adjustment to the reclassification of the asset retirement obligation associated with a series of asset sales of certain non-core Permian Basin Assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico.

14. ASSET IMPAIRMENT

Impairments recognized by Energen are presented below:

Years ended December 31, (in thousands)	2016	2015	2014
Continuing operations
Permian Basin properties
Central Basin Platform	$187,043	$484,848	$—
Delaware Basin	21,288	607,303	90,594
Midland Basin	—	—	25,776
San Juan Basin properties	7,519	133,055	230,315
Permian Basin unproved leasehold properties	4,762	29,168	64,361
San Juan Basin unproved leasehold properties	40	37,934	5,755
Total asset impairments from continuing operations	220,652	1,292,308	416,801
Discontinued operations
North Louisiana/East Texas oil and natural gas properties	—	—	1,936
Total asset impairments from discontinued operations	—	—	1,936
Total asset impairments	$220,652	$1,292,308	$418,737

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

During 2016, Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties in the Delaware Basin and the Central Basin Platform of $4.8 million. Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties in the Delaware Basin of $29.2 million in 2015. During 2014, Energen recognized unproved leasehold writedowns of $64.4 million. These 2014 unproved leasehold writedowns included $55.1 million of expected leasehold expirations.

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

During 2014, non-cash impairment writedowns of $230.3 million were recognized by Energen on certain natural gas properties in the San Juan Basin to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows and direct market data as these properties were designated as held for sale as of December 31, 2014. At December 31, 2014, proved reserves associated with Energen’s San Juan Basin held for sale properties totaled 69,038 MBOE.

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

15. ACQUISITION AND DISPOSITION OF PROPERTIES

During June, July and August of 2016, Energen completed a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico for an aggregate purchase price of $552 million. These transactions had closing dates of June 3, 7, 30, July 15 and August 9 of 2016 with various effective dates ranging from March 1, 2016 to June 30, 2016. Minor portions of the assets were transferred to other parties upon the exercise of preferential purchase rights under pre-existing joint operating agreements in the ordinary course of business. Pre-tax proceeds to Energen were approximately $532.9 million after purchase price adjustments of approximately $19 million related to the operations of the properties subsequent to the effective dates and other one-time adjustments including transfer payments and certain amounts due the buyer, but before consideration of transaction costs of approximately $5 million. In the year ended December 31, 2016, Energen recognized pre-tax gains of $246.3 million on the sales. Energen used proceeds from the sale to fund ongoing operations.

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

Energen completed an estimated $143.7 million in various purchases and renewals of unproved leasehold largely in the Permian Basin, including approximately $77 million of acreage purchased in Lea County, New Mexico, during 2016. Energen completed an estimated total of $85.7 million in various purchases of unproved leasehold largely in the Permian Basin during 2015. During 2014, Energen completed a total of approximately $68.5 million in various purchases of unproved leasehold properties, including the October 2014, purchase of approximately 15,000 net acres of unproved leasehold in the Mancos formation oil play in the San Juan Basin for $22.8 million.

16. HELD FOR SALE PROPERTIES AND DISCONTINUED OPERATIONS

The following table details San Juan Basin held for sale properties by major classes of assets and liabilities. These property sales in the San Juan Basin do not qualify for discontinued operations:

(in thousands)	December 31, 2015
Inventories	$3,651
Oil and natural gas properties	305,386
Less accumulated depreciation, depletion and amortization	(219,059)
Other property and equipment, net	3,761
Total assets held for sale	93,739
Other long-term liabilities	(12,789)
Total liabilities held for sale	(12,789)
Total net assets held for sale	$80,950

On September 2, 2014, Energen completed the transaction to sell Alagasco to Laclede for $1.6 billion, less the assumption of $267 million in debt. The net pre-tax proceeds to Energen totaled approximately $1.32 billion resulting in a pre-tax gain of $726.5 million. This sale had an effective date of August 31, 2014. Energen used cash proceeds from the sale to reduce long-term and short-term indebtedness. During 2014, Energen classified Alagasco as held for sale and reflected the associated operating results in discontinued operations. Energen’s results of operations and cash flows for the year ended December 31, 2014 presented in our consolidated financial statements and these notes reflect Alagasco as discontinued operations.

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

Year ended December 31, (in thousands)	2014
Alagasco net income	$40,646
Depreciation, depletion and amortization	(408)
General and administrative	3,337
Interest expense	(17,306)
Other income	(347)
Income tax expense	5,567
Alagasco income from discontinued operations	31,489
Energen income (loss) from discontinued operations	(2,197)
Income from discontinued operations	$29,292

Year ended December 31, (in thousands, except per share data)	2014
Natural gas distribution revenues	$397,648
Oil and natural gas revenues	5,199
Total revenues	$402,847
Pretax income from discontinued operations	$47,220
Income tax expense	17,928
Income From Discontinued Operations	$29,292
Gain on disposal of discontinued operations, net	$724,594
Income tax expense	285,497
Gain on Disposal of Discontinued Operations, net	$439,097
Total Income From Discontinued Operations	$468,389
Diluted Earnings Per Average Common Share
Income from discontinued operations	$0.40
Gain on disposal of discontinued operations, net	5.99
Total Income From Discontinued Operations	$6.39
Basic Earnings Per Average Common Share
Income from discontinued operations	$0.40
Gain on disposal of discontinued operations, net	6.02
Total Income From Discontinued Operations	$6.42

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

17. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information concerning Energen’s cash flow activities from continuing operations was as follows:

Years ended December 31, (in thousands)	2016	2015	2014
Interest paid, net of amount capitalized	$35,919	$40,747	$32,172
Income taxes paid	$562	$8,114	$219,505
Noncash investing activities:
Accrued development, exploration costs and other capital	$79,988	$79,206	$207,461
Capitalized asset retirement obligations costs	$230	$981	$2,958
Receivable from sale of Alabama Gas Corporation	$—	$—	$8,247
Noncash financing activities:
Issuance of common stock for employee benefit plans	$6,675	$5,758	$2,448
Treasury stock acquired in connection with tax withholdings	$2,610	$4,722	$2,547

18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides changes in the components of accumulated other comprehensive income (loss), net of the related income tax effects:

(in thousands)
Balance as of December 31, 2015	$263
Other comprehensive income before reclassifications	(459)
Amounts reclassified from accumulated other comprehensive income	1,601
Change in accumulated other comprehensive income (loss)	1,142
Balance as of December 31, 2016	$1,405

The following table provides details of the reclassifications out of accumulated other comprehensive income (loss):

Years ended December 31, (in thousands)	2016	2015	2014
	Amounts Reclassified			Line Item Where Presented
Gains (losses) on cash flow hedges:
Commodity contracts	$—	$—	$21,611	Gain (loss) on derivative instruments, net
Interest rate swap	—	—	(2,280)	Interest expense
Total cash flow hedges	—	—	19,331
Income tax expense	—	—	(7,414)
Net of tax	—	—	11,917
Pension and postretirement plans:
Transition obligation	—	—	(22)	General and administrative
Prior service cost	465	—	(248)	General and administrative
Actuarial losses	(3,058)	(30,504)	(21,932)	General and administrative
Total pension and postretirement plans	(2,593)	(30,504)	(22,202)
Income tax benefit	992	10,676	7,771
Net of tax	(1,601)	(19,828)	(14,431)
Total reclassifications for the period	$(1,601)	$(19,828)	$(2,514)

19. RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. This update apples to all entities that are required to present a statement of cash flows. This update provides guidance on eight specific cash flow issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. This update will be effective for financial statements issued for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years with early adoption permitted. This update should be applied using the retrospective transition method. Adoption of this standard will only affect the presentation of the Company’s cash flows and is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which makes a number of changes meant to simplify and improve accounting for share-based payments. The amendment is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of the ASU is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This update increases transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendment is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The primary effect of adopting the new standard will be to record assets and obligations on the balance sheet for contracts currently recognized as operating leases. We have identified certain applicable leases under the standard and are currently developing an inventory of all applicable leases. The Company is still evaluating the impact of this standard on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment is effective for fiscal years beginning on or after December 15, 2015, and interim periods within those fiscal years. We reclassified the related prior year amount on the balance sheet to conform to the current year presentation. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This update clarifies the guidance regarding line-of-credit arrangements with regards to ASU 2015-03. ASU 2015-15 allows entities to defer and present debt issue costs as an asset and subsequently amortize the deferred debt issue costs ratably over the term of the line-of-credit arrangement. The adoption of ASU No. 2015-03 did not have a material impact on the consolidated financial statements of Energen. The additional disclosures are included in Note 3, Long-Term Debt.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update codifies management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for interim and annual periods ending after December 15, 2016 and early adoption is permitted. The adoption of the amendments in this ASU did not impact the Company's financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This update is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Companies may apply this update retrospectively or using a modified retrospective approach to adjust retained earnings. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which deferred the effective date of ASU No. 2014-09 to annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company expects to adopt using the modified retrospective method of adoption on January 1, 2018. We continue to evaluate the impact of this standard on our individual customer contracts, however, due to the short length of our revenue cycle, we do not expect and have not identified any significant impacts to the consolidated financial statements.

20. SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)

The following data summarizes quarterly operating results:

	Year ended December 31, 2016
(in thousands, except per share amounts)	First	Second	Third	Fourth
Revenues	$128,219	$105,765	$184,385	$114,520
Operating income (loss)	$(301,811)	$68,875	$90,302	$(68,596)
Income (loss) from continuing operations	$(203,116)	$36,759	$53,314	$(54,470)
Net income (loss)	$(203,116)	$36,759	$53,314	$(54,470)
Diluted earnings per average common share
Continuing operations	$(2.34)	$0.38	$0.55	$(0.56)
Net income (loss)	$(2.34)	$0.38	$0.55	$(0.56)
Basic earnings per average common share
Continuing operations	$(2.34)	$0.38	$0.55	$(0.56)
Net income (loss)	$(2.34)	$0.38	$0.55	$(0.56)

	Year ended December 31, 2015
(in thousands, except per share amounts)	First	Second	Third	Fourth
Revenues	$221,858	$168,326	$295,571	$192,799
Operating loss	$(12,409)	$(161,678)	$(348,214)	$(915,550)
Loss from continuing operations	$(15,420)	$(111,601)	$(227,904)	$(590,806)
Net loss	$(15,420)	$(111,601)	$(227,904)	$(590,806)
Diluted earnings per average common share
Continuing operations	$(0.21)	$(1.52)	$(2.89)	$(7.50)
Net loss	$(0.21)	$(1.52)	$(2.89)	$(7.50)
Basic earnings per average common share
Continuing operations	$(0.21)	$(1.52)	$(2.89)	$(7.50)
Net loss	$(0.21)	$(1.52)	$(2.89)	$(7.50)

21. OIL AND NATURAL GAS OPERATIONS (Unaudited)

Capitalized Costs: The following table sets forth capitalized costs:

(in thousands)	December 31, 2016	December 31, 2015
Proved	$7,543,464	$7,911,554
Unproved	196,888	150,674
Total capitalized costs	7,740,352	8,062,228
Accumulated depreciation, depletion and amortization	3,723,669	3,673,569
Capitalized costs, net	$4,016,683	$4,388,659

Costs Incurred: The following table sets forth costs incurred in property acquisition, exploration and development activities and includes both capitalized costs and costs charged to expense during the year:

Years ended December 31, (in thousands)	2016	2015	2014
Property acquisition:
Proved	$4,066	$1,866	$2,582
Unproved	143,667	85,690	68,514
Exploration	349,463	649,764	972,164
Development	89,624	372,177	408,949
Total costs incurred	$586,820	$1,109,497	$1,452,209

Results of Operations From Producing Activities: The following table sets forth results of Energen’s oil, natural gas liquids and natural gas operations from producing activities:

Years ended December 31, (in thousands)	2016	2015	2014
Gross revenues*	$532,889	$878,554	$1,679,213
Production (lifting costs)	214,652	285,760	376,495
Exploration expense	5,415	14,877	28,090
Depreciation, depletion and amortization including asset impairments	663,659	1,880,190	960,539
Accretion expense	6,672	7,108	7,608
Income tax expense (benefit)	(123,153)	(469,362)	99,469
Results of operations from producing activities	$(234,356)	$(840,019)	$207,012
* The years ended December 31, 2016, 2015 and 2014 gross revenues include a pre-tax non-cash mark-to-market loss on derivatives of $71.2 million, a pre-tax non-cash mark-to-market loss on derivatives of $281.8 million and a pre-tax non-cash mark-to-market gain on derivatives of $315.4 million, respectively.

Oil and Natural Gas Reserves: The calculation of proved reserves is made pursuant to rules prescribed by the SEC. Such rules, in part, require that proved categories of reserves be disclosed. Proved reserves and associated values were calculated using twelve-month average prices and current costs for the years ended December 31, 2016, 2015 and 2014. Changes to prices and costs could have a significant effect on the disclosed amount of proved reserves and their associated values. In addition, the estimation of proved reserves inherently requires the use of geologic and engineering estimates which are subject to revision as reservoirs are produced and developed and as additional information is available. Accordingly, the amount of actual future production may vary significantly from the amount of proved reserves disclosed. The proved reserves are located onshore in the United States of America.

Estimates of physical quantities of oil and natural gas proved reserves were determined by Company engineers. Ryder Scott Company, L.P. (Ryder Scott), independent oil and natural gas reservoir engineers, have audited the estimates of proved reserves of oil, natural gas liquids and natural gas that Energen has attributed to its net interests in oil and natural gas properties as of December 31, 2016. Ryder Scott audited the proved reserve estimates for substantially all of the Permian Basin proved reserves. The independent reservoir engineers have issued reports covering approximately 99 percent of Energen’s ending proved reserves indicating that in their judgment the estimates are reasonable in the aggregate.

Year ended December 31, 2016	Oil MBbl	NGL MBbl	Natural Gas MMcf	Total MMBOE
Proved reserves at beginning of period	210,691	71,713	433,904	354.7
Revisions of previous estimates	(17,840)	(6,800)	(7,779)	(26.0)
Purchases	103	21	89	0.1
Extensions and discoveries	45,129	10,480	50,780	64.1
Production	(13,213)	(3,892)	(27,204)	(21.6)
Sales	(25,295)	(13,476)	(97,542)	(55.0)
Proved reserves at end of period	199,575	58,046	352,248	316.3
Proved developed reserves at end of period	101,202	29,767	187,117	162.1
Proved undeveloped reserves at end of period	98,373	28,279	165,131	154.2

Year ended December 31, 2015	Oil MBbl	NGL MBbl	Natural Gas MMcf	Total MMBOE
Proved reserves at beginning of period	181,227	73,463	707,926	372.7
Revisions of previous estimates	(39,537)	(11,979)	(44,176)	(58.9)
Purchases	2	1	2	0.0
Extensions and discoveries	83,319	25,530	143,022	132.6
Production	(14,023)	(4,065)	(35,604)	(24.0)
Sales	(297)	(11,237)	(337,266)	(67.7)
Proved reserves at end of period	210,691	71,713	433,904	354.7
Proved developed reserves at end of period	108,319	36,374	236,112	184.0
Proved undeveloped reserves at end of period	102,372	35,339	197,792	170.7

Year ended December 31, 2014	Oil MBbl	NGL MBbl	Natural Gas MMcf	Total MMBOE
Proved reserves at beginning of period	164,870	63,011	719,725	347.8
Revisions of previous estimates	(48,548)	(15,165)	(71,806)	(75.7)
Purchases	88	26	116	0.1
Extensions and discoveries	76,722	29,695	141,209	130.0
Production	(11,818)	(4,104)	(59,562)	(25.8)
Sales	(87)	—	(21,756)	(3.7)
Proved reserves at end of period	181,227	73,463	707,926	372.7
Proved developed reserves at end of period	118,697	47,621	589,074	264.5
Proved undeveloped reserves at end of period	62,530	25,842	118,852	108.2

2016 Activities: Energen had net downward reserve revisions during 2016 which totaled 26.0 MMBOE including approximately 10.6 MMBOE related to changes in year-end pricing and downward revisions of approximately 22.9 MMBOE of proved undeveloped reserves that will no longer be developed in the five-year time horizon due to development being delayed to focus on other assets with higher returns. Net upward reserve revisions of 7.5 MMBOE due to factors other than price included increased lateral length, lower lease operating expense and improved well performance partially offset by changes in plant yields.

Energen purchased 0.1 MMBOE of reserves during 2016 primarily related to the acquisition of oil properties in the Permian Basin.

During 2016, Energen had extensions and discoveries of 64.1 MMBOE of which 65 percent were proved undeveloped reserves and 35 percent were proved developed reserves. Extension drilling resulted in no discoveries with exploratory drilling providing 64.1 MMBOE of discoveries.

During 2016, Energen had sales of 55 MMBOE primarily due to the sale of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico.

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

Energen purchased 0.1 MMBOE of reserves during 2014 primarily related to the acquisition of oil properties in the Permian Basin.

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

Years ended December 31, (in thousands)	2016	2015	2014
Future gross revenues	$9,191,808	$11,714,729	$20,971,672
Future production costs	3,126,153	4,353,974	7,532,273
Future development costs	1,632,577	1,961,661	1,784,738
Future income tax expense	762,921	1,065,887	3,440,582
Future net cash flows	3,670,157	4,333,207	8,214,079
Discount at 10% per annum	2,320,350	2,299,859	3,994,423
Standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves	$1,349,807	$2,033,348	$4,219,656

The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

Years ended December 31, (in thousands)	2016	2015	2014
Balance at beginning of year	$2,033,348	$4,219,656	$4,017,841
Revisions to reserves proved in prior years:
Net changes in prices, production costs and future development costs	(221,639)	(2,861,591)	(1,147,028)
Net changes due to revisions in quantity estimates	(167,188)	(404,708)	(1,285,394)
Development costs incurred, previously estimated	71,099	350,560	337,198
Accretion of discount	203,335	421,966	401,784
Changes in timing and other*	(100,742)	(903,975)	987,652
Total revisions	(215,135)	(3,397,748)	(705,788)
New field discoveries and extensions, net of future production and development costs	352,358	776,315	2,321,028
Sales of oil and gas produced, net of production costs	(440,446)	(514,380)	(1,054,553)
Purchases	1,733	8	4,241
Sales	(235,222)	(372,039)	(21,092)
Net change in income taxes	(146,829)	1,321,536	(342,021)
Net change in standardized measure of discounted future net cash flows	(683,541)	(2,186,308)	201,815
Balance at end of year	$1,349,807	$2,033,348	$4,219,656
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

Management assessed the effectiveness of Energen Corporation’s internal control over financial reporting as of December 31, 2016. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Energen Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2016, Energen Corporation maintained effective internal control over financial reporting. The effectiveness of Energen Corporation’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the executive officers of Energen is included in Part I. The other information required by Item 10 is incorporated herein by reference from Energen’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 3, 2017. The definitive proxy statement will be filed on or about March 22, 2017.

ITEM 11.    EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference from Energen’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 3, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

a. Security Ownership of Certain Beneficial Owners

The information regarding the security ownership of the beneficial owners of more than five percent of Energen’s common stock is incorporated herein by reference from Energen’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 3, 2017.

b. Security Ownership of Management

The information regarding the security ownership of management is incorporated herein by reference from Energen’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 3, 2017.

c. Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information concerning securities authorized for issuance under equity compensation plans as of December 31, 2016:

Plan Category	Number of Securities to be Issued for Outstanding Options, Performance Share Awards and Restricted Stock Units	Weighted Average Exercise Price	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders*	1,709,900	$54.06	2,452,420
Equity compensation plans not approved by security holders	—	—	—
Total	1,709,900	$54.06	2,452,420
*These plans include 1,788,492 shares associated with Energen’s Stock Incentive Plan, 90,904 shares associated with the 1992 Energen Corporation Directors Stock Plan and 573,024 shares associated with the 1997 Deferred Compensation Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions, and director independence is incorporated herein by reference from Energen’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 3, 2017.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding Principal Accountant Fees and Services is incorporated herein by reference from Energen’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 3, 2017.

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
Third Amendment to the Credit Agreement dated as of October 20, 2015, by and among Energen Corporation, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Energen Resources Corporation, as Guarantor, and the institutions named therein as lenders, which was filed as Exhibit 10.1 to Energen’s Current Report on Form 8-K filed October 23, 2015

*10(b)(iii)
Fourth Amendment to the Credit Agreement dated as of April 13, 2016, by and among Energen Corporation, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Energen Resources Corporation, as Guarantor, and the institutions named therein as lenders, which was filed as Exhibit 10.1 to Energen’s Current Report on Form 8-K filed April 14, 2016

*10(b)(iv)
Fifth Amendment to the Credit Agreement dated as of October 25, 2016, by and among Energen Corporation, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Energen Resources Corporation, as Guarantor, and the institutions named therein as lenders, which was filed as Exhibit 10.1 to Energen’s Current Report on Form 8-K filed October 26, 2016

*10(c)
Commitment Increase Letter dated November 17, 2014, by and among Energen Corporations, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the institutions named therein as lenders, which was filed as Exhibit 10.1 to Energen’s Current Report on Form 8-K filed October 17, 2014

10(d)	Form of Severance Compensation Agreement between Energen Corporation and its executive officers

10(e)	Energen Corporation Stock Incentive Plan (as amended effective January 1, 2017)

*10(f)	Form of Stock Option Agreement under the Energen Corporation Stock Incentive Plan which was filed as Exhibit 10(r) to Energen’s Annual Report on Form 10-K for the year ended December 31, 2012

*10(g)	Form of Restricted Stock Agreement under the Energen Corporation Stock Incentive Plan which was filed as Exhibit 10(s) to Energen’s Annual Report on Form 10-K for the year ended December 31, 2012

*10(h)	Form of Restricted Stock Unit Agreement under the Energen Corporation Stock Incentive Plan which was filed as Exhibit 10.2 to Energen’s Current Report on Form 8-K filed December 12, 2013

*10(i)	Form of Performance Share Award under the Energen Corporation Stock Incentive Plan which was filed as Exhibit 10(t) to Energen’s Annual Report on Form 10-K for the year ended December 31, 2012

*10(j)	Energen Corporation 1997 Deferred Compensation Plan (as amended and restated) effective October 22, 2014

*10(k)	Energen Corporation Directors Stock Plan (as amended April 28, 2010) which was filed as an attachment to Energen’s definitive Proxy Statement on Schedule 14A , filed March 19, 2010

*10(l)
Energen Corporation Annual Incentive Compensation Plan, as amended effective January 1, 2016, which was filed as Exhibit 10 to Energen’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016

21	Subsidiaries of Energen Corporation

23(a)	Consent of Registered Public Accounting Firm (PricewaterhouseCoopers LLP)

23(b)	Consent of Independent Oil and Gas Reservoir Engineers (Ryder Scott Company, L.P.)

24	Power of Attorney

31(a)	Energen Corporation Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31(b)	Energen Corporation Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32	Energen Corporation Certification pursuant to 18 U.S.C. Section 1350

99(a)	Reserve Audit – Ryder Scott & Company, L.P.

101	The financial statements and notes thereto from Energen Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 are formatted in XBRL

*Incorporated by reference

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGEN CORPORATION
(Registrant)

February 28, 2017	By	/s/ J.T. McManus, II
J.T. McManus, II Chairman, Chief Executive Officer and President of Energen Corporation;

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 28, 2017	By	/s/ J.T. McManus, II
J.T. McManus, II Chairman, Chief Executive Officer and President of Energen Corporation

February 28, 2017	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr. Vice President, Chief Financial Officer and Treasurer of Energen Corporation

February 28, 2017	By	/s/ Russell E. Lynch, Jr.
Russell E. Lynch, Jr. Vice President and Controller of Energen Corporation

February 28, 2017	*
Kenneth W. Dewey Director

February 28, 2017	*
M. James Gorrie Director

February 28, 2017	*
Jay Grinney Director

February 28, 2017	*
William G. Hargett Director

February 28, 2017	*
Frances Powell Hawes Director

February 28, 2017	*
Alan A. Kleier Director

	*By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr. Attorney-in-Fact