Form 10-Q
period 2017-03-31
ENERGEN CORP
filed 2017-05-09
CIK 277595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _______________

Commission file number 1-7810
Energen Corporation
(Exact name of registrant as specified in its charter)

Alabama	63-0757759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

605 Richard Arrington Jr. Boulevard North, Birmingham, Alabama	35203-2707
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of each of the registrant’s classes of common stock as of May 1, 2017.

Energen Corporation	$0.01 par value	97,188,418

ENERGEN CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	March 31, 2017	December 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$88,658	$386,093
Accounts receivable, net	90,100	73,322
Inventories, net	15,365	14,222
Derivative instruments	7,594	50
Income tax receivable	26,246	27,153
Prepayments and other	5,024	5,071
Total current assets	232,987	505,911
Property, Plant and Equipment
Oil and natural gas properties, successful efforts method
Proved properties	7,767,171	7,543,464
Unproved properties	354,940	196,888
Less accumulated depreciation, depletion and amortization	(3,823,200)	(3,723,669)
Oil and natural gas properties, net	4,298,911	4,016,683
Other property and equipment, net	45,606	44,869
Total property, plant and equipment, net	4,344,517	4,061,552
Other postretirement assets	3,607	3,619
Noncurrent derivative instruments	9,293	—
Other assets	8,311	8,741
TOTAL ASSETS	$4,598,715	$4,579,823

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	March 31, 2017	December 31, 2016

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Long-term debt due within one year	$17,000	$24,000
Accounts payable	79,644	65,031
Accrued taxes	10,153	7,252
Accrued wages and benefits	14,047	25,089
Accrued capital costs	120,825	79,988
Revenue and royalty payable	44,314	51,217
Derivative instruments	8,324	65,467
Other	14,368	20,160
Total current liabilities	308,675	338,204
Long-term debt	527,557	527,443
Asset retirement obligations	83,256	81,544
Deferred income taxes	516,295	495,888
Noncurrent derivative instruments	—	3,006
Other long-term liabilities	8,381	13,136
Total liabilities	1,444,164	1,459,221
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, cumulative, $0.01 par value, 5,000,000 shares authorized	—	—
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 100,309,842 shares and 100,138,797 shares issued at March 31, 2017 and December 31, 2016, respectively	1,003	1,001
Premium on capital stock	1,376,517	1,372,569
Retained earnings	1,911,737	1,878,503
Accumulated other comprehensive income, net of tax
Postretirement plans	1,336	1,405
Deferred compensation plan	2,687	2,261
Treasury stock, at cost; 3,191,149 shares and 3,125,715 shares at March 31, 2017 and December 31, 2016, respectively	(138,729)	(135,137)
Total shareholders’ equity	3,154,551	3,120,602
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,598,715	$4,579,823

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended
	March 31,
(in thousands, except per share data)	2017	2016

Revenues
Oil, natural gas liquids and natural gas sales	$176,375	$122,764
Gain on derivative instruments, net	64,546	5,455
Total revenues	240,921	128,219
Operating Costs and Expenses
Oil, natural gas liquids and natural gas production	41,288	47,727
Production and ad valorem taxes	12,820	11,170
Depreciation, depletion and amortization	99,652	119,362
Asset impairment	1,460	220,025
Exploration	3,636	242
General and administrative (including non-cash stock based compensation of $3,197 and $2,471 for the three months ended March 31, 2017 and 2016, respectively)	20,399	29,525
Accretion of discount on asset retirement obligations	1,414	1,757
(Gain) loss on sale of assets and other	(1,175)	222
Total operating costs and expenses	179,494	430,030
Operating Income (Loss)	61,427	(301,811)
Other Income (Expense)
Interest expense	(8,966)	(9,833)
Other income	383	95
Total other expense	(8,583)	(9,738)
Income (Loss) Before Income Taxes	52,844	(311,549)
Income tax expense (benefit)	19,441	(108,433)
Net Income (Loss)	$33,403	$(203,116)

Diluted Earnings Per Average Common Share	$0.34	$(2.34)
Basic Earnings Per Average Common Share	$0.34	$(2.34)
Diluted Average Common Shares Outstanding	97,607	86,632
Basic Average Common Shares Outstanding	97,140	86,632

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	Three months ended
	March 31,
(in thousands)	2017	2016

Net Income (Loss)	$33,403	$(203,116)
Other comprehensive income (loss):
Pension and postretirement plans:
Amortization of prior service cost, net of tax of ($43) and ($47), respectively	(71)	(78)
Amortization of net loss, including settlement charges, net of tax of $1 and $1,168, respectively	2	1,890
Current period change in fair value of pension and postretirement plans, net of tax of ($6) in 2016	—	(9)
Total pension and postretirement plans	(69)	1,803
Comprehensive Income (Loss)	$33,334	$(201,313)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three months ended March 31, (in thousands)	2017	2016

Operating Activities
Net income (loss)	$33,403	$(203,116)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	99,652	119,362
Asset impairment	1,460	220,025
Accretion of discount on asset retirement obligations	1,414	1,757
Deferred income taxes	20,449	(107,149)
Change in derivative fair value	(71,686)	(5,151)
Loss on sale of assets	366	52
Stock-based compensation expense	3,197	2,471
Other, net	(3,696)	2,377
Net change in:
Accounts receivable	(16,778)	50,101
Inventories	(1,143)	(465)
Accounts payable	9,314	(17,192)
Accrued taxes/income tax receivable	3,808	2,179
Pension contributions	(29)	(14,516)
Other current assets and liabilities	(23,863)	(27,044)
Net cash provided by operating activities	55,868	23,691
Investing Activities
Additions to oil and natural gas properties	(183,714)	(137,296)
Acquisitions	(159,115)	(7,883)
Proceeds (payments) on the sale of assets, net	(308)	187
Net cash used in investing activities	(343,137)	(144,992)
Financing Activities
Issuance of common stock, net	—	381,219
Taxes paid for shares withheld	(3,166)	(2,419)
Reduction of long-term debt	(7,000)	—
Net change in credit facility	—	(222,500)
Tax benefit on stock compensation	—	(465)
Net cash provided by (used in) financing activities	(10,166)	155,835
Net change in cash and cash equivalents	(297,435)	34,534
Cash and cash equivalents at beginning of period	386,093	1,272
Cash and cash equivalents at end of period	$88,658	$35,806

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Energen Corporation (Energen or the Company) is an oil and natural gas exploration and production company engaged in the exploration, development and production of oil, natural gas liquids and natural gas. Our operations are conducted through our subsidiary, Energen Resources Corporation (Energen Resources) and primarily occur within the Midland Basin, the Delaware Basin and the Central Basin Platform areas of the Permian Basin in west Texas and New Mexico. Our corporate headquarters are located in Birmingham, Alabama. The unaudited consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the 2016 Annual Report of Energen on Form 10-K.

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

Workforce Reduction
On January 22, 2016 and March 18, 2016, we reduced our workforce as part of an overall plan to reduce costs and better align our workforce with the needs of our business. In connection with the reductions, we incurred charges of approximately $5.0 million during 2016 for one-time termination benefits which are included in general and administrative expense on the consolidated statements of operations.

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

The following tables detail the offsetting of derivative assets and liabilities as well as the fair values of derivatives on the balance sheets:

(in thousands)	March 31, 2017
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments
Assets
Derivative instruments	$14,651	$(7,057)	$7,594	$—	$—	$7,594
Noncurrent derivative instruments	9,375	(82)	9,293	—	—	9,293
Total derivative assets	24,026	(7,139)	16,887	—	—	16,887
Liabilities
Derivative instruments	15,381	(7,057)	8,324	—	—	8,324
Noncurrent derivative instruments	82	(82)	—	—	—	—
Total derivative liabilities	15,463	(7,139)	8,324	—	—	8,324
Total derivatives	$8,563	$—	$8,563	$—	$—	$8,563

(in thousands)	December 31, 2016
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments
Assets
Derivative instruments	$1,756	$(1,706)	$50	$—	$—	$50
Liabilities
Derivative instruments	67,173	(1,706)	65,467	—	—	65,467
Noncurrent derivative instruments	3,006	—	3,006	—	—	3,006
Total derivatives	$(68,423)	$—	$(68,423)	$—	$—	$(68,423)

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net gain position with twelve of our active counterparties and in a net loss position with the remaining two at March 31, 2017. The significant counterparty net gain positions at March 31, 2017, J Aron and Company, J.P. Morgan Ventures Energy Corporation and Merrill Lynch

Commodities, Inc., constituted approximately $2.4 million, $2.1 million and $1.9 million, respectively, of Energen’s total net gain on fair value of derivatives.

The following table details the effect of open and closed derivative commodity instruments not designated as hedging instruments on the statements of operations:

(in thousands)	Location on Statements of Operations	Three months ended March 31, 2017	Three months ended March 31, 2016
Gain recognized in income on derivatives	Gain on derivative instruments, net	$64,546	$5,455

As of March 31, 2017, Energen had entered into the following transactions for the remainder of 2017 and subsequent years:

Production Period	Description	Total Hedged Volumes		Average Contract Price
Oil
2017	NYMEX Swaps	5,040	MBbl	$50.13 Bbl
	NYMEX Three-Way Collars	3,600	MBbl
	Ceiling sold price (call)			$62.18 Bbl
	Floor purchased price (put)			$45.00 Bbl
	Floor sold price (put)			$35.00 Bbl
2018	NYMEX Three-Way Collars	5,940	MBbl
	Ceiling sold price (call)			$65.05 Bbl
	Floor purchased price (put)			$50.00 Bbl
	Floor sold price (put)			$40.00 Bbl
Oil Basis Differential
2017	WTI/WTI Basis Swaps	7,560	MBbl	$(0.64) Bbl
2018	WTI/WTI Basis Swaps	3,240	MBbl	$(1.12) Bbl
Natural Gas Liquids
2017	Liquids Swaps	62.4	MMGal	$0.57 Gal
2018	Liquids Swaps	75.6	MMGal	$0.60 Gal
Natural Gas
2017	Basin Specific Swaps - Permian	11.4	Bcf	$2.85 Mcf
2017	NYMEX Swaps	0.9	Bcf	$3.29 Mcf
Natural Gas Basis Differential
2017	Permian Swaps	0.9	Bcf	$(0.29) Mcf
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

As of March 31, 2017, the maximum term over which Energen has hedged exposures to the variability of cash flows is through December 31, 2018.

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

No transfers between fair value hierarchy levels occurred during the three months ended March 31, 2017.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Energen classifies the fair value of multiple derivative instruments executed under master netting arrangements as net derivative assets and liabilities. The following fair value hierarchy tables present information about Energen’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2017
(in thousands)	Level 2	Level 3	Total
Assets:
Derivative instruments	$3,879	$3,715	$7,594
Noncurrent derivative instruments	7,434	1,859	9,293
Total assets	11,313	5,574	16,887
Liabilities:
Derivative instruments	(8,324)	—	(8,324)
Net derivative asset	$2,989	$5,574	$8,563

	December 31, 2016
(in thousands)	Level 2	Level 3	Total
Assets:
Derivative instruments	$50	$—	$50
Liabilities:
Derivative instruments	(57,927)	(7,540)	(65,467)
Noncurrent derivative instruments	(1,694)	(1,312)	(3,006)
Total liabilities	(59,621)	(8,852)	(68,473)
Net derivative liability	$(59,571)	$(8,852)	$(68,423)

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

Level 3 Fair Value Instruments: Energen prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its Level 3 instruments. We estimate that a 10 percent increase or decrease in commodity prices would result in an approximate $6.5 million change in the fair value of open Level 3 derivative contracts and to our results of operations.

The table below sets forth a summary of changes in the fair value of Energen’s Level 3 derivative commodity instruments as follows:

	Three months ended
	March 31,
(in thousands)	2017	2016
Balance at beginning of period	$(8,852)	$(16,059)
Realized losses	(3,253)	(5,518)
Unrealized gains relating to instruments held at the reporting date*	14,416	7,905
Settlements during period	3,263	5,518
Balance at end of period	$5,574	$(8,154)
*Includes $10.9 million and $2.2 million in mark-to-market gains for the three months ended March 31, 2017 and 2016, respectively.

The table below sets forth quantitative information about Energen’s Level 3 fair value measurements of derivative commodity instruments as follows:

(in thousands, except price data)	Fair Value as of March 31, 2017	Valuation Technique*	Unobservable Input*	Range
Oil Basis - WTI/WTI
2017	$4,538	Discounted Cash Flow	Forward Basis	$(1.35 - $1.29) Bbl
2018	$806	Discounted Cash Flow	Forward Basis	($1.40 - $1.35) Bbl
Natural Gas Liquids
2017	$(935)	Discounted Cash Flow	Forward Basis	$0.59 Gal
2018	$1,165	Discounted Cash Flow	Forward Basis	$0.58 Gal
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

Asset retirement obligations: Energen’s asset retirement obligations (ARO) primarily relate to the future plugging, abandonment and reclamation of wells and facilities. We recognize a liability for the fair value of the ARO in the periods incurred. See Note 11, Asset Retirement Obligations, for further discussion related to these ARO’s. These assumptions are classified as Level 3 fair value measurements.

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

These assumptions are classified as Level 3 fair value measurements. See Note 13, Asset Impairment, for impairments recognized by Energen during the three months ended March 31, 2017 and 2016.
Financial Instruments not Carried at Fair Value
The stated value of cash and cash equivalents, short-term investments, accounts receivable (net of allowance), and short-term debt approximates fair value due to the short maturity of the instruments. The Company invested in certain short-term investments that qualify and were classified as cash and cash equivalents. Energen had allowance for doubtful accounts of $0.6 million at both March 31, 2017 and December 31, 2016, respectively. The fair value of Energen’s long-term debt, including the current portion, was approximately $548.5 million and $559.9 million and had a carrying value of $547.0 million and $554.0 million at March 31, 2017 and December 31, 2016, respectively. The fair values are based on market prices of similar debt issues having the same remaining maturities, redemption terms and credit rating. Short-term debt is classified as a Level 1 fair value measurement and long-term debt is classified as a Level 2 fair value measurement.

4. LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
7.40% Medium-term Notes, Series A, due July 24, 2017	$—	$2,000
7.36% Medium-term Notes, Series A, due July 24, 2017	15,000	15,000
7.23% Medium-term Notes, Series A, due July 28, 2017	2,000	2,000
7.32% Medium-term Notes, Series A, due July 28, 2022	20,000	20,000
7.60% Medium-term Notes, Series A, due July 26, 2027	—	5,000
7.35% Medium-term Notes, Series A, due July 28, 2027	10,000	10,000
7.125% Medium-term Notes, Series B, due February 15, 2028	100,000	100,000
4.625% Notes, due September 1, 2021	400,000	400,000
Total	547,000	554,000
Less amounts due within one year	17,000	24,000
Less unamortized debt discount	381	387
Less unamortized debt issuance costs	2,062	2,170
Total	$527,557	$527,443

The aggregate maturities of Energen’s long-term debt outstanding at March 31, 2017 are as follows:

(in thousands)
Remaining 2017	2018	2019	2020	2021	2022 and thereafter
$17,000	$—	$—	$—	$400,000	$130,000

On January 23, 2017, Energen redeemed the $2.0 million of 7.40% Medium-term Notes, Series A, due July 24, 2017 and $5.0 million of 7.60% Medium-term Notes, Series A, due July 26, 2027.

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

Credit Facility: On September 2, 2014, Energen entered into a five-year syndicated secured credit facility with domestic and foreign lenders. On October 25, 2016, the borrowing and aggregate commitments base was reaffirmed at $1.05 billion with no changes in association with the semi-annual redetermination required under the agreement. On April 21, 2017, the borrowing base was increased to $1.4 billion. The aggregate commitment under the credit facility did not change and remains at $1.05 billion. Energen’s obligations under the syndicated credit facility are unconditionally guaranteed by Energen Resources. Subject to release of collateral in certain periods upon the achievement of certain investment grade ratings from designated ratings agencies, the credit facility is collateralized by certain assets of Energen, including a pledge of equity interests in subsidiaries of Energen other than Energen Resources, and by mortgages on substantially all of Energen Resources’ oil and natural gas properties. The current credit facility qualifies for classification as long-term debt on the consolidated balance sheets. The financial covenants of the credit facility require Energen to maintain a ratio of total debt to consolidated income before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and other non-cash income and expenses (EBITDAX) less than or equal to 4.0 to 1.0; to maintain a ratio of consolidated current assets (adjusted to include amounts available for borrowings and exclude non-cash derivative instruments) to consolidated current liabilities (adjusted to exclude maturities under the credit facility and non-cash derivative instruments) greater than or equal to 1.0 to 1.0; and, during certain periods, to maintain a ratio of the net present value of proved reserves of our oil and natural gas properties to consolidated total debt greater than or equal to 1.50 to 1.0. We are also bound by covenants which limit our ability to incur additional indebtedness, make certain distributions or alter our corporate structure. Energen may not pay dividends during an event of default if the payment would result in an event of default or if availability is less than 10 percent of the loan limit under the credit facility. Our credit facility also limits our ability to enter into commodity hedges based on projected production volumes. In addition, the terms of our credit facility limit the amount we can borrow to a borrowing base amount which is determined by our lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria including commodity price outlook. The borrowing base amount is subject to redetermination semi-annually and for event-driven unscheduled redeterminations. Our next scheduled redetermination is October 1, 2017.

Under the credit facility, a cross default provision provides that any debt default of more than $75 million by Energen or Energen Resources will constitute an event of default by Energen.

Upon an uncured event of default under the credit facility, all amounts owing under the credit facility, if any, depending on the nature of the event of default will automatically, or may upon notice by the administrative agent or the requisite lenders thereunder, become immediately due and payable and the lenders may terminate their commitments under the defaulted facility. Energen was in compliance with the terms of its credit facility as of March 31, 2017.

The following is a summary of information relating to Energen’s credit facility:

(in thousands)	March 31, 2017	December 31, 2016
Credit facility outstanding	$—	$—
Available for borrowings	1,050,000	1,050,000
Total borrowing commitments	$1,050,000	$1,050,000

	Three months ended March 31,
	2017	2016
Maximum amount outstanding at any month-end	$—	$214,500
Average daily amount outstanding	$28	$134,934
Weighted average interest rates based on:
Average daily amount outstanding	2.05%	1.72%
Amount outstanding at period-end	—%	—%

Energen’s interest expense was $9.0 million and $9.8 million for the three months ended March 31, 2017 and 2016, respectively. For both the three months ended March 31, 2017 and 2016, Energen’s total interest expense included amortization of debt issuance costs related to long-term debt, including our credit facility, of $0.8 million. Energen had no capitalized interest for the three months ended March 31, 2017 and 2016. At March 31, 2017, Energen paid commitment fees on the unused portion of the available credit facility at a current annual rate of 30 basis points. Energen paid commitment fees of $0.8 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively.

5. RECONCILIATION OF EARNINGS PER SHARE (EPS)

	Three months ended			Three months ended
(in thousands, except per share amounts)	March 31, 2017			March 31, 2016
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic EPS	$33,403	97,140	$0.34	$(203,116)	86,632	$(2.34)
Effect of dilutive securities
Stock options		31			—
Non-vested restricted stock		262			—
Performance share awards		174			—
Diluted EPS	$33,403	97,607	$0.34	$(203,116)	86,632	$(2.34)

In periods of loss, shares that otherwise would have been included in diluted average common shares outstanding are excluded. The Company had 233,547 of excluded shares for the three months ended March 31, 2016.

Energen had the following shares that were excluded from the computation of diluted EPS, as inclusion would be anti-dilutive:

	Three months ended March 31,
(in thousands)	2017	2016
Stock options	267	—
Performance share awards	131	—

6. EQUITY OFFERING

During the first quarter of 2016, Energen issued 18,170,000 additional shares of common stock through a public equity offering. We received net proceeds of approximately $381.1 million, after deducting offering expenses. Net proceeds from this offering were used to repay borrowings under our credit facility and for general corporate purposes.

7. STOCK COMPENSATION

Stock Incentive Plan
Restricted Stock: The Stock Incentive Plan provides for the grant of restricted stock and restricted stock units (restricted stock awards) which have been valued based on the quoted market price of Energen’s common stock at the date of grant. Restricted stock awards vest within three years from grant date. A summary of restricted stock award activity during the three months ended March 31, 2017 is presented below:

	Awards	Weighted Average Price
Nonvested at December 31, 2016	325,643	$44.44
Restricted stock units granted	119,016	52.18
Vested	(37,212)	70.62
Forfeited	(1,934)	45.66
Nonvested at March 31, 2017	405,513	$44.30

Performance Share Awards: In addition, the Stock Incentive Plan provides for the grant of performance share awards to eligible employees based on predetermined Energen performance criteria at the end of an award period. The Stock Incentive Plan provides that payment of earned performance share awards be made in the form of Energen common stock. Performance share awards are valued using the Monte Carlo model which uses historical volatility and other assumptions to estimate the probability of satisfying the market condition of the award and have a three-year vesting period.

A summary of performance share award activity during the three months ended March 31, 2017 is presented below:

	Shares	Weighted Average Price
Nonvested at December 31, 2016	336,442	$57.03
Granted (three-year vesting period)	132,017	65.74
Vested and paid	(59,530)	93.52
Forfeited	(2,219)	48.45
Nonvested at March 31, 2017	406,710	$54.56

Stock Repurchase Program
During the three months ended March 31, 2017 and 2016, Energen had non-cash purchases of approximately $3.2 million and $2.4 million, respectively, of Energen common stock in conjunction with tax withholdings on our non-qualified deferred compensation plan and other stock compensation. Energen utilized internally generated cash flows in payment of the related tax withholdings.

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

Energen’s non-qualified supplemental retirement plans were terminated effective December 31, 2014. Distributions under the plans were partially made in the first quarter of 2015 with the remainder of approximately $14.5 million paid in the first quarter of 2016. The Company expects to make no additional benefit payments with respect to the termination of the non-qualified supplemental retirement plans. Certain annuities associated with our non-qualified supplemental retirement plans remain of approximately $1.1 million and are included in other current liabilities and other long-term liabilities on the consolidated balance sheets at both March 31, 2017 and December 31, 2016. In the first quarter of 2016, Energen incurred a settlement charge of $3.3 million for the payment of lump sums from the non-qualified supplemental retirement plans.

The components of net periodic postretirement benefit expense for Energen’s postretirement benefit plan were as follows:

	Three months ended March 31,
(in thousands)	2017	2016
Components of net periodic benefit cost:
Service cost	$18	$23
Interest cost	57	66
Expected long-term return on assets	(62)	(111)
Prior service cost amortization	(114)	(125)
Actuarial loss amortization	2	—
Settlement charge	—	45
Curtailment gain	—	(816)
Net periodic income	$(99)	$(918)

There are no required contributions to the postretirement benefit plan during 2017. In the first quarter of 2016, Energen incurred a curtailment gain of $0.8 million in connection with the reduction in workforce.

9. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Under various agreements for third-party gathering, treatment, transportation or other services, Energen is committed to deliver minimum production volumes or to pay certain costs in the event the minimum quantities are not delivered. These delivery commitments are approximately 3.9 million barrels of oil equivalent (MMBOE) through October 2020.

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

Energen Resources appealed the Order in 2011 and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order and Energen Resources appealed the Revised Order. In the Revised Order, ONRR ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. At ONRR’s request the Revised Order was also remanded in August 2015. On April 15, 2016 ONRR issued its Second Revised Order. The Second Revised Order directs Energen Resources to pay additional royalties of $189,000, replacing the previous demand of $129,700. Energen had previously estimated that application of the ONRR position to all of the Company’s federal leases would result in ONRR claims up to approximately $24 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen plans to appeal and vigorously contest the Second Revised Order, the predecessor orders and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of March 31, 2017.

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

The following table sets forth capitalized exploratory well costs and includes additions pending determination of proved reserves, reclassifications to proved reserves and costs charged to expense:

	Three months ended March 31,
(in thousands)	2017	2016
Capitalized exploratory well costs at beginning of period	$164,996	$103,588
Additions pending determination of proved reserves	164,966	83,446
Reclassifications due to determination of proved reserves	(161,697)	(81,443)
Capitalized exploratory well costs at end of period	$168,265	$105,591

The following table sets forth capitalized exploratory well costs:

(in thousands)	March 31, 2017	December 31, 2016
Exploratory wells in progress (drilling rig not released)	$11,234	$14,531
Capitalized exploratory well costs capitalized for a period of one year or less	150,131	143,602
Capitalized exploratory well costs for a period greater than one year	6,900	6,863
Total capitalized exploratory well costs	$168,265	$164,996

At March 31, 2017, Energen had 55 gross exploratory wells either drilling or waiting on results from completion and testing, 51 of which were located in the Permian Basin. As of March 31, 2017 and December 31, 2016, the Company had two gross wells capitalized greater than a year. These wells are scheduled for completion during 2017.

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

The following table reflects the components of the change in Energen’s ARO balance:

(in thousands)
Balance as of December 31, 2016	$81,544
Liabilities incurred	470
Liabilities settled	(172)
Accretion expense	1,414
Balance as of March 31, 2017	$83,256

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides changes in the components of accumulated other comprehensive income (loss), net of the related income tax effects.

(in thousands)
Balance as of December 31, 2016	$1,405
Amounts reclassified from accumulated other comprehensive income (loss)	(69)
Balance as of March 31, 2017	$1,336

The following table provides details of the reclassifications out of accumulated other comprehensive income (loss).

	Three months ended
	March 31,
	2017	2016
(in thousands)	Amounts Reclassified		Line Item Where Presented
Pension and postretirement plans:
Prior service cost	$113	$125	General and administrative
Actuarial losses	(2)	(3,058)	General and administrative
Total pension and postretirement plans	111	(2,933)
Income tax expense (benefit)	(42)	1,121
Total reclassifications for the period, net of tax	$69	$(1,812)

13. ASSET IMPAIRMENT

Impairments recognized by Energen are presented below:

	Three months ended March 31,
(in thousands)	2017	2016
Permian Basin oil properties
Central Basin Platform	$1,096	$187,043
Delaware Basin	—	21,288
San Juan Basin properties	—	7,519
Permian Basin unproved leasehold properties	364	4,135
San Juan Basin unproved leasehold properties	—	40
Total asset impairments	$1,460	$220,025

Non-cash impairment writedowns are reflected in asset impairment on the consolidated statements of operations.

Permian Basin: During the first quarter of 2017, Energen recognized non-cash impairment writedowns in the Permian Basin of $1.1 million to adjust the carrying amount of these properties to their fair value. During the first quarter of 2016, Energen recognized non-cash impairment writedowns in the Permian Basin of $208.3 million to adjust the carrying amount of these properties to their fair value. We estimate future discounted cash flows in determining fair value using commodity assumptions, which are based on the commodity price curve for five years and then escalated at 3 percent through our assumed price cap. Our commodity price assumptions declined in the first quarter of 2016 by approximately 5 percent for oil and 4 percent for natural gas in comparable periods.

During the first quarter of 2017, Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties of $0.4 million. Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties in the Delaware Basin and the Central Basin Platform of $4.1 million in the first quarter of 2016.

San Juan Basin: During the first quarter of 2016, Energen recognized non-cash impairment writedowns on held for sale properties in the San Juan Basin of $7.5 million to adjust the carrying amount of these properties to their fair value.

14. ACQUISITION AND DISPOSITION OF PROPERTIES

During June, July and August of 2016, Energen completed a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico for an aggregate purchase price of $552 million. These transactions had closing dates of June 3, 7, 30, July 15 and August 9 of 2016 with various effective dates ranging from March 1, 2016 to June 30, 2016. Minor portions of the assets were transferred to other parties upon the exercise of preferential purchase rights under pre-existing joint operating agreements in the ordinary course of business. Pre-tax proceeds to Energen were approximately $532.6 million after purchase price adjustments of approximately $19 million related to the operations of the properties subsequent to the effective dates and other one-time adjustments including transfer payments and certain amounts due the buyer, but before consideration of transaction costs of approximately $5 million. Energen recognized pre-tax gains of $246 million on the sales. Energen used proceeds from the sale to fund ongoing operations.

During the three months ended March 31, 2017, Energen completed an estimated total of $157.8 million in various purchases and renewals of unproved acquisitions including approximately $111.9 million in the Delaware Basin and approximately $27.1 million in the Midland Basin for unproved leasehold and $18.8 million for mineral purchases in the Delaware Basin. Energen completed an estimated $7.6 million in various purchases and renewals of unproved leasehold largely in the Permian Basin during the three months ended March 31, 2016.

15. RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this update require that the service cost component of net periodic postretirement benefit expense be presented in the same statement of operations line item as other employee compensation costs, while the remaining components of net periodic postretirement benefit expense are to be presented outside operating income. The amendment is effective for annual periods beginning after December 15, 2017, and interim periods within those annual years.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. This update apples to all entities that are required to present a statement of cash flows. This update provides guidance on eight specific cash flow issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. This update will be effective for financial statements issued for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years with early adoption permitted. This update should be applied using the retrospective transition method. Adoption of this standard will only affect the presentation of the Company’s cash flows and is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which makes a number of changes meant to simplify and improve accounting for share-based payments. The amendment was effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this ASU effective January 1, 2017 did not have a material impact on our consolidated financial statements. Upon adoption of this new guidance, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in our consolidated statements of operations as a discrete item in the reporting period in which they occur. The presentation requirements for cash flows related to employee taxes paid for withheld shares were adjusted retrospectively. These cash outflows, which were historically presented as an operating activity, were classified as a financing activity under taxes paid for shares withheld on the consolidated statements of cash flows. The Company also had an approximate $169,000 decrease to retained earnings associated with our election to recognize forfeitures as they occur.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This update is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Companies may apply this update retrospectively or using a modified retrospective approach to adjust retained earnings. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which deferred the effective date of ASU No. 2014-09 to annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company expects to adopt using the modified retrospective method of adoption on January 1, 2018. We continue to evaluate the impact of this standard on our individual customer contracts, however, due to the short length of our revenue cycle, we do not expect and have not identified any significant impacts to our consolidated financial statements.

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

FINANCIAL AND OPERATING PERFORMANCE

Overview of First Quarter 2017 Results and Activities
Key results were as follows during the first quarter of 2017:

•	realized a 68.6 percent increase in commodity prices;

•	realized a 30.9 percent decline in general and administrative (G&A) expense;

•
hedged natural gas liquids of 34.65 MMGal at $0.64 per gallon and 45.36 MMGal at $0.59 per gallon for 2017 and 2018, respectively, and NYMEX three-way oil collars of 2,700 MBbl at $65.08/$50/$40 per barrel for 2018;

•	redeemed the $2.0 million of 7.40% Medium-term Notes, Series A, due July 24, 2017 and $5.0 million of 7.60% Medium-term Notes, Series A, due July 26, 2027 and

•
completed an estimated $157.8 million in various purchases and renewals of unproved acquisitions in the Permian Basin including approximately $111.9 million in the Delaware Basin and approximately $27.1 million in the Midland Basin for unproved leasehold and $18.8 million for mineral purchases in the Delaware Basin.

Quarter ended March 31, 2017 vs. quarter ended March 31, 2016
Energen had net income of $33.4 million ($0.34 per diluted share) for the three months ended March 31, 2017 as compared with a net loss of $203.1 million ($2.34 per diluted share) for the same period in the prior year. This increase in net income was primarily the result of:

•
non-cash impairments in 2016 on certain Permian Basin oil properties primarily in the Central Basin Platform (approximately $120.3 million after-tax) and the Delaware Basin (approximately $13.7 million after-tax);

•
increased year-over-year after-tax gains of $46.9 million on open derivatives (resulting from an after-tax $46.7 million non-cash gain on open derivatives for the first quarter of 2017 and an after-tax $0.2 million non-cash loss on open derivatives for the first quarter of 2016);

•	increased commodity prices (approximately $44.8 million after-tax);

•	decreased depreciation, depletion and amortization (DD&A) expense (approximately $12.7 million after-tax);

•	decreased G&A expense (approximately $5.9 million after-tax);

•	non-cash impairments in 2016 on certain held for sale properties in the San Juan Basin (approximately $4.8 million after-tax);

•	decreased oil, natural gas liquids and natural gas production expense (approximately $4.2 million after-tax) and

•	unproved leasehold writedowns in 2016 primarily on Permian Basin properties in the Delaware Basin and Central Basin Platform (approximately $2.7 million after-tax)

partially offset by:

•	decreased oil, natural gas liquids and natural gas production volumes (approximately $10.2 million after-tax);

•	period-over-period loss on closed derivatives (approximately $8.7 million after-tax);

•	increased exploration expense (approximately $2.2 million after-tax);

•	higher production and ad valorem taxes (approximately $1.1 million after-tax) and

•	non-cash impairments on certain Permian Basin oil properties primarily in the Central Basin Platform (approximately $0.7 million after-tax).

Outlook
Capital Estimate: Energen plans to continue investing in oil and natural gas production operations. In the 2017 year-to-date, Energen has invested approximately $384 million, including $159 million associated with acquisitions, on its oil and natural gas capital program. The total drilling and development capital for 2017 is estimated to range from $850 million to $900 million, primarily all of which is for existing properties and exploration. Included in total acquisitions/unproved leasehold are unproved leasehold acquisitions in the Delaware Basin of approximately $120 million and in the Midland Basin of approximately $27 million and $20 million for mineral purchases in the Delaware Basin.

Capital expenditures in the Permian Basin by area during 2017 are planned as follows:

(in millions)	2017
Midland Basin	$ 470-500
Delaware Basin	375-395
Central Basin, ARO, other	5
Drilling and development capital	850-900
Acquisitions/Unproved leasehold	167
Total	$ 1,017-1,067

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

Results of Operations
The following table summarizes information regarding our production and operating data.

	Three months ended
	March 31,
(in thousands, except sales price and per unit data)	2017	2016
Operating and production data
Oil, natural gas liquids and natural gas sales
Oil	$146,670	$102,157
Natural gas liquids	15,634	8,589
Natural gas	14,071	12,018
Total	$176,375	$122,764
Open non-cash mark-to-market gains (losses) on derivative instruments
Oil	$58,058	$(1,699)
Natural gas liquids	7,087	—
Natural gas	7,224	1,442
Total	$72,369	$(257)
Closed gains (losses) on derivative instruments
Oil	$(6,010)	$5,094
Natural gas liquids	(1,465)	—
Natural gas	(348)	618
Total	$(7,823)	$5,712
Total revenues	$240,921	$128,219
Production volumes
Oil (MBbl)	2,996	3,386
Natural gas liquids (MMgal)	33.7	40.0
Natural gas (MMcf)	5,730	7,446
Total production volumes (MBOE)	4,754	5,580
Average daily production volumes
Oil (MBbl/d)	33.3	37.2
Natural gas liquids (MMgal/d)	0.4	0.4
Natural gas (MMcf/d)	63.7	81.8
Total average daily production volumes (MBOE/d)	52.8	61.3
Average realized prices excluding effects of open non-cash mark-to-market derivative instruments
Oil (per barrel)	$46.95	$31.67
Natural gas liquids (per gallon)	$0.42	$0.21
Natural gas (per Mcf)	$2.39	$1.70
Average realized prices excluding effects of all derivatives instruments
Oil (per barrel)	$48.96	$30.17
Natural gas liquids (per gallon)	$0.46	$0.21
Natural gas (per Mcf)	$2.46	$1.61
Costs per BOE
Oil, natural gas liquids and natural gas production expenses	$8.68	$8.56
Production and ad valorem taxes	$2.70	$2.00
Depreciation, depletion and amortization	$20.96	$21.39
Exploration expense	$0.76	$0.04
General and administrative	$4.29	$5.29
Capital expenditures (including acquisitions)	$384,135	$124,088

Revenues: Our revenues fluctuate primarily as a result of realized commodity prices, production volumes and the value of our derivative contracts. Our revenues are predominantly derived from the sale of oil, natural gas liquids and natural gas.
In the first quarter of 2017, commodity sales rose $53.6 million or 43.7 percent from the same period of 2016. Particular factors impacting commodity sales include the following:

•
Oil volumes in the first quarter decreased 11.5 percent to 2,996 thousand barrels (MBbl) due to reduced production associated with a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico and normal declines in the Delaware Basin 3rd Bone Spring, the Central Basin Platform and the vertical Wolfberry in the Midland Basin. These declines were partially offset by new well performance from the Delaware Basin and Midland Basin horizontal well programs.

•	Average realized oil prices rose 62.3 percent to $48.96 per barrel during the three months ended March 31, 2017.

•
Natural gas liquids production for the current quarter declined 15.8 percent to 33.7 million gallons (MMgal). Reduced production related to the asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico and declines in the Midland Basin Wolfberry and the 3rd Bone Spring in the Delaware Basin were partially offset by new well performance from the Delaware Basin and Midland Basin horizontal well programs.

•	Average realized natural gas liquids prices rose 119 percent to an average price of $0.46 per gallon during the first quarter of 2017.

•
Natural gas production decreased 23 percent to 5.7 billion cubic feet (Bcf) in the first quarter. This decrease was primarily due to the sale of natural gas assets in the San Juan Basin and lower natural gas production from the Midland Basin horizontal well program, the 3rd Bone Spring in the Delaware Basin and the vertical Wolfberry in the Midland Basin partially offset by production increases in the Delaware Basin horizontal well program.

•	Average realized natural gas prices increased 52.8 percent to $2.46 per thousand cubic feet (Mcf) during the three months ended March 31, 2017.

Realized prices exclude the effects of derivative instruments.

Gains on derivative instruments were $64.5 million in the first quarter of 2017 compared to gains of $5.5 million in the same period of 2016. Our earnings are significantly affected by the changes of our derivative instruments. Increases or decreases in the expected commodity price outlook generally result in the opposite effect on the fair value of our derivatives. However, these gains and losses are generally expected to be offset by the unhedged price on the related commodities.
Oil, natural gas liquids and natural gas production expense: The following table provides the components of our oil, natural gas liquids and natural gas production expenses:

	Three months ended
	March 31,
(in thousands, except per unit data)	2017	2016
Lease operating expenses	$27,230	$32,394
Workover and repair costs	12,748	11,724
Marketing and transportation	1,310	3,609
Total oil, natural gas liquids and natural gas production expense	$41,288	$47,727
Oil, natural gas liquids and natural gas production expense per BOE	$8.68	$8.56

Energen had oil, natural gas liquids and natural gas production expense of $41.3 million during the three months ended March 31, 2017, as compared to $47.7 million during the same period in 2016. Lease operating expense may be positively or negatively impacted by property acquisitions and dispositions and also generally reflects year-over-year increases in the number of active wells resulting from Energen’s ongoing development and exploratory activities. Overall lease operating expense was positively impacted in the year-to-date by the prior year sale of certain non-core Permian Basin assets and the San Juan Basin.

•
Lease operating expense declined $5.2 million for the quarter largely due to decreased water disposal costs (approximately $1.6 million), decreased non-operated costs (approximately $1.1 million), lower chemical and treatment costs (approximately $1.1 million) and lower equipment rental costs (approximately $0.9 million). On a per unit basis, the average lease operating expense for the current quarter was $5.73 per barrel of oil equivalent (BOE) as compared to $5.81 per BOE in the same period a year ago.

Workover and repair costs increased approximately $1 million in the three months ended March 31, 2017 primarily due to higher incidence of well failures and repairs resulting from storm damage at our facilities.

In the three months ended March 31, 2017, marketing and transportation costs decreased $2.3 million. The year-to-date decline was primarily due to lower natural gas volumes as a result of the prior year sale of certain San Juan Basin natural gas assets.

Production and ad valorem taxes: The following table provides a detail of our production and ad valorem taxes:

	Three months ended
	March 31,
(in thousands, except per unit data)	2017	2016
Production taxes	$8,654	$6,516
Ad valorem taxes	4,166	4,654
Total production and ad valorem tax expense	$12,820	$11,170
Total production and ad valorem tax expense per BOE	$2.70	$2.00

Production and ad valorem taxes were $12.8 million during the three months ended March 31, 2017, as compared to $11.2 million during the same period in 2016. In the current quarter, production-related taxes were $2.1 million higher with approximately $3.1 million attributed to increased commodity market prices partially offset by approximately $1 million associated with lower production volumes. Commodity market prices exclude the effects of derivative instruments for purposes of determining production taxes. Ad valorem taxes decreased $0.5 million in the quarter.

Depreciation, depletion and amortization: Energen’s DD&A expense for the quarter fell $19.7 million. The average depletion rate for the current quarter was $20.96 per BOE as compared to $21.39 per BOE in the same period a year ago. The decrease in the current quarter per unit depletion rate which contributed approximately $2 million to the decrease in DD&A expense was largely due to lower rates resulting from asset impairments partially offset by prior year property sales. Lower production volumes reduced DD&A expense approximately $17 million for the quarter.

Asset impairment: Non-cash impairment writedowns are reflected in asset impairment on the consolidated statements of operations.

Permian Basin: During the first quarter of 2017, Energen recognized non-cash impairment writedowns in the Permian Basin of $1.1 million to adjust the carrying amount of these properties to their fair value. During the first quarter of 2016, Energen recognized non-cash impairment writedowns in the Permian Basin of $208.3 million to adjust the carrying amount of these properties to their fair value. We estimate future discounted cash flows in determining fair value using commodity assumptions, which are based on the commodity price curve for five years and then escalated at 3 percent through our assumed price cap. Our commodity price assumptions declined in the first quarter of 2016 by approximately 5 percent for oil and 4 percent for natural gas in comparable periods.

During the first quarter of 2017, Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties in the Delaware and Midland basins of $0.4 million. In the first quarter of 2016, Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties in the Delaware Basin and the Central Basin Platform of $4.1 million.

San Juan Basin: During the first quarter of 2016, Energen recognized non-cash impairment writedowns on held for sale properties in the San Juan Basin of $7.5 million to adjust the carrying amount of these properties to their fair value.

Exploration: The following table provides a detail of our exploration expense:

	Three months ended
	March 31,
(in thousands, except per unit data)	2017	2016
Geological and geophysical	$3,468	$24
Dry hole costs	—	16
Delay rentals and other	168	202
Total exploration expense	$3,636	$242
Total exploration expense per BOE	$0.76	$0.04

Exploration expense increased $3.4 million in the first quarter of 2017 primarily due to higher seismic costs.

General and administrative: The following table provides details of our G&A expense:

	Three months ended
	March 31,
(in thousands, except per unit data)	2017	2016
General and administrative	$4,494	$4,665
Benefit and performance-based compensation costs	5,472	7,067
Labor costs	10,433	17,793
Total general and administrative expense	$20,399	$29,525
Total general and administrative expense per BOE	$4.29	$5.29

Total G&A expense decreased $9.1 million for the three months ended March 31, 2017 largely due to decreased labor and lower costs from Energen’s benefit and performance-based compensation plans. Charges associated with the workforce reduction of $4.0 million were included in labor costs for the three months ended March 31, 2016. There were no pension costs included in benefit and performance-based compensation plans costs for the three months ended March 31, 2017 as compared to $3.3 million (all of which was settlement expense) during the same period in 2016.

(Gain) loss on sale of assets and other: Energen had gains on the sale of assets and other of $1.2 million and losses of $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

Interest expense: Interest expense decreased $0.9 million in the first quarter of 2017. Lower interest in the quarter was primarily due to decreased borrowings under our syndicated credit facility resulting from proceeds on prior year asset sales along with reduced interest related to the January 2017 redemption of the $2.0 million of 7.40% Medium-term Notes, Series A, due July 24, 2017 and $5.0 million of 7.60% Medium-term Notes, Series A, due July 26, 2027.

Income tax expense (benefit): Income tax expense increased $127.9 million for the three months ended March 31, 2017 largely due to higher pre-tax income.

FINANCIAL POSITION AND LIQUIDITY

Cash Flow
The key drivers impacting our cash flow from operations are our oil, natural gas liquids and natural gas production volumes and realized commodity market prices, net of the effects of settlements on our derivative commodity instruments. We rely on our cash flows from operations and existing cash at March 31, 2017 to fund our capital spending plans and working capital requirements. Cash flows will be supplemented, as needed, by borrowings under our syndicated credit facility.

Net cash provided by operating activities: Net cash provided by operating activities for the three months ended March 31, 2017 was $55.9 million as compared to $23.7 million for the same period of 2016. Net income in 2017 was impacted overall by the increased price environment partially offset by lower production volumes (including the impact of asset sales). Also affecting net income were certain non-cash charges, including deferred income taxes and the change in derivative fair value. Energen’s working capital was influenced by commodity prices and the timing of payments and recoveries.

Net cash used in investing activities: Net cash used in investing activities for the three months ended March 31, 2017 was $343.1 million as compared to $145.0 million for the same period of 2016. Energen incurred on a cash basis $343 million in capital expenditures including $184 million largely related to the development of oil and natural gas properties and $159 million primarily related to unproved leasehold acquisitions.

Net cash provided by (used in) financing activities: Net cash used in financing activities for the three months ended March 31, 2017 was $10.2 million as compared to net cash provided by financing activities of $155.8 million for the same period of 2016. Net cash used in financing activities in the year-to-date 2017 was primarily due to the redemption of $2.0 million of 7.40% Medium-term Notes, Series A, due July 24, 2017 and $5.0 million of 7.60% Medium-term Notes, Series A, due July 26, 2027.

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

We engage in derivative risk management activities, as discussed below, in order to reduce the risk associated with commodity price fluctuations. Commodity hedges in place for 2017 and 2018 will help mitigate some of the commodity price volatility. See Item 3. Quantitative and Qualitative Disclosures about Market Risk, for a full detail of our hedged volumes.

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

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net gain position with twelve of our active counterparties and in a net loss position with the remaining two at March 31, 2017. Energen has policies in place to limit hedging to not more than 80 percent of our estimated annual production; however, Energen’s credit facility contains a covenant which operates to limit hedging at a lower threshold in certain circumstances.

See Note 3, Fair Value Measurements, in the Condensed Notes to Unaudited Consolidated Financial Statements for information regarding our policies on fair value measurement.

Credit Facility and Working Capital
At March 31, 2017, we had $88.7 million of cash on hand and $1.05 billion of committed financing available under our syndicated credit facility. On September 2, 2014, Energen entered into a five-year syndicated secured credit facility with domestic and foreign lenders. On October 25, 2016, the borrowing and aggregate commitments base was reaffirmed at $1.05 billion with no changes in association with the semi-annual redetermination required under the agreement. On April 21, 2017, the borrowing base was increased to $1.4 billion. The aggregate commitment under the credit facility did not change and remains at $1.05 billion. Energen’s obligations under the syndicated credit facility are unconditionally guaranteed by Energen Resources. To finance our operations, working capital and capital spending, we expect to use internally generated cash flow from operations supplemented by our existing five-year syndicated credit facility. As discussed in Note 14, Acquisition and Disposition of Properties, in the Condensed Notes to Unaudited Consolidated Financial Statements, during 2016, Energen completed a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico for an aggregate purchase price of $552 million.

Access to capital is an integral part of Energen’s business plan. During the first quarter of 2016, Energen issued 18,170,000 additional shares of common stock and received net proceeds of approximately $381.1 million, after deducting offering expenses. Energen may also issue long-term debt and additional equity periodically to replace short-term obligations, enhance liquidity and provide for permanent financing. As of March 31, 2017, the Company has no outstanding amounts under its revolving credit facility. While we expect to have ongoing access to our credit facility and capital markets, continued access could be adversely affected by current and future economic and business conditions and possible credit rating downgrades.

Our debt facilities are subject to certain financial and non-financial covenants as discussed in Note 4, Long-Term Debt, in the Condensed Notes to Unaudited Consolidated Financial Statements. The financial covenants of the credit facility require Energen to maintain a ratio of total debt to consolidated income before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and other noncash income and expenses (EBITDAX) less than or equal to 4.0 to 1.0; to maintain a ratio of consolidated current assets (adjusted to include amounts available for borrowings and exclude non-cash derivative instruments) to consolidated current liabilities (adjusted to exclude maturities under the credit facility and non-cash derivative instruments) greater than or equal to 1.0 to 1.0; and, during certain periods, to maintain a ratio of the net present value of proved reserves of our oil and natural gas properties to consolidated total debt greater than or equal to 1.50 to 1.0. We are also bound by covenants which limit our ability to incur additional indebtedness, make certain distributions or alter our corporate structure. Energen may not pay dividends during an event of default, if the payment would result in an event of default or if availability is less than 10 percent of the loan limit under the credit facility. Our credit facility also limits our ability to enter into commodity hedges based on projected production volumes. In addition, the terms of our credit facility limit the amount we can borrow to a borrowing base amount which is determined by our lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria including commodity price outlook. The borrowing base amount is subject to redetermination semi-annually and for event-driven unscheduled redeterminations. Our next scheduled redetermination is October 1, 2017.

As of March 31, 2017, we were in compliance with our covenants and expect to maintain compliance during the remainder of 2017. However, in future periods, factors including those outside of our control may prevent us from maintaining compliance with the financial and non-financial covenants, including our total debt to EBITDAX covenant. Such factors may include commodity price declines, lack of liquidity in property and capital markets and our continuing ability to execute on our business plan. In the event that we are unable to remain in compliance with our financial and non-financial covenants, we would seek covenant relief at a scheduled redetermination date or at an interim date, as appropriate. However, no assurances can be given with respect to such relief. If any such covenant violations are not waived by the lenders such violation would result in an event of default that could trigger acceleration of payment of the amounts outstanding under credit facilities and long term note agreements. Additionally, the lenders could refuse to make additional loans under the credit facility, take possession of any collateral, and exercise other remedies or rights that may be available to them, all of which could have a material adverse effect on the business and financial condition of the Company.

At March 31, 2017, Energen reported negative working capital of $75.7 million arising from current liabilities of $308.7 million exceeding current assets of $233.0 million. Working capital at Energen was influenced by accrued capital costs and long-term debt due within one year partially offset by cash on hand arising from prior year proceeds from asset sales. Energen has $7.6 million in current assets and $8.3 million in current liabilities associated with its derivative financial instruments at March 31, 2017.

Workforce Reduction
On January 22, 2016 and March 18, 2016, we reduced our workforce as part of an overall plan to reduce costs and better align our workforce with the needs of our business in light of current oil and natural gas commodity prices. In connection with the reductions, we incurred charges of approximately $5.0 million during 2016 for one-time termination benefits which are included in general and administrative expense on the consolidated statements of operations.

Equity Offering and Shares Issued
During the first quarter of 2016, Energen issued 18,170,000 additional shares of common stock through a public equity offering. We received net proceeds of approximately $381.1 million, after deducting offering expenses. Net proceeds from this offering was used to repay borrowings under our credit facility and for general corporate purposes.

The following table provides a detail of shares issued by Energen:

(in thousands)	March 31, 2017	December 31, 2016
Shares outstanding	97,188	97,075
Treasury stock*	3,122	3,064
Shares issued	100,310	100,139
*Excludes 69,057 shares and 61,845 shares held in the 1997 Deferred Compensation Plan at March 31, 2017 and December 31, 2016, respectively.

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

Contractual Cash Obligations
In the course of ordinary business activities, Energen enters into a variety of contractual cash obligations and other commitments. There have been no material changes to the contractual cash obligations of the Company since December 31, 2016.

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

Energen Resources appealed the Order in 2011 and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order and Energen Resources appealed the Revised Order. In the Revised Order, ONRR ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. At ONRR’s request the Revised Order was also remanded in August 2015. On April 15, 2016 ONRR issued its Second Revised Order. The Second Revised Order directs Energen Resources to pay additional royalties of $189,000, replacing the previous demand of $129,700. Energen had previously estimated that application of the ONRR position to all of the Company’s federal leases would result in ONRR claims up to approximately $24 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen plans to appeal and vigorously contest the Second Revised Order, the predecessor orders and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of March 31, 2017.

Critical Accounting Policies and Estimates
We consider accounting policies related to our accounting for oil and natural gas producing activities and related proved reserves, asset impairments, derivatives and asset retirement obligations as critical accounting policies. These policies are summarized in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2016. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used.

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

Certain impairments were recognized during the first quarter of 2017 as discussed under Asset Impairments in our Results of Operations. We estimate a further decline in our price assumptions by 10 percent from March 31, 2017 prices (assuming all other assumptions are held constant) would result in no additional expense. Other assumptions such as operating costs, transportation costs, well and reservoir performance, severance tax rates and ad valorem taxes, operating and development plans may change given an assumed 10 percent commodity price decline. However, we are unable to estimate their correlation to the price change and these other assumptions may worsen or partially mitigate some of the estimated impairment.

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

•	the market prices of oil, natural gas liquids and natural gas;

•	our derivative risk management/hedging arrangements;

•	production and reserve levels;

•	valuation of our proved reserves;

•	drilling risks;

•	our market concentration in the Permian Basin of west Texas and New Mexico;

•	economic and competitive conditions;

•	the availability of capital resources;

•	supply and demand for oil, natural gas liquids and natural gas;

•	occurrence of property acquisitions or divestitures;

•	changes to federal, state and local laws and regulations;

•	regulatory initiatives related to hydraulic fracturing and water usage;

•	impairment of our proved and unproved oil and natural gas properties;

•	counterparty credit-worthiness;

•	inflation rates;

•	the availability of goods and serves;

•	security threats, including cybersecurity issues;

•	the securities or capital markets and related risks such as general credit, liquidity, market and interest-rate risks; and

•
the other factors, risks and uncertainties that are disclosed (i) under Part 1, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016; (ii) in our news releases; (iii) under Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, and Item 3. Quantitative and Qualitative Disclosures about Market Risk in this Quarterly Report on Form 10-Q; (iv) under Part 2, Item 1A. Risk Factors in our Quarterly Reports on Form 10-Q; and (v) in other filings we make with the Securities and Exchange Commission.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2016, and the information contained herein should be read in conjunction with the related disclosures in our Annual Report on Form 10-K for the year ended December 31, 2016.

We are exposed to various market risks including commodity price risk, counterparty credit risk and interest rate risk. We seek to manage these risks through our risk management program which often includes the use of derivative instruments. We do not enter into derivative or other financial instruments for speculative or trading purposes.

Commodity price risk: Energen’s major market risk exposure is in the pricing applicable to its oil, natural gas liquids and natural gas production. Historically, prices received for oil, natural gas liquids and natural gas production have been volatile due to world and national supply-and-demand factors, seasonal weather patterns and general economic conditions. Crude oil prices also are affected by quality differentials, by worldwide political developments and by actions of the Organization of the Petroleum Exporting Countries. Basis differentials, like the underlying commodity prices, can be volatile because of regional supply-and-demand factors, including seasonal factors and the availability and price of transportation to consuming areas. As impacted by such commodity price volatility during the first quarter of 2017, our average realized oil prices rose 62.3 percent to $48.96 per barrel, average realized natural gas liquids prices increased 119 percent to an average price of $0.46 per gallon and average realized natural gas prices increased 52.8 percent to $2.46 per Mcf.

We periodically enter into derivative commodity instruments to hedge our exposure to price fluctuations on oil, natural gas liquids and natural gas production. Such instruments may include over-the-counter swaps and basis swaps typically executed with investment and commercial banks and energy-trading firms.

As of March 31, 2017 (except as noted), Energen had entered into the following transactions for the remainder of 2017 and subsequent years:

Production Period	Description	Total Hedged Volumes		Average Contract Price	Fair Value (in thousands)
Oil
2017	NYMEX Swaps	5,040	MBbl	$50.13 Bbl	$1,514
	NYMEX Three-Way Collars	3,600	MBbl		(8,260)
	Ceiling sold price (call)			$62.18 Bbl
	Floor purchased price (put)			$45.00 Bbl
	Floor sold price (put)			$35.00 Bbl
2018	NYMEX Three-Way Collars	5,940	MBbl		10,262
	Ceiling sold price (call)			$65.05 Bbl
	Floor purchased price (put)			$50.00 Bbl
	Floor sold price (put)			$40.00 Bbl
	NYMEX Three-Way Collars	1,440	MBbl		*
	Ceiling sold price (call)			$58.90 Bbl
	Floor purchased price (put)			$50.00 Bbl
	Floor sold price (put)			$40.00 Bbl
Oil Basis Differential
2017	WTI/WTI Basis Swaps	7,560	MBbl	$(0.64) Bbl	4,538
2018	WTS/WTI Basis Swaps	3,240	MBbl	$(1.12) Bbl	806
Natural Gas Liquids
2017	Liquids Swaps	62.4	MMGal	$0.57 Gal	(945)
2018	Liquids Swaps	75.6	MMGal	$0.60 Gal	1,165
		30.2	MMGal	$0.59 Gal	*
Natural Gas
2017	Basin Specific Swaps - Permian	11.4	Bcf	$2.85 Mcf	(21)

2017	NYMEX Swaps	0.9	Bcf	$3.29 Mcf	(59)
2018	Basin Specific Swaps - Permian	3.6	Bcf	$2.56 Mcf	*
Natural Gas Basis Differential
2017	Permian Swaps	0.9	Bcf	$(0.29) Mcf	130
Derivative contracts (closed but not cash settled)					(567)
Total					$8,563
WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing
*Contracts entered into subsequent to March 31, 2017

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

Interest rate risk: Our interest rate exposure as of March 31, 2017 primarily relates to our syndicated credit facility with variable interest rates. There was no outstanding credit facility balance as of March 31, 2017. All long-term debt obligations, other than our credit facility, were at fixed rates at March 31, 2017.

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

ITEM 1A. RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans**
January 1, 2017 - January 31, 2017	11,272	*	$54.81	—	3,373,161
February 1, 2017 - February 28, 2017	46,626	*	54.25	—	3,373,161
March 1, 2017 - March 31, 2017	324	*	53.94	—	3,373,161
Total	58,222		$54.36	—	3,373,161
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
ended March 31, 2017 are formatted in XBRL

*Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGEN CORPORATION

May 9, 2017	By	/s/ J. T. McManus, II
J. T. McManus, II Chairman, Chief Executive Officer and President of Energen Corporation

May 9, 2017	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr. Vice President, Chief Financial Officer and Treasurer of Energen Corporation

May 9, 2017	By	/s/ Russell E. Lynch, Jr.
Russell E. Lynch, Jr. Vice President and Controller of Energen Corporation