Form 10-Q
period 2017-06-30
ENERGEN CORP
filed 2017-08-08
CIK 277595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _______________

Commission file number 1-7810
Energen Corporation
(Exact name of registrant as specified in its charter)

Alabama	63-0757759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

605 Richard Arrington Jr. Boulevard North, Birmingham, Alabama	35203-2707
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code
(205) 326-2700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding
12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of each of the registrant’s classes of common stock as of July 31, 2017.

Energen Corporation	$0.01 par value	97,197,175

ENERGEN CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	June 30, 2017	December 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$498	$386,093
Accounts receivable, net	104,359	73,322
Inventories, net	18,263	14,222
Derivative instruments	39,063	50
Income tax receivable	301	27,153
Prepayments and other	4,410	5,071
Total current assets	166,894	505,911
Property, Plant and Equipment
Oil and natural gas properties, successful efforts method
Proved properties	8,024,501	7,543,464
Unproved properties	430,079	196,888
Less accumulated depreciation, depletion and amortization	(3,940,837)	(3,723,669)
Oil and natural gas properties, net	4,513,743	4,016,683
Other property and equipment, net	45,241	44,869
Total property, plant and equipment, net	4,558,984	4,061,552
Other postretirement assets	3,595	3,619
Noncurrent derivative instruments	9,534	—
Other assets	7,725	8,741
TOTAL ASSETS	$4,746,732	$4,579,823

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	June 30, 2017	December 31, 2016

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Long-term debt due within one year	$17,000	$24,000
Accounts payable	65,770	65,031
Accrued taxes	12,734	7,252
Accrued wages and benefits	15,709	25,089
Accrued capital costs	95,509	79,988
Revenue and royalty payable	48,332	51,217
Derivative instruments	481	65,467
Other	17,778	20,160
Total current liabilities	273,313	338,204
Long-term debt	659,158	527,443
Asset retirement obligations	84,867	81,544
Deferred income taxes	532,605	495,888
Noncurrent derivative instruments	502	3,006
Other long-term liabilities	8,545	13,136
Total liabilities	1,558,990	1,459,221
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, cumulative, $0.01 par value, 5,000,000 shares authorized	—	—
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 100,311,561 shares and 100,138,797 shares issued at June 30, 2017 and December 31, 2016, respectively	1,003	1,001
Premium on capital stock	1,380,310	1,372,569
Retained earnings	1,941,218	1,878,503
Accumulated other comprehensive income, net of tax
Postretirement plans	1,267	1,405
Deferred compensation plan	2,727	2,261
Treasury stock, at cost; 3,192,058 shares and 3,125,715 shares at June 30, 2017 and December 31, 2016, respectively	(138,783)	(135,137)
Total shareholders’ equity	3,187,742	3,120,602
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,746,732	$4,579,823

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2017	2016	2017	2016

Revenues
Oil, natural gas liquids and natural gas sales	$218,723	$171,637	$395,098	$294,401
Gain (loss) on derivative instruments, net	38,101	(65,872)	102,647	(60,417)
Total revenues	256,824	105,765	497,745	233,984
Operating Costs and Expenses
Oil, natural gas liquids and natural gas production	43,909	42,840	85,197	90,567
Production and ad valorem taxes	13,218	11,265	26,038	22,435
Depreciation, depletion and amortization	121,549	117,035	221,201	236,397
Asset impairment	29	—	1,489	220,025
Exploration	1,998	1,520	5,634	1,762
General and administrative (including stock based compensation of $3,191 and $5,504 for the three months ended June 30, 2017 and 2016, respectively, and $6,388 and $7,975 for the six months ended June 30, 2017 and 2016, respectively)	19,792	23,548	40,191	53,073
Accretion of discount on asset retirement obligations	1,443	1,779	2,857	3,536
(Gain) loss on sale of assets and other	172	(161,097)	(1,003)	(160,875)
Total operating costs and expenses	202,110	36,890	381,604	466,920
Operating Income (Loss)	54,714	68,875	116,141	(232,936)
Other Income (Expense)
Interest expense	(9,145)	(9,038)	(18,111)	(18,871)
Other income	45	63	428	159
Total other expense	(9,100)	(8,975)	(17,683)	(18,712)
Income (Loss) Before Income Taxes	45,614	59,900	98,458	(251,648)
Income tax expense (benefit)	16,133	23,141	35,574	(85,291)
Net Income (Loss)	$29,481	$36,759	$62,884	$(166,357)

Diluted Earnings Per Average Common Share	$0.30	$0.38	$0.64	$(1.81)
Basic Earnings Per Average Common Share	$0.30	$0.38	$0.65	$(1.81)
Diluted Average Common Shares Outstanding	97,693	97,389	97,648	91,850
Basic Average Common Shares Outstanding	97,189	97,067	97,165	91,850

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016

Net Income (Loss)	$29,481	$36,759	$62,884	$(166,357)
Other comprehensive income (loss):
Pension and postretirement plans:
Amortization of prior service cost, net of tax of ($42), ($42), ($86) and ($89), respectively	(71)	(71)	(141)	(149)
Amortization of net loss, including settlement charges, net of tax of $0, $0, $2 and $1,168, respectively	2	—	3	1,890
Current period change in fair value of pension and postretirement plans, net of tax of ($6) in 2016	—	—	—	(9)
Total pension and postretirement plans	(69)	(71)	(138)	1,732
Comprehensive Income (Loss)	$29,412	$36,688	$62,746	$(164,625)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six months ended June 30, (in thousands)	2017	2016

Operating Activities
Net income (loss)	$62,884	$(166,357)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	221,201	236,397
Asset impairment	1,489	220,025
Accretion of discount on asset retirement obligations	2,857	3,536
Deferred income taxes	36,801	(93,018)
Change in derivative fair value	(110,735)	64,159
(Gain) loss on sale of assets	298	(161,110)
Stock-based compensation expense	6,388	7,975
Exploration, including dry holes	—	16
Other, net	(3,012)	3,558
Net change in:
Accounts receivable	(31,037)	35,415
Inventories	(4,041)	(876)
Accounts payable	(4,437)	(14,181)
Accrued taxes/income tax receivable	32,334	19,259
Pension contributions	(59)	(14,546)
Other current assets and liabilities	(13,578)	(16,989)
Net cash provided by operating activities	197,353	123,263
Investing Activities
Additions to oil and natural gas properties	(466,508)	(228,204)
Acquisitions	(237,459)	(27,765)
Proceeds (payments) on the sale of assets, net	(301)	285,497
Net cash provided by (used in) investing activities	(704,268)	29,528
Financing Activities
Issuance of common stock, net	—	381,219
Taxes paid for shares withheld	(3,180)	(2,438)
Reduction of long-term debt	(7,000)	—
Net change in credit facility	131,500	(222,500)
Tax benefit on stock compensation	—	(455)
Net cash provided by financing activities	121,320	155,826
Net change in cash and cash equivalents	(385,595)	308,617
Cash and cash equivalents at beginning of period	386,093	1,272
Cash and cash equivalents at end of period	$498	$309,889

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

The following tables detail the offsetting of derivative assets and liabilities as well as the fair values of derivatives on the balance sheets:

(in thousands)	June 30, 2017
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments
Assets
Derivative instruments	$43,352	$(4,289)	$39,063	$—	$—	$39,063
Noncurrent derivative instruments	12,936	(3,402)	9,534	—	—	9,534
Total derivative assets	56,288	(7,691)	48,597	—	—	48,597
Liabilities
Derivative instruments	4,770	(4,289)	481	—	—	481
Noncurrent derivative instruments	3,904	(3,402)	502	—	—	502
Total derivative liabilities	8,674	(7,691)	983	—	—	983
Total derivatives	$47,614	$—	$47,614	$—	$—	$47,614

(in thousands)	December 31, 2016
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments
Assets
Derivative instruments	$1,756	$(1,706)	$50	$—	$—	$50
Liabilities
Derivative instruments	67,173	(1,706)	65,467	—	—	65,467
Noncurrent derivative instruments	3,006	—	3,006	—	—	3,006
Total derivative liabilities	70,179	(1,706)	68,473	—	—	68,473
Total derivatives	$(68,423)	$—	$(68,423)	$—	$—	$(68,423)

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net gain position with thirteen of our active counterparties and in a net loss position with the remaining one at June 30, 2017. The three largest counterparty net gain positions at June 30, 2017, PNC Bank, National Association, J.P. Morgan Ventures Energy Corporation and J Aron and Company, constituted approximately $6.4 million, $6.0 million and $5.1 million, respectively, of Energen’s total net gain on fair value of derivatives.

The following table details the effect of open and closed derivative commodity instruments not designated as hedging instruments on the statements of operations:

(in thousands)	Location on Statements of Operations	Three months ended June 30, 2017	Three months ended June 30, 2016
Gain (loss) recognized in income on derivatives	Gain (loss) on derivative instruments, net	$38,101	$(65,872)

(in thousands)	Location on Statements of Operations	Six months ended June 30, 2017	Six months ended June 30, 2016
Gain (loss) recognized in income on derivatives	Gain (loss)on derivative instruments, net	$102,647	$(60,417)

As of June 30, 2017, Energen had entered into the following transactions for the remainder of 2017 and subsequent years:

Production Period	Description	Total Hedged Volumes		Weighted Average Contract Price
Oil
2017	NYMEX Swaps	4,020	MBbl	$50.68 Bbl
	NYMEX Three-Way Collars	2,400	MBbl
	Ceiling sold price (call)			$62.18 Bbl
	Floor purchased price (put)			$45.00 Bbl
	Floor sold price (put)			$35.00 Bbl
2018	NYMEX Three-Way Collars	12,060	MBbl
	Ceiling sold price (call)			$60.19 Bbl
	Floor purchased price (put)			$46.12 Bbl
	Floor sold price (put)			$36.12 Bbl
Oil Basis Differential
2017	WTI/WTI Basis Swaps	5,550	MBbl	$(0.66) Bbl
2018	WTI/WTI Basis Swaps	5,760	MBbl	$(1.12) Bbl
Natural Gas Liquids
2017	Liquids Swaps	41.6	MMGal	$0.57 Gal
2018	Liquids Swaps	105.8	MMGal	$0.59 Gal
Natural Gas
2017	Basin Specific Swaps - Permian	7.8	Bcf	$2.85 Mcf
2017	NYMEX Swaps	0.9	Bcf	$3.29 Mcf
2018	Basin Specific Swaps - Permian	3.6	Bcf	$2.56 Mcf
Natural Gas Basis Differential
2017	Permian Swaps	0.9	Bcf	$(0.29) Mcf
WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing

As of June 30, 2017, the maximum term over which Energen has hedged exposures to the variability of cash flows is through December 31, 2018.

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

Level 1 -	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 -	Pricing inputs other than quoted prices in active markets included within Level 1, which are either directly or indirectly observable through correlation with market data as of the reporting date and

Level 3 -
Pricing that requires inputs that are both significant and unobservable to the calculation of the fair value measure. The fair value measure represents estimates of the assumptions that market participants would use in pricing the asset or liability. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.

No transfers between fair value hierarchy levels occurred during the three months and six months ended June 30, 2017.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Energen classifies the fair value of multiple derivative instruments executed under master netting arrangements as net derivative assets and liabilities. The following fair value hierarchy tables present information about Energen’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2017
(in thousands)	Level 2	Level 3	Total
Assets:
Derivative instruments	$33,437	$5,626	$39,063
Noncurrent derivative instruments	7,587	1,947	9,534
Total assets	41,024	7,573	48,597
Liabilities:
Derivative instruments	481	—	481
Noncurrent derivative instruments	574	(72)	502
Total liabilities	1,055	(72)	983
Net derivative asset	$39,969	$7,645	$47,614

	December 31, 2016
(in thousands)	Level 2	Level 3	Total
Assets:
Derivative instruments	$50	$—	$50
Liabilities:
Derivative instruments	57,927	7,540	65,467
Noncurrent derivative instruments	1,694	1,312	3,006
Total liabilities	59,621	8,852	68,473
Net derivative liability	$(59,571)	$(8,852)	$(68,423)

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

Level 3 Fair Value Instruments: Energen prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its Level 3 instruments. We estimate that a 10 percent increase or decrease in commodity prices would result in an approximate $6.8 million change in the fair value of open Level 3 derivative contracts and to our results of operations.

The table below sets forth a summary of changes in the fair value of Energen’s Level 3 derivative commodity instruments as follows:

	Three months ended
	June 30,
(in thousands)	2017	2016
Balance at beginning of period	$5,574	$(8,154)
Realized gains (losses)	417	(1,398)
Unrealized gains (losses) relating to instruments held at the reporting date*	1,876	(2,496)
Settlements during period	(222)	1,398
Balance at end of period	$7,645	$(10,650)

	Six months ended
	June 30,
(in thousands)	2017	2016
Balance at beginning of period	$(8,852)	$(16,059)
Realized losses	(2,845)	(6,916)
Unrealized gains relating to instruments held at the reporting date*	16,301	5,409
Settlements during period	3,041	6,916
Balance at end of period	$7,645	$(10,650)
*Includes $3.1 million and $11.0 million in gains for the three months and six months ended June 30, 2017, respectively. Includes $3.7 million and $6.1 million in losses for the three months and six months ended June 30, 2016, respectively.

The table below sets forth quantitative information about Energen’s Level 3 fair value measurements of derivative commodity instruments as follows:

(in thousands, except price data)	Fair Value as of June 30, 2017	Valuation Technique*	Unobservable Input*	Range
Oil Basis - WTI/WTI
2017	$3,087	Discounted Cash Flow	Forward Basis	($1.34 - $1.26) Bbl
2018	$(387)	Discounted Cash Flow	Forward Basis	($1.07 - $1.04) Bbl
Natural Gas Liquids
2017	$393	Discounted Cash Flow	Forward Basis	$0.57 Gal
2018	$4,552	Discounted Cash Flow	Forward Basis	$0.55 Gal
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

These assumptions are classified as Level 3 fair value measurements. See Note 13, Asset Impairment, for impairments recognized by Energen during the three months and six months ended June 30, 2017 and 2016.
Financial Instruments not Carried at Fair Value
The stated value of cash and cash equivalents, short-term investments, accounts receivable (net of allowance), and short-term debt approximates fair value due to the short maturity of the instruments. The Company invested in certain short-term investments that qualify and were classified as cash and cash equivalents. Energen had allowance for doubtful accounts of $0.6 million at both June 30, 2017 and December 31, 2016, respectively. The fair value of Energen’s long-term debt, including the current portion, was approximately $690.5 million and $559.9 million and had a carrying value of $678.5 million and $554.0 million at June 30, 2017 and December 31, 2016, respectively. The fair values are based on market prices of similar debt issues having the same remaining maturities, redemption terms and credit rating. Short-term debt is classified as a Level 1 fair value measurement and long-term debt is classified as a Level 2 fair value measurement.

4. LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016
Credit facility, due August 30, 2019	$131,500	$—
7.40% Medium-term Notes, Series A, due July 24, 2017	—	2,000
7.36% Medium-term Notes, Series A, due July 24, 2017	15,000	15,000
7.23% Medium-term Notes, Series A, due July 28, 2017	2,000	2,000
7.32% Medium-term Notes, Series A, due July 28, 2022	20,000	20,000
7.60% Medium-term Notes, Series A, due July 26, 2027	—	5,000
7.35% Medium-term Notes, Series A, due July 28, 2027	10,000	10,000
7.125% Medium-term Notes, Series B, due February 15, 2028	100,000	100,000
4.625% Notes, due September 1, 2021	400,000	400,000
Total	678,500	554,000
Less amounts due within one year	17,000	24,000
Less unamortized debt discount	374	387
Less unamortized debt issuance costs	1,968	2,170
Total	$659,158	$527,443

The aggregate maturities of Energen’s long-term debt outstanding at June 30, 2017 are as follows:

(in thousands)
Remaining 2017	2018	2019	2020	2021	2022 and thereafter
$17,000	$—	$131,500	$—	$400,000	$130,000

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

Upon an uncured event of default under the credit facility, all amounts owing under the credit facility, if any, depending on the nature of the event of default will automatically, or may upon notice by the administrative agent or the requisite lenders thereunder, become immediately due and payable and the lenders may terminate their commitments under the defaulted facility. Energen was in compliance with the terms of its credit facility as of June 30, 2017.

The following is a summary of information relating to Energen’s credit facility:

(in thousands)	June 30, 2017	December 31, 2016
Credit facility outstanding	$131,500	$—
Available for borrowings	918,500	1,050,000
Total borrowing commitments	$1,050,000	$1,050,000

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Maximum amount outstanding at any month-end	$131,500	$—	$131,500	$214,500
Average daily amount outstanding	$47,484	$374	$23,887	$67,654
Weighted average interest rates based on:
Average daily amount outstanding	2.38%	1.72%	2.38%	1.72%
Amount outstanding at period-end	2.44%	—%	2.44%	—%

The following is a summary of information relating to Energen’s interest expense:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Interest expense	$9,145	$9,038	$18,111	$18,871
Amortization of debt issuance costs related to long-term debt, including our credit facility*	$830	$827	$1,673	$1,653
Capitalized interest*	$—	$47	$—	$47
Commitment fees*	$774	$831	$1,561	$1,780
*Included in Energen’s total interest expense. At June 30, 2017, Energen paid commitment fees on the unused portion of the available credit facility at a current annual rate of 30 basis points.

5. RECONCILIATION OF EARNINGS PER SHARE (EPS)

	Three months ended			Three months ended
(in thousands, except per share amounts)	June 30, 2017			June 30, 2016
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS	$29,481	97,189	$0.30	$36,759	97,067	$0.38
Effect of dilutive securities
Stock options		24			11
Non-vested restricted stock		287			184
Performance share awards		193			127
Diluted EPS	$29,481	97,693	$0.30	$36,759	97,389	$0.38

	Six months ended			Six months ended
(in thousands, except per share amounts)	June 30, 2017			June 30, 2016
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic EPS	$62,884	97,165	$0.65	$(166,357)	91,850	$(1.81)
Effect of dilutive securities
Stock options		26			—
Non-vested restricted stock		275			—
Performance share awards		182			—
Diluted EPS	$62,884	97,648	$0.64	$(166,357)	91,850	$(1.81)

In periods of loss, shares that otherwise would have been included in diluted average common shares outstanding are excluded. The Company had 247,066 of excluded shares for the six months ended June 30, 2016.

Energen had the following shares that were excluded from the computation of diluted EPS, as inclusion would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Stock options	539	539	539	709
Non-vested restricted stock	6	3	6	43
Performance share awards	139	—	139	—

6. EQUITY OFFERING

During the first quarter of 2016, Energen issued 18,170,000 additional shares of common stock through a public equity offering. We received net proceeds of approximately $381.1 million, after deducting offering expenses. Net proceeds from this offering were used to repay borrowings under our credit facility and for general corporate purposes.

7. STOCK COMPENSATION

Stock Incentive Plan
Restricted Stock: The Stock Incentive Plan provides for the grant of restricted stock and restricted stock units (restricted stock awards) which have been valued based on the quoted market price of Energen’s common stock at the date of grant. Restricted stock awards vest within three years from grant date. A summary of restricted stock award activity during the six months ended June 30, 2017 is presented below:

	Shares	Weighted Average Price
Nonvested at December 31, 2016	325,643	$44.44
Restricted stock units granted	124,659	52.45
Vested	(38,000)	70.00
Forfeited	(2,669)	44.31
Nonvested at June 30, 2017	409,633	$44.51

Performance Share Awards: In addition, the Stock Incentive Plan provides for the grant of performance share awards to eligible employees based on predetermined Energen performance criteria at the end of an award period. The Stock Incentive Plan provides that payment of earned performance share awards be made in the form of Energen common stock. Performance share awards are valued using the Monte Carlo model which uses historical volatility and other assumptions to estimate the probability of satisfying the market condition of the award and have a three-year vesting period. A summary of performance share award activity during the six months ended June 30, 2017 is presented below:

	Shares	Weighted Average Price
Nonvested at December 31, 2016	336,442	$57.03
Granted (two-year vesting period)	3,116	$96.54
Granted (three-year vesting period)	137,084	66.89
Vested and paid	(59,530)	93.52
Forfeited	(2,937)	45.61
Nonvested at June 30, 2017	414,175	$55.43

Stock Repurchase Program
During the three months and six months ended June 30, 2017, Energen had non-cash purchases of approximately $15,000 and $3.2 million, respectively, of Energen common stock in conjunction with tax withholdings on other stock compensation and our non-qualified deferred compensation plan. Energen had non-cash purchases of Energen common stock of $19,000 and $2.4 million during the three months and six months June 30, 2016. Energen utilized internally generated cash flows in payment of the related tax withholdings.

8. EMPLOYEE BENEFIT PLANS

Pension Plans
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

Energen’s non-qualified supplemental retirement plans were terminated effective December 31, 2014. Distributions under the plans were partially made in the first quarter of 2015 with the remainder of approximately $14.5 million paid in the first quarter of 2016. The Company expects to make no additional benefit payments with respect to the termination of the non-qualified supplemental retirement plans. Certain annuities associated with our non-qualified supplemental retirement plans remain of approximately $1.0 million and $1.1 million and are included in other current liabilities and other long-term liabilities on the consolidated balance sheets at June 30, 2017 and December 31, 2016, respectively. In the first quarter of 2016, Energen incurred a settlement charge of $3.3 million for the payment of lump sums from the non-qualified supplemental retirement plans.

Postretirement Benefit Plans
Energen provides certain postretirement health care and life insurance benefits for all employees hired prior to January 1, 2010. These postretirement healthcare and life insurance benefits are available upon reaching normal retirement age while working for Energen. The components of net periodic postretirement benefit income for Energen’s postretirement benefit plan were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$18	$24	$35	$47
Interest cost	57	52	113	118
Expected long-term return on assets	(62)	(69)	(124)	(180)
Prior service cost amortization	(114)	(113)	(227)	(238)
Actuarial loss amortization	2	—	5	—
Settlement charge	—	—	—	45
Curtailment gain	—	—	—	(816)
Net periodic income	$(99)	$(106)	$(198)	$(1,024)

There are no required contributions to the postretirement benefit plan during 2017. In the first quarter of 2016, Energen incurred a curtailment gain of $0.8 million in connection with the reduction in workforce.

9. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Under various agreements for third-party gathering, treatment, transportation or other services, Energen is committed to deliver minimum production volumes or to pay certain costs in the event the minimum quantities are not delivered. These delivery commitments are approximately 3.4 million barrels of oil equivalent (MMBOE) through October 2020.

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

On November 4, 2015, Energen Resources filed a quiet title action against Endeavor Energy Resources, L.P. (Endeavor) in the District Court of Howard County, Texas, to remove a cloud on the title to approximately 10,000 acres leased by Energen Resources in that county. Energen Resources believes the cloud on title arises from a prior, unreleased but partially terminated oil and gas lease covering the leased lands. The trial judge ruled with respect to the acreage not held by production that Endeavor’s lease terminated prior to the date Energen Resources entered into its lease. In November 2016, the trial judge entered a final judgment to that effect and that judgement has been appealed by Endeavor.

Environmental Matters: Various environmental laws and regulations apply to the operations of Energen and Energen Resources. Historically, the cost of environmental compliance has not materially affected our financial position, results of operations or cash flows. New regulations, enforcement policies, claims for damages or other events could result in significant unanticipated costs.

During January 2014, Energen Resources responded to a General Notice and Information Request from the Environmental Protection Agency regarding the Reef Environmental Site (the Site) in Sylacauga, Talladega County, Alabama. The letter identifies Energen Resources as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 for the cleanup of the Site. In 2008, Energen hired a third party to transport approximately 3,000 gallons of non-hazardous wastewater to Reef Environmental for wastewater treatment. Reef Environmental ceased operating its wastewater treatment system in 2010. Because it used Reef Environmental only one time for a small volume of non-hazardous wastewater, Energen Resources has not accrued a liability for cleanup of the Site.

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

Energen Resources appealed the Order in 2011 and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order and Energen Resources appealed the Revised Order. In the Revised Order, ONRR ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. At ONRR’s request the Revised Order was also remanded in August 2015. On April 15, 2016 ONRR issued its Second Revised Order. The Second Revised Order directs Energen Resources to pay additional royalties of $189,000, replacing the previous demand of $129,700. Energen estimates that application of the ONRR position to all of the Company’s federal leases would result in ONRR claims up to approximately $24 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen is contesting the Second Revised Order, the predecessor orders and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of June 30, 2017.

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

The following table sets forth capitalized exploratory well costs and includes additions pending determination of proved reserves, reclassifications to proved reserves and costs charged to expense:

	Three months ended June 30,
(in thousands)	2017	2016
Capitalized exploratory well costs at beginning of period	$168,265	$105,591
Additions pending determination of proved reserves	170,737	78,457
Reclassifications due to determination of proved reserves	(197,601)	(146,610)
Capitalized exploratory well costs at end of period	$141,401	$37,438

	Six months ended June 30,
(in thousands)	2017	2016
Capitalized exploratory well costs at beginning of period	$164,996	$103,588
Additions pending determination of proved reserves	335,703	161,903
Reclassifications due to determination of proved reserves	(359,298)	(228,053)
Capitalized exploratory well costs at end of period	$141,401	$37,438

The following table sets forth capitalized exploratory well costs:

(in thousands)	June 30, 2017	December 31, 2016
Exploratory wells in progress (drilling rig not released)	$15,224	$14,531
Capitalized exploratory well costs capitalized for a period of one year or less	126,177	143,602
Capitalized exploratory well costs for a period greater than one year	—	6,863
Total capitalized exploratory well costs	$141,401	$164,996

At June 30, 2017, Energen had 51 gross exploratory wells either drilling or waiting on results from completion and testing, all of which were located in the Permian Basin. As of June 30, 2017, the Company had no wells capitalized greater than a year. As of December 31, 2016, the Company had two gross wells capitalized greater than a year, which were completed during 2017.

11. ASSET RETIREMENT OBLIGATIONS

Energen’s asset retirement obligations (ARO) primarily relate to the future plugging, abandonment and reclamation of wells and facilities. We recognize a liability for the fair value of the ARO in the periods incurred. The ARO fair value liability is determined by calculating the present value of the estimated future cash outflows, adjusted for inflation, we expect to incur to plug, abandon and reclaim our producing properties at the end of their productive lives, and is recognized on a discounted basis incorporating an estimate of performance risk specific to Energen. Subsequent to initial measurement, liabilities are accreted to their present value and capitalized costs are depreciated over the estimated useful lives of the related assets. Upon settlement of the liability, Energen may recognize a gain or loss for differences between estimated and actual settlement costs.

The following table reflects the components of the change in Energen’s ARO balance:

(in thousands)
Balance as of December 31, 2016	$81,544
Liabilities incurred	758
Liabilities settled	(292)
Accretion expense	2,857
Balance as of June 30, 2017	$84,867

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides changes in the components of accumulated other comprehensive income (loss), net of the related income tax effects.

(in thousands)
Balance as of December 31, 2016	$1,405
Amounts reclassified from accumulated other comprehensive income (loss)	(138)
Balance as of June 30, 2017	$1,267

The following table provides details of the reclassifications out of accumulated other comprehensive income (loss).

	Three months ended
	June 30,
	2017	2016
(in thousands)	Amounts Reclassified		Line Item Where Presented
Postretirement plans:
Prior service cost	$113	$113	General and administrative
Actuarial losses	(2)	—	General and administrative
Total postretirement plans	111	113
Income tax benefit	(42)	(42)
Total reclassifications for the period, net of tax	$69	$71

	Six months ended
	June 30,
	2017	2016
(in thousands)	Amounts Reclassified		Line Item Where Presented
Pension and postretirement plans:
Prior service cost	$227	$238	General and administrative
Actuarial losses	(5)	(3,058)	General and administrative
Total pension and postretirement plans	222	(2,820)
Income tax expense (benefit)	(84)	1,079
Total reclassifications for the period, net of tax	$138	$(1,741)

13. ASSET IMPAIRMENT

Impairments recognized by Energen are presented below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Permian Basin oil properties
Central Basin Platform	$—	$—	$1,096	$187,043
Delaware Basin	—	—	—	21,288
San Juan Basin properties	—	—	—	7,519
Permian Basin unproved leasehold properties	29	—	393	4,135
San Juan Basin unproved leasehold properties	—	—	—	40
Total asset impairments	$29	$—	$1,489	$220,025

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

In the year-to-date 2017, Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties of $0.4 million. Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties in the Delaware Basin and the Central Basin Platform of $4.1 million in the first quarter of 2016.

San Juan Basin: During the first quarter of 2016, Energen recognized non-cash impairment writedowns on held for sale properties in the San Juan Basin of $7.5 million to adjust the carrying amount of these properties to their fair value.

14. ACQUISITION AND DISPOSITION OF PROPERTIES

During the six months ended June 30, 2017, Energen completed an estimated total of $235.6 million in various purchases and renewals of unproved acquisitions including approximately $185.9 million in the Delaware Basin and approximately $30.9 million in the Midland Basin for unproved leasehold and $18.8 million for mineral purchases in the Delaware Basin. During the six months ended June 30, 2016, Energen completed an estimated $27.2 million in various purchases and renewals of unproved leasehold largely in the Permian Basin.

During June, July and August of 2016, Energen completed a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico for an aggregate purchase price of $552 million. These transactions had closing dates of June 3, 7, 30, July 15 and August 9 of 2016 with various effective dates ranging from March 1, 2016 to June 30, 2016. Minor portions of the assets were transferred to other parties upon the exercise of preferential purchase rights under pre-existing joint operating agreements in the ordinary course of business. Pre-tax proceeds to Energen were approximately $532.5 million after purchase price adjustments of approximately $19 million related to the operations of the properties subsequent to the effective dates and other one-time adjustments including transfer payments and certain amounts due the buyer, but before consideration of transaction costs of approximately $5 million. Energen recognized total net pre-tax gains of approximately $246 million on the sales. Energen used proceeds from the sale to fund ongoing operations. For the six months ended June 30, 2017, included in the net (gain) loss on sale of assets and other, Energen recognized post-closing adjustment losses of $0.2 million on these sales. For the six months ended June 30, 2016, Energen recognized pre-tax gains of $161.1 million on the sales closed through June 30, 2016.

15. RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2017-09, Stock Compensation - Scope of Modification Accounting. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendment is effective for annual periods beginning after December 15, 2017, and interim periods within those annual years. This amendment is not expected to have a material impact to the Company’s financial position or results of operations.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this update require that the service cost component of net periodic postretirement benefit expense be presented in the same statement of operations line item as other employee compensation costs, while the remaining components of net periodic postretirement benefit expense are to be presented outside operating income. The amendment is effective for annual periods beginning after December 15, 2017, and interim periods within those annual years.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. This update apples to all entities that are required to present a statement of cash flows. This update provides guidance on eight specific cash flow issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. This update will be effective for financial statements issued for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years with early adoption permitted. This update will be applied using the retrospective transition method. Adoption of this standard will only affect the presentation of the Company’s cash flows and is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This update is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Companies may apply this update retrospectively or using a modified retrospective approach to adjust retained earnings. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which deferred the effective date of ASU No. 2014-09 to annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company expects to adopt this standard using the modified retrospective method of adoption on January 1, 2018. We continue to evaluate the impact of this standard on our individual customer contracts; however, due to the short length of our revenue cycle, we do not expect and have not identified any significant impacts to our consolidated financial statements.

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

Overview of Second Quarter 2017 Results and Activities
Key results were as follows during the second quarter of 2017:

•	realized higher commodity prices including an 8 percent increase in oil prices to $44.54 per barrel and a 47 percent increase in natural gas prices to $2.29 per thousand cubic feet (Mcf);

•	generated 13 percent higher production to 6,596 thousand barrels of oil equivalent (MBOE), including a 15 percent increase in oil and natural gas liquids production to 5,330 MBOE;

•	recognized per unit declines of 26 percent and 9 percent in general and administrative (G&A) expense and oil, natural gas liquids and natural gas production expense, respectively;

•
hedged natural gas liquids of 30.2 million gallons (MMgal) at $0.59 per gallon for 2018, NYMEX three-way oil collars of 6,120 thousand barrels (MBbl) at $55.47/$42.35/$32.35 per barrel for 2018 and natural gas basin specific - Permian swaps of 3.6 billion cubic feet (Bcf) at $2.56 per Mcf for 2018 and

•
completed an estimated $77.9 million in various purchases and renewals of unproved acquisitions in the Permian Basin including approximately $73.0 million in the Delaware Basin and approximately $4.8 million in the Midland Basin for unproved leasehold.

Key results were as follows during the six months ended June 30, 2017:

•	realized higher commodity prices including a 30 percent increase in oil prices to $46.40 per barrel and a 48 percent increase in natural gas prices to $2.36 per Mcf;

•
produced 11,350 MBOE in the current year-to-date as compared to 11,421 MBOE in the prior year-to-date, which included production in the prior year-to-date associated with sold properties of 1,561 MBOE;

•	recognized per unit declines of 24 percent and 5 percent in G&A expense and oil, natural gas liquids and natural gas production expense, respectively;

•
hedged natural gas liquids of 34.65 MMgal at $0.64 per gallon and 75.6 MMgal at $0.59 per gallon for 2017 and 2018, respectively, NYMEX three-way oil collars of 8,820 MBbl at $58.41/$44.69/$34.69 per barrel for 2018 and natural gas basin specific - Permian swaps of 3.6 Bcf at $2.56 per Mcf for 2018;

•	redeemed the $2.0 million of 7.40% Medium-term Notes, Series A, due July 24, 2017 and $5.0 million of 7.60% Medium-term Notes, Series A, due July 26, 2027 and

•
completed an estimated $235.6 million in various purchases and renewals of unproved acquisitions in the Permian Basin including approximately $185.9 million in the Delaware Basin and approximately $30.9 million in the Midland Basin for unproved leasehold and $18.8 million for mineral purchases in the Delaware Basin.

FINANCIAL AND OPERATING PERFORMANCE

Quarter ended June 30, 2017 vs. quarter ended June 30, 2016
Energen had net income of $29.5 million ($0.30 per diluted share) for the three months ended June 30, 2017 as compared with net income of $36.8 million ($0.38 per diluted share) for the same period in the prior year. This change in net income was primarily the result of:

•
increased year-over-year after-tax gains of $63.2 million on open derivatives (resulting from an after-tax $24.1 million non-cash gain on open derivatives for the second quarter of 2017 and an after-tax $39.1 million non-cash loss on open derivatives for the second quarter of 2016);

•	increased oil, natural gas liquids and natural gas production volumes (approximately $16.1 million after-tax);

•	increased commodity prices (approximately $14.3 million after-tax);

•	period-over-period gain on closed derivatives (approximately $3.9 million after-tax) and

•	decreased G&A expense (approximately $2.4 million after-tax)

more than offset by:

•	gain in the second quarter of 2016 on a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas (approximately $103 million after-tax);

•	increased depreciation, depletion and amortization (DD&A) expense (approximately $2.9 million after-tax);

•	higher production and ad valorem taxes (approximately $1.3 million after-tax) and

•	increased oil, natural gas liquids and natural gas production expense (approximately $0.7 million after-tax).

Six months ended June 30, 2017 vs. six months ended June 30, 2016
Energen had net income of $62.9 million ($0.64 per diluted share) for the six months ended June 30, 2017 as compared with net loss of $166.4 million ($1.81 per diluted share) for the same period in the prior year. This increase in net income was primarily the result of:

•
non-cash impairments in 2016 on certain Permian Basin oil properties primarily in the Central Basin Platform (approximately $120.3 million after-tax) and the Delaware Basin (approximately $13.7 million after-tax);

•
increased year-over-year after-tax gains of $110.1 million on open derivatives (resulting from an after-tax $70.8 million non-cash gain on open derivatives for the first six months of 2017 and an after-tax $39.3 million non-cash loss on open derivatives for the first six months of 2016);

•	increased commodity prices (approximately $62.8 million after-tax);

•	decreased DD&A expense (approximately $9.8 million after-tax);

•	decreased G&A expense (approximately $8.3 million after-tax);

•	non-cash impairments in 2016 on certain held for sale properties in the San Juan Basin (approximately $4.8 million after-tax);

•	increased oil and natural gas liquids production volumes (approximately $3.6 million after-tax);

•	decreased oil, natural gas liquids and natural gas production expense (approximately $3.5 million after-tax) and

•	unproved leasehold writedowns in 2016 primarily on Permian Basin properties in the Delaware Basin and Central Basin Platform (approximately $2.7 million after-tax)

partially offset by:

•	gain in the second quarter of 2016 on a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas (approximately $103 million after-tax);

•	period-over-period loss on closed derivatives (approximately $4.9 million after-tax);

•	increased exploration expense (approximately $2.5 million after-tax);

•	higher production and ad valorem taxes (approximately $2.3 million after-tax);

•	lower natural gas production volumes (approximately $1.4 million after-tax) and

•	non-cash impairments on certain Permian Basin oil properties primarily in the Central Basin Platform (approximately $0.7 million after-tax).

Outlook
Capital Estimate: Energen plans to continue investing in oil and natural gas production operations. In the 2017 year-to-date, Energen has invested approximately $720 million, including $237 million associated with acquisitions, on its oil and natural gas capital program. The total drilling and development capital for 2017 is estimated to range from $850 million to $900 million, primarily all of which is for existing properties and exploration. Included in total acquisitions/unproved leasehold are unproved leasehold acquisitions in the Delaware Basin of approximately $185.9 million and in the Midland Basin of approximately $30.9 million and $18.8 million for mineral purchases in the Delaware Basin.

Capital expenditures in the Permian Basin by area during 2017 are planned as follows:

(in millions)	2017
Midland Basin	$ 470-490
Delaware Basin	375-405
Central Basin, ARO, other	5
Drilling and development capital	850-900
Acquisitions/Unproved leasehold*	237
Total	$ 1,087-1,137
*Includes approximately $2 million of proved property acquisitions.

To finance our capital spending, we expect to use cash flow from operations supplemented by our existing syndicated credit facility. Capital spending is required to offset declines in production and proved oil and natural gas reserves. Future success in maintaining and growing reserves and production is highly dependent on the results of our drilling program and our ability to add reserves economically during a challenging market for crude oil and natural gas.

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

Results of Operations
The following table summarizes information regarding our production and operating data.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except sales price and per unit data)	2017	2016	2017	2016
Operating and production data
Oil, natural gas liquids and natural gas sales
Oil	$182,701	$146,360	$329,371	$248,517
Natural gas liquids	18,634	13,928	34,268	22,517
Natural gas	17,388	11,349	31,459	23,367
Total	$218,723	$171,637	$395,098	$294,401
Open non-cash mark-to-market gains (losses) on derivative instruments
Oil	$31,067	$(54,729)	$89,125	$(56,428)
Natural gas liquids	4,530	—	11,617	—
Natural gas	1,737	(5,896)	8,961	(4,454)
Total	$37,334	$(60,625)	$109,703	$(60,882)
Closed gains (losses) on derivative instruments
Oil	$152	$(6,297)	$(5,858)	$(1,203)
Natural gas liquids	(80)	—	(1,545)	—
Natural gas	695	1,050	347	1,668
Total	$767	$(5,247)	$(7,056)	$465
Total revenues	$256,824	$105,765	$497,745	$233,984
Production volumes
Oil (MBbl)	4,102	3,558	7,098	6,944
Natural gas liquids (MMgal)	51.6	44.8	85.3	84.8
Natural gas (MMcf)	7,596	7,296	13,326	14,742
Total production volumes (MBOE)	6,596	5,841	11,350	11,421
Average daily production volumes
Oil (MBbl/d)	45.1	39.1	39.2	38.2
Natural gas liquids (MMgal/d)	0.6	0.5	0.5	0.5
Natural gas (MMcf/d)	83.5	80.2	73.6	81.0
Total average daily production volumes (MBOE/d)	72.5	64.2	62.7	62.8
Average realized prices excluding effects of open non-cash mark-to-market derivative instruments
Oil (per barrel)	$44.58	$39.37	$45.58	$35.62
Natural gas liquids (per gallon)	$0.36	$0.31	$0.38	$0.27
Natural gas (per Mcf)	$2.38	$1.70	$2.39	$1.70
Average realized prices excluding effects of all derivatives instruments
Oil (per barrel)	$44.54	$41.14	$46.40	$35.79
Natural gas liquids (per gallon)	$0.36	$0.31	$0.40	$0.27
Natural gas (per Mcf)	$2.29	$1.56	$2.36	$1.59
Costs per BOE
Oil, natural gas liquids and natural gas production expenses	$6.66	$7.34	$7.51	$7.93
Production and ad valorem taxes	$2.00	$1.93	$2.29	$1.96
Depreciation, depletion and amortization	$18.43	$20.04	$19.49	$20.70
Exploration expense	$0.30	$0.26	$0.50	$0.15
General and administrative	$3.00	$4.03	$3.54	$4.65
Capital expenditures (including acquisitions)	$336,111	$92,962	$720,246	$217,050

Revenues: Our revenues fluctuate primarily as a result of realized commodity prices, production volumes and the value of our derivative contracts. Our revenues are predominantly derived from the sale of oil, natural gas liquids and natural gas.
In the second quarter of 2017, commodity sales rose $47.1 million or 27.4 percent from the same period of 2016. In the year-to-date 2017, commodity sales increased $100.7 million or 34.2 percent from the same period of 2016. Particular factors impacting commodity sales include the following:

•
Oil volumes in the second quarter increased 15.3 percent to 4,102 MBbl due to new well performance from the Delaware Basin and Midland Basin horizontal well programs. The increases were partially offset by reduced production associated with a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico and normal declines in the Delaware Basin 3rd Bone Spring, the Central Basin Platform and the vertical Wolfberry in the Midland Basin. For the year-to-date, oil volumes rose 2.2 percent to 7,098 MBbl due to new well performance from the Delaware Basin and Midland Basin horizontal well programs largely offset by reduced production associated with the series of asset sales and normal declines in the Delaware Basin 3rd Bone Spring, the Central Basin Platform and the vertical Wolfberry in the Midland Basin.

•
Average realized oil prices rose 8.3 percent to $44.54 per barrel during the three months ended June 30, 2017. Average realized oil prices increased 29.6 percent to $46.40 per barrel during the six months ended June 30, 2017.

•
Natural gas liquids production for the current quarter rose 15.2 percent to 51.6 MMgal. Increased production related to new well performance from the Delaware Basin and Midland Basin horizontal well programs was partially offset by reduced production related to the asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico and declines in the Midland Basin Wolfberry and the 3rd Bone Spring in the Delaware Basin. For the year-to-date, natural gas liquids production rose slightly to 85.3 MMgal primarily due as new well performance was largely offset by asset sales and normal declines.

•
Average realized natural gas liquids prices rose 16.1 percent to an average price of $0.36 per gallon during the second quarter of 2017. Average realized natural gas liquids prices increased 48.1 percent to an average price of $0.40 per gallon during the six months ended June 30, 2017.

•
Natural gas production increased 4.1 percent to 7.6 Bcf in the second quarter. This increase was primarily due to production increases in the Delaware Basin and Midland Basin horizontal well programs partially offset by the sale of natural gas assets in the San Juan Basin and lower natural gas production from the 3rd Bone Spring in the Delaware Basin and the vertical Wolfberry in the Midland Basin. For the six months ended June 30, 2017, natural gas production fell 9.6 percent to 13.3 Bcf largely due to the sale of natural gas assets in the San Juan Basin and lower natural gas production from the 3rd Bone Spring in the Delaware Basin and the vertical Wolfberry in the Midland Basin partially offset by production increases in the Delaware Basin horizontal well program.

•
Average realized natural gas prices increased 46.8 percent to $2.29 per Mcf during the three months ended June 30, 2017. For the current year-to-date, average realized natural gas prices rose 48.4 percent to $2.36 per Mcf.

Realized prices exclude the effects of derivative instruments.

Gains on derivative instruments were $38.1 million in the second quarter of 2017 compared to losses of $65.9 million in the same period of 2016. Gains on derivative instruments were $102.6 million the six months ended June 30, 2017 compared to losses of $60.4 million in the same period of 2016. Our earnings are significantly affected by the changes of our derivative instruments. Increases or decreases in the expected commodity price outlook generally result in the opposite effect on the fair value of our derivatives. However, these gains and losses are generally expected to be offset by the unhedged price on the related commodities.

Oil, natural gas liquids and natural gas production expense: The following table provides the components of our oil, natural gas liquids and natural gas production expenses:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per unit data)	2017	2016	2017	2016
Lease operating expenses	$30,048	$28,793	$57,277	$61,188
Workover and repair costs	12,245	11,387	24,994	23,111
Marketing and transportation	1,616	2,660	2,926	6,268
Total oil, natural gas liquids and natural gas production expense	$43,909	$42,840	$85,197	$90,567
Oil, natural gas liquids and natural gas production expense per BOE	$6.66	$7.34	$7.51	$7.93

Energen had oil, natural gas liquids and natural gas production expense of $43.9 million and $85.2 million during the three months and six months ended June 30, 2017, respectively, as compared to $42.8 million and $90.6 million during the same periods in 2016. Lease operating expense may be positively or negatively impacted by property acquisitions and dispositions and also generally reflects year-over-year increases in the number of active wells resulting from Energen’s ongoing development and exploratory activities. Overall lease operating expense was positively impacted in the year-to-date by the prior year sale of certain non-core Permian Basin assets and the San Juan Basin.

•
Lease operating expense rose $1.3 million for the quarter largely due to increased water disposal costs (approximately $2.7 million) and higher gathering costs (approximately $1.7 million) partially offset by reduced equipment rental costs (approximately $1 million), decreased producing overhead costs (approximately $0.6 million), lower chemical and treatment costs (approximately $0.5 million) and decreased electrical costs (approximately $0.4 million). On a per unit basis, the average lease operating expense for the current quarter was $4.56 per barrel of oil equivalent (BOE) as compared to $4.93 per BOE in the same period a year ago.

•
In the year-to-date, lease operating expense declined $3.9 million largely due to lower equipment rental costs (approximately $1.9 million), lower chemical and treatment costs (approximately $1.6 million), decreased non-operated costs (approximately $1.4 million), reduced producing overhead costs (approximately $1.3 million) and decreased labor costs (approximately $0.7) partially offset by additional gathering costs (approximately $2.3 million) and increased water disposal costs (approximately $1.1 million). On a per unit basis, the average lease operating expense for the six months ended June 30, 2017 was $5.05 per BOE as compared to $5.36 per BOE in the same period a year ago.

Workover and repair costs increased approximately $0.9 million and $1.9 million in the three months and six months ended June 30, 2017, respectively.

In the three months ended June 30, 2017, marketing and transportation costs decreased $1 million and $3.3 million in the year-to-date primarily due to lower natural gas volumes as a result of the prior year sale of certain San Juan Basin natural gas assets.

Production and ad valorem taxes: The following table provides a detail of our production and ad valorem taxes:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per unit data)	2017	2016	2017	2016
Production taxes	$10,781	$8,894	$19,435	$15,410
Ad valorem taxes	2,437	2,371	6,603	7,025
Total production and ad valorem tax expense	$13,218	$11,265	$26,038	$22,435
Total production and ad valorem tax expense per BOE	$2.00	$1.93	$2.29	$1.96

Production and ad valorem taxes were $13.2 million and $26.0 million during the three months and six months ended June 30, 2017, respectively, as compared to $11.3 million and $22.4 million during the same periods in 2016. In the current quarter, production-

related taxes were $1.9 million higher with approximately $1.2 million attributed to higher production volumes and approximately $0.7 million associated with increased commodity market prices. In the year-to-date, production-related taxes were $4 million higher with approximately $4.1 million associated with increased commodity market prices partially offset by approximately $0.1 million associated with lower overall production volumes. Commodity market prices exclude the effects of derivative instruments for purposes of determining production taxes. Ad valorem taxes increased $0.1 million in the current quarter and decreased $0.4 million year-to-date.

Depreciation, depletion and amortization: Energen’s DD&A expense for the quarter rose $4.5 million and declined $15.2 million year-to-date. The average depletion rate for the current quarter was $18.43 per BOE as compared to $20.04 per BOE in the same period a year ago. Higher production volumes in the quarter increased DD&A expense by approximately $15 million which was partially offset by lower per unit depletion rates of approximately $10.3 million. For the six months ended June 30, 2017, the average depletion rate was $19.49 per BOE as compared to $20.70 per BOE in the same period a year ago. In the year-to-date, lower per unit depletion rates contributed approximately $13.5 million to the decrease in DD&A expense. Lower net production volumes also contributed approximately $1.5 million to the year-to-date decline in DD&A expense.

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

In the year-to-date 2017, Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties of $0.4 million. Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties in the Delaware Basin and the Central Basin Platform of $4.1 million in the first quarter of 2016.

San Juan Basin: During the first quarter of 2016, Energen recognized non-cash impairment writedowns on held for sale properties in the San Juan Basin of $7.5 million to adjust the carrying amount of these properties to their fair value.

Exploration: The following table provides a detail of our exploration expense:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per unit data)	2017	2016	2017	2016
Geological and geophysical	$1,973	$1,452	$5,441	$1,476
Dry hole costs	—	—	—	16
Delay rentals and other	25	68	193	270
Total exploration expense	$1,998	$1,520	$5,634	$1,762
Total exploration expense per BOE	$0.30	$0.26	$0.50	$0.15

Exploration expense increased $0.5 million in the second quarter of 2017 and $3.9 million year-to-date primarily due to higher seismic costs.

General and administrative: The following table provides details of our G&A expense:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per unit data)	2017	2016	2017	2016
General and administrative	$4,996	$3,595	$9,490	$8,260
Benefit and performance-based compensation costs	6,031	9,510	11,504	16,286
Labor costs	8,765	10,443	19,197	28,527
Total general and administrative expense	$19,792	$23,548	$40,191	$53,073
Total general and administrative expense per BOE	$3.00	$4.03	$3.54	$4.65

Total G&A expense decreased $3.8 million for the three months ended June 30, 2017 largely due to lower costs from Energen’s benefit and performance-based compensation plans and decreased labor partially offset by increased professional services. G&A expense declined $12.9 million for the year-to-date primarily due to decreased labor and lower costs from Energen’s benefit and performance-based compensation plans. Charges associated with the workforce reduction of $5.0 million were included in labor costs for the six months ended June 30, 2016. There were no pension costs included in benefit and performance-based compensation plans costs for the three months ended June 30, 2017 and 2016. There were no pension costs included in benefit and performance-based compensation plans costs for the six months ended June 30, 2017 as compared to $3.3 million (all of which was settlement expense) during the same period in 2016.

(Gain) loss on sale of assets and other: Energen had losses on the sale of assets and other of $0.2 million and gains on the sale of assets and other of $1.0 million for the three months and six months ended June 30, 2017, respectively. For the three months and six months ended June 30, 2016, Energen had gains on the sale of assets and other of $161.1 million and $160.9 million, respectively.

Through June 30, 2016, Energen completed a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas for an aggregate purchase price of $294 million. These transactions had closing dates of June 3, 7 and 30 of 2016 with various effective dates ranging from March 1, 2016 to June 30, 2016. Pre-tax proceeds to Energen were approximately $284.8 million after purchase price adjustments of approximately $9.6 million related to the operations of the properties subsequent to the effective dates and other one-time adjustments including transfer payments and certain amounts due the buyer, but before consideration of transaction costs of approximately $2.5 million. For the six months ended June 30, 2016, Energen recognized pre-tax gains of $161.1 million on the sales. Energen used proceeds from the sales to fund ongoing operations.

Interest expense: Interest expense increased $0.1 million in the second quarter of 2017 and decreased $0.8 million for the six months ended June 30, 2017. Higher interest in the current quarter was primarily due to increased borrowings under our syndicated credit facility largely offset by reduced interest related to the January 2017 redemption of the $2.0 million of 7.40% Medium-term Notes, Series A, due July 24, 2017 and $5.0 million of 7.60% Medium-term Notes, Series A, due July 26, 2027. Lower interest in the year-to-date was primarily due to decreased borrowings under our syndicated credit facility resulting from proceeds on prior year asset sales along with reduced interest related to the January 2017 Medium-term Note redemptions.

Income tax expense (benefit): Income tax expense decreased $7 million for the three months ended June 30, 2017 largely due to lower pre-tax income. In the year-to-date, income tax expense increased $120.9 million primarily due to higher pre-tax income.

FINANCIAL POSITION AND LIQUIDITY

Cash Flow
The key drivers impacting our cash flow from operations are our oil, natural gas liquids and natural gas production volumes and realized commodity market prices, net of the effects of settlements on our derivative commodity instruments. We rely on our cash flows from operations to fund our capital spending plans and working capital requirements. Cash flows will be supplemented, as needed, by borrowings under our syndicated credit facility.

Net cash provided by operating activities: Net cash provided by operating activities for the six months ended June 30, 2017 was $197.4 million as compared to $123.3 million for the same period of 2016. Net income in 2017 was impacted positively overall by the increased price environment along with higher oil production volumes (including the impact of prior year asset sales). Also affecting net income were certain non-cash charges, including deferred income taxes and the change in derivative fair value. Energen’s working capital was influenced by commodity prices and the timing of payments and recoveries.

Net cash provided by (used in) investing activities: Net cash used in investing activities for the six months ended June 30, 2017 was $704.3 million as compared to net cash provided by investing activities of $29.5 million for the same period of 2016. Energen incurred on a cash basis $704 million in capital expenditures including $467 million largely related to the development of oil and natural gas properties and $237 million primarily related to unproved leasehold acquisitions.

Net cash provided by financing activities: Net cash provided by financing activities for the six months ended June 30, 2017 was $121.3 million as compared to $155.8 million for the same period of 2016. Net cash provided by financing activities in the year-to-date 2017 was primarily due to the increase in net credit facility borrowings partially offset by the redemption of $2.0 million of 7.40% Medium-term Notes, Series A, due July 24, 2017 and $5.0 million of 7.60% Medium-term Notes, Series A, due July 26, 2027.

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

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net gain position with thirteen of our active counterparties and in a net loss position with the remaining one at June 30, 2017. Energen has policies in place to limit hedging to not more than 80 percent of our estimated annual production; however, Energen’s credit facility contains a covenant which operates to limit hedging at a lower threshold in certain circumstances.

See Note 3, Fair Value Measurements, in the Condensed Notes to Unaudited Consolidated Financial Statements for information regarding our policies on fair value measurement.

Credit Facility and Working Capital
At June 30, 2017, we had $918.50 million of committed financing available under our syndicated credit facility. On September 2, 2014, Energen entered into a five-year syndicated secured credit facility with domestic and foreign lenders. On October 25, 2016, the borrowing and aggregate commitments base was reaffirmed at $1.05 billion with no changes in association with the semi-annual redetermination required under the agreement. On April 21, 2017, the borrowing base was increased to $1.4 billion. The aggregate commitment under the credit facility did not change and remains at $1.05 billion. Energen’s obligations under the syndicated credit facility are unconditionally guaranteed by Energen Resources. To finance our operations, working capital and capital spending, we expect to use internally generated cash flow from operations supplemented by our existing syndicated credit facility.

Access to capital is an integral part of Energen’s business plan. Energen may issue long-term debt and equity periodically to replace short-term obligations, enhance liquidity and provide for permanent financing. As of June 30, 2017, the Company had $131.5 million outstanding under its revolving credit facility. While we expect to have ongoing access to our credit facility and capital markets, continued access could be adversely affected by current and future economic and business conditions and possible credit rating downgrades.

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

As of June 30, 2017, we were in compliance with our covenants and expect to maintain compliance during the remainder of 2017. However, in future periods, factors including those outside of our control may prevent us from maintaining compliance with the financial and non-financial covenants, including our total debt to EBITDAX covenant. Such factors may include commodity price declines, lack of liquidity in property and capital markets and our continuing ability to execute on our business plan. In the event that we are unable to remain in compliance with our financial and non-financial covenants, we would seek covenant relief at a scheduled redetermination date or at an interim date, as appropriate. However, no assurances can be given with respect to such relief. If any such covenant violations are not waived by the lenders such violation would result in an event of default that could trigger acceleration of payment of the amounts outstanding under credit facilities and long term note agreements. Additionally, the lenders could refuse to make additional loans under the credit facility, take possession of any collateral, and exercise other remedies or rights that may be available to them, all of which could have a material adverse effect on the business and financial condition of the Company.

At June 30, 2017, Energen reported negative working capital of $106.4 million arising from current liabilities of $273.3 million exceeding current assets of $166.9 million. Working capital at Energen was influenced by accrued capital costs and long-term debt due within one year. Energen has $39.1 million in current assets and $0.5 million in current liabilities associated with its derivative financial instruments at June 30, 2017.

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

The following table provides a detail of shares issued by Energen:

(in thousands)	June 30, 2017	December 31, 2016
Shares outstanding	97,189	97,075
Treasury stock*	3,123	3,064
Shares issued	100,312	100,139
*Excludes 69,684 shares and 61,845 shares held in the 1997 Deferred Compensation Plan at June 30, 2017 and December 31, 2016, respectively.

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

Stock Repurchase Authorization
From time to time, the Company may repurchase shares of its common stock through open market or negotiated purchases. Such repurchases would be pursuant to a 3.6 million share repurchase authorization, of which approximately 3.4 million shares remain, approved by the Board of Directors on October 22, 2014. The timing and amounts of any repurchases are subject to changes in market conditions and other business considerations. We would expect to finance any share repurchases from available cash or under our existing credit facility.

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

Energen Resources appealed the Order in 2011 and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order and Energen Resources appealed the Revised Order. In the Revised Order, ONRR ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. At ONRR’s request the Revised Order was also remanded in August 2015. On April 15, 2016 ONRR issued its Second Revised Order. The Second Revised Order directs Energen Resources to pay additional royalties of $189,000, replacing the previous demand of $129,700. Energen estimates that application of the ONRR position to all of the Company’s federal leases would result in ONRR claims up to approximately $24 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen is contesting the Second Revised Order, the predecessor orders and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of June 30, 2017.

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

Asset Impairments: We monitor the business environment and our oil and natural gas properties for triggering events that could result in a potential impairment. Further, we make assumptions about future expectations in our evaluation of potential impairment. Such assumptions include, but are not necessarily limited to, commodity prices and related basis differentials, transportation costs, inflation assumptions, well and reservoir performance, severance and ad valorem taxes, other operating and future development costs, and general business plans.

Our commodity price assumptions are a significant and volatile uncertainty in our estimate, and we are unable to reliably forecast future commodity prices. Our assumption is therefore based on the commodity price curve for the next five years and then escalated at 3 percent through our assumed price caps. Our other assumptions generally have less volatility than the price assumption with variances tending to be field specific and more localized in effect. However, these assumptions can also be impacted by a higher or lower inflationary environment, limitations on takeaway capacity, well and reservoir performance over time, changes to governmental taxation, or changes to cost assumptions, operational and development plans, or the general economic or business environment.

Certain impairments were recognized during the year-to-date 2017 as discussed under Asset Impairments in our Results of Operations. We estimate a further decline in our price assumptions by 10 percent from June 30, 2017 prices (assuming all other assumptions are held constant) would result in no additional expense. Other assumptions such as operating costs, transportation costs, well and reservoir performance, severance tax rates and ad valorem taxes, operating and development plans may change given an assumed 10 percent commodity price decline. However, we are unable to estimate their correlation to the price change and these other assumptions may worsen or partially mitigate some of the estimated impairment.

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

•	the market prices of oil, natural gas liquids and natural gas;

•	our derivative risk management/hedging arrangements;

•	production and reserve levels;

•	valuation of our proved reserves;

•	drilling risks;

•	our market concentration in the Permian Basin of west Texas and New Mexico;

•	economic and competitive conditions;

•	the availability of capital resources;

•	supply and demand for oil, natural gas liquids and natural gas;

•	occurrence of property acquisitions or divestitures;

•	changes to federal, state and local laws and regulations;

•	regulatory initiatives related to hydraulic fracturing and water usage;

•	impairment of our proved and unproved oil and natural gas properties;

•	counterparty credit-worthiness;

•	inflation rates;

•	the availability of goods and services;

•	security threats, including cybersecurity issues;

•	the securities or capital markets and related risks such as general credit, liquidity, market and interest-rate risks; and

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

Commodity price risk: Energen’s major market risk exposure is in the pricing applicable to its oil, natural gas liquids and natural gas production. Historically, prices received for oil, natural gas liquids and natural gas production have been volatile due to world and national supply-and-demand factors, seasonal weather patterns and general economic conditions. Crude oil prices also are affected by quality differentials, by worldwide political developments and by actions of the Organization of the Petroleum Exporting Countries. Basis differentials, like the underlying commodity prices, can be volatile because of regional supply-and-demand factors, including seasonal factors and the availability and price of transportation to consuming areas. As impacted by such commodity price volatility during the second quarter of 2017, our average realized oil prices rose 8.3 percent to $44.54 per barrel, average realized natural gas liquids prices increased 16.1 percent to an average price of $0.36 per gallon and average realized natural gas prices increased 46.8 percent to $2.29 per Mcf. During the year-to-date, our average realized oil prices increased 29.6 percent to $46.40 per barrel, average realized natural gas liquids prices rose 48.1 percent to an average price of $0.40 per gallon and average realized natural gas prices increased 48.4 percent to $2.36 per Mcf.

We periodically enter into derivative commodity instruments to hedge our exposure to price fluctuations on oil, natural gas liquids and natural gas production. Such instruments may include over-the-counter swaps and basis swaps typically executed with investment and commercial banks and energy-trading firms.

As of June 30, 2017 (except as noted), Energen had entered into the following transactions for the remainder of 2017 and subsequent years:

Production Period	Description	Total Hedged Volumes		Average Contract Price	Fair Value (in thousands)
Oil
2017	NYMEX Swaps	4,020	MBbl	$50.68 Bbl	$15,773
	NYMEX Three-Way Collars	2,400	MBbl		3,598
	Ceiling sold price (call)			$62.18 Bbl
	Floor purchased price (put)			$45.00 Bbl
	Floor sold price (put)			$35.00 Bbl
2018	NYMEX Three-Way Collars	12,060	MBbl		17,878
	Ceiling sold price (call)			$60.19 Bbl
	Floor purchased price (put)			$46.12 Bbl
	Floor sold price (put)			$36.12 Bbl
	NYMEX Three-Way Collars	1,440	MBbl		*
	Ceiling sold price (call)			$58.76 Bbl
	Floor purchased price (put)			$40.00 Bbl
	Floor sold price (put)			$30.00 Bbl
Oil Basis Differential
2017	WTI/WTI Basis Swaps	5,550	MBbl	$(0.66) Bbl	3,087
2018	WTI/WTI Basis Swaps	5,760	MBbl	$(1.12) Bbl	(386)
2018	WTI/WTI Basis Swaps	1,800	MBbl	$(1.05) Bbl	*
Natural Gas Liquids
2017	Liquids Swaps	41.6	MMGal	$0.57 Gal	197
2018	Liquids Swaps	105.8	MMGal	$0.59 Gal	4,552

Natural Gas
2017	Basin Specific Swaps - Permian	7.8	Bcf	$2.85 Mcf	1,210
2017	NYMEX Swaps	0.9	Bcf	$3.29 Mcf	176
2018	Basin Specific Swaps - Permian	3.6	Bcf	$2.56 Mcf	295
Natural Gas Basis Differential
2017	Permian Swaps	0.9	Bcf	$(0.29) Mcf	106
Derivative contracts (closed but not cash settled)					1,128
Total net derivative asset					$47,614
WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing
*Contracts entered into subsequent to June 30, 2017

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

Interest rate risk: Our interest rate exposure as of June 30, 2017 primarily relates to our syndicated credit facility with variable interest rates. As of June 30, 2017, the Company had $131.5 million outstanding under its revolving credit facility. The weighted average interest rate for amount outstanding at June 30, 2017 was 2.4 percent. All long-term debt obligations, other than our credit facility, were at fixed rates at June 30, 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans**
April 1, 2017 - April 30, 2017	158	*	$52.84	—	3,373,161
May 1, 2017 - May 31, 2017	87	*	52.09	—	3,373,161
June 1, 2017 - June 30, 2017	37	*	52.70	—	3,373,161
Total	282		$52.59	—	3,373,161
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
Sixth Amendment to the Credit Agreement, dated as of April 21, 2017, by and among Energen Corporation, as borrower, Wells Fargo Bank, National Association, as administrative agent, Energen Resources Corporation, as guarantor, and the institutions named therein as lenders which was filed as Exhibit 10.1 to Energen’s Current Report on Form 8-K filed April 25, 2017

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
ended June 30, 2017 are formatted in XBRL

*Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGEN CORPORATION

August 8, 2017	By	/s/ J. T. McManus, II
J. T. McManus, II Chairman, Chief Executive Officer and President of Energen Corporation

August 8, 2017	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr. Vice President, Chief Financial Officer and Treasurer of Energen Corporation

August 8, 2017	By	/s/ Russell E. Lynch, Jr.
Russell E. Lynch, Jr. Vice President and Controller of Energen Corporation