Form 10-Q
period 2017-09-30
ENERGEN CORP
filed 2017-11-08
CIK 277595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _______________

Commission file number 1-7810
Energen Corporation
(Exact name of registrant as specified in its charter)

Alabama	63-0757759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

605 Richard Arrington Jr. Boulevard North, Birmingham, Alabama	35203-2707
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of each of the registrant’s classes of common stock as of October 31, 2017.

Energen Corporation	$0.01 par value	97,201,944

ENERGEN CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	September 30, 2017	December 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$252	$386,093
Accounts receivable, net	129,219	73,322
Inventories, net	14,538	14,222
Derivative instruments	3,895	50
Income tax receivable	9,598	27,153
Prepayments and other	5,838	5,071
Total current assets	163,340	505,911
Property, Plant and Equipment
Oil and natural gas properties, successful efforts method
Proved properties	8,256,046	7,543,464
Unproved properties	448,974	196,888
Less accumulated depreciation, depletion and amortization	(4,071,508)	(3,723,669)
Oil and natural gas properties, net	4,633,512	4,016,683
Other property and equipment, net	45,198	44,869
Total property, plant and equipment, net	4,678,710	4,061,552
Other postretirement assets	3,583	3,619
Noncurrent derivative instruments	1,064	—
Other assets	6,879	8,741
TOTAL ASSETS	$4,853,576	$4,579,823

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	September 30, 2017	December 31, 2016

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Long-term debt due within one year	$—	$24,000
Accounts payable	101,819	65,031
Accrued taxes	14,585	7,252
Accrued wages and benefits	21,268	25,089
Accrued capital costs	67,176	79,988
Revenue and royalty payable	48,429	51,217
Derivative instruments	18,089	65,467
Other	11,402	20,160
Total current liabilities	282,768	338,204
Long-term debt	765,759	527,443
Asset retirement obligations	86,643	81,544
Deferred income taxes	535,002	495,888
Noncurrent derivative instruments	2,962	3,006
Other long-term liabilities	7,162	13,136
Total liabilities	1,680,296	1,459,221
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, cumulative, $0.01 par value, 5,000,000 shares authorized	—	—
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 100,326,196 shares and 100,138,797 shares issued at September 30, 2017 and December 31, 2016, respectively	1,003	1,001
Premium on capital stock	1,384,518	1,372,569
Retained earnings	1,922,731	1,878,503
Accumulated other comprehensive income, net of tax
Postretirement plans	1,197	1,405
Deferred compensation plan	2,790	2,261
Treasury stock, at cost; 3,195,499 shares and 3,125,715 shares at September 30, 2017 and December 31, 2016, respectively	(138,959)	(135,137)
Total shareholders’ equity	3,173,280	3,120,602
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,853,576	$4,579,823

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2017	2016	2017	2016

Revenues
Oil, natural gas liquids and natural gas sales	$249,114	$163,973	$644,212	$458,374
Gain (loss) on derivative instruments, net	(57,610)	20,412	45,037	(40,005)
Total revenues	191,504	184,385	689,249	418,369
Operating Costs and Expenses
Oil, natural gas liquids and natural gas production	44,549	42,280	129,746	132,847
Production and ad valorem taxes	15,326	10,987	41,364	33,422
Depreciation, depletion and amortization	131,756	108,167	352,957	344,564
Asset impairment	100	587	1,589	220,612
Exploration	625	18	6,259	1,780
General and administrative (including stock-based compensation of $4,713 and $6,518 for the three months ended September 30, 2017 and 2016, respectively, and $11,101 and $14,493 for the nine months ended September 30, 2017 and 2016, respectively)	21,474	21,710	61,665	74,783
Accretion of discount on asset retirement obligations	1,473	1,556	4,330	5,092
Gain on sale of assets and other	(5,977)	(91,222)	(6,980)	(252,097)
Total operating costs and expenses	209,326	94,083	590,930	561,003
Operating Income (Loss)	(17,822)	90,302	98,319	(142,634)
Other Income (Expense)
Interest expense	(9,928)	(8,987)	(28,039)	(27,858)
Other income	58	421	486	580
Total other expense	(9,870)	(8,566)	(27,553)	(27,278)
Income (Loss) Before Income Taxes	(27,692)	81,736	70,766	(169,912)
Income tax expense (benefit)	(9,206)	28,422	26,368	(56,869)
Net Income (Loss)	$(18,486)	$53,314	$44,398	$(113,043)

Diluted Earnings Per Average Common Share	$(0.19)	$0.55	$0.45	$(1.21)
Basic Earnings Per Average Common Share	$(0.19)	$0.55	$0.46	$(1.21)
Diluted Average Common Shares Outstanding	97,198	97,511	97,678	93,602
Basic Average Common Shares Outstanding	97,198	97,068	97,176	93,602

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016

Net Income (Loss)	$(18,486)	$53,314	$44,398	$(113,043)
Other comprehensive income (loss):
Pension and postretirement plans:
Amortization of prior service cost, net of tax of ($42), ($43), (129) and ($133), respectively	(71)	(71)	(212)	(219)
Amortization of net loss, including settlement charges, net of tax of $0, $0, $3 and $1,168, respectively	2	—	4	1,890
Current period change in fair value of pension and postretirement plans, net of tax of ($6) in 2016	—	—	—	(9)
Total pension and postretirement plans	(69)	(71)	(208)	1,662
Comprehensive Income (Loss)	$(18,555)	$53,243	$44,190	$(111,381)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine months ended September 30, (in thousands)	2017	2016

Operating Activities
Net income (loss)	$44,398	$(113,043)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	352,957	344,564
Asset impairment	1,589	220,612
Accretion of discount on asset retirement obligations	4,330	5,092
Deferred income taxes	39,240	(78,159)
Change in derivative fair value	(47,030)	35,366
Gain on sale of assets	(3,972)	(252,510)
Stock-based compensation expense	11,101	14,493
Exploration, including dry holes	—	16
Other, net	(3,491)	3,082
Net change in:
Accounts receivable	(55,897)	38,947
Inventories	(316)	(2,439)
Accounts payable	31,614	(11,042)
Accrued taxes/income tax receivable	24,888	37,646
Pension contributions	(89)	(14,576)
Other current assets and liabilities	(16,545)	(23,580)
Net cash provided by operating activities	382,777	204,469
Investing Activities
Additions to oil and natural gas properties	(720,243)	(314,581)
Acquisitions	(263,364)	(135,775)
Proceeds on the sale of assets, net	4,009	537,202
Net cash provided by (used in) investing activities	(979,598)	86,846
Financing Activities
Issuance of common stock, net	273	381,219
Taxes paid for shares withheld	(3,293)	(2,550)
Reduction of long-term debt	(24,000)	—
Net change in credit facility	238,000	(222,500)
Tax benefit on stock compensation	—	(831)
Net cash provided by financing activities	210,980	155,338
Net change in cash and cash equivalents	(385,841)	446,653
Cash and cash equivalents at beginning of period	386,093	1,272
Cash and cash equivalents at end of period	$252	$447,925

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

The following tables detail the offsetting of derivative assets and liabilities as well as the fair values of derivatives on the balance sheets:

(in thousands)	September 30, 2017
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments
Assets
Derivative instruments	$15,652	$(11,757)	$3,895	$—	$—	$3,895
Noncurrent derivative instruments	3,680	(2,616)	1,064	—	—	1,064
Total derivative assets	19,332	(14,373)	4,959	—	—	4,959
Liabilities
Derivative instruments	29,846	(11,757)	18,089	—	—	18,089
Noncurrent derivative instruments	5,578	(2,616)	2,962	—	—	2,962
Total derivative liabilities	35,424	(14,373)	21,051	—	—	21,051
Total derivatives	$(16,092)	$—	$(16,092)	$—	$—	$(16,092)

(in thousands)	December 31, 2016
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments
Assets
Derivative instruments	$1,756	$(1,706)	$50	$—	$—	$50
Liabilities
Derivative instruments	67,173	(1,706)	65,467	—	—	65,467
Noncurrent derivative instruments	3,006	—	3,006	—	—	3,006
Total derivative liabilities	70,179	(1,706)	68,473	—	—	68,473
Total derivatives	$(68,423)	$—	$(68,423)	$—	$—	$(68,423)

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net loss position with nine of our active counterparties and in a net gain position with the remaining five at September 30, 2017. The three largest counterparty net gain positions at September 30, 2017, PNC Bank, National Association, Regions Bank and NextEra Energy Power Marketing, LLC, constituted approximately $1.9 million, $1.1 million and $1.0 million, respectively, of Energen’s total net loss on fair value of derivatives.

The following table details the effect of open and closed derivative commodity instruments not designated as hedging instruments on the statements of operations:

(in thousands)	Location on Statements of Operations	Three months ended September 30, 2017	Three months ended September 30, 2016
Gain (loss) recognized in income on derivatives	Gain (loss) on derivative instruments, net	$(57,610)	$20,412

(in thousands)	Location on Statements of Operations	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Gain (loss) recognized in income on derivatives	Gain (loss)on derivative instruments, net	$45,037	$(40,005)

As of September 30, 2017, Energen had entered into the following derivative transactions for the remainder of 2017 and subsequent years:

Production Period	Description	Total Hedged Volumes		Weighted Average Contract Price
Oil
2017	NYMEX Swaps	2,010	MBbl	$50.68 Bbl
	NYMEX Three-Way Collars	1,200	MBbl
	Ceiling sold price (call)			$62.18 Bbl
	Floor purchased price (put)			$45.00 Bbl
	Floor sold price (put)			$35.00 Bbl
2018	NYMEX Three-Way Collars	13,500	MBbl
	Ceiling sold price (call)			$60.04 Bbl
	Floor purchased price (put)			$45.47 Bbl
	Floor sold price (put)			$35.47 Bbl
Oil Basis Differential
2017	WTI/WTI Basis Swaps	2,970	MBbl	$(0.68) Bbl
2018	WTI/WTI Basis Swaps	10,800	MBbl	$(1.01) Bbl
Natural Gas Liquids
2017	Liquids Swaps	20.8	MMGal	$0.57 Gal
2018	Liquids Swaps	105.8	MMGal	$0.59 Gal
Natural Gas
2017	Basin Specific Swaps - Permian	3.9	Bcf	$2.85 Mcf
2017	NYMEX Swaps	0.5	Bcf	$3.29 Mcf
2018	Basin Specific Swaps - Permian	3.6	Bcf	$2.56 Mcf
Natural Gas Basis Differential
2017	Permian Swaps	0.5	Bcf	$(0.29) Mcf
WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing

As of September 30, 2017, the maximum term over which Energen has hedged exposures to the variability of cash flows is through December 31, 2018. Subsequent to September 30, 2017, Energen executed various hedges through December 31, 2019.

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

No transfers between fair value hierarchy levels occurred during the three months and nine months ended September 30, 2017.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Energen classifies the fair value of multiple derivative instruments executed under master netting arrangements as net derivative assets and liabilities. The following fair value hierarchy tables present information about Energen’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2017
(in thousands)	Level 2	Level 3	Total
Assets:
Derivative instruments	$3,895	$—	$3,895
Noncurrent derivative instruments	1,126	(62)	1,064
Total assets	5,021	(62)	4,959
Liabilities:
Derivative instruments	2,552	15,537	18,089
Noncurrent derivative instruments	944	2,018	2,962
Total liabilities	3,496	17,555	21,051
Net derivative asset (liability)	$1,525	$(17,617)	$(16,092)

	December 31, 2016
(in thousands)	Level 2	Level 3	Total
Assets:
Derivative instruments	$50	$—	$50
Liabilities:
Derivative instruments	57,927	7,540	65,467
Noncurrent derivative instruments	1,694	1,312	3,006
Total liabilities	59,621	8,852	68,473
Net derivative liability	$(59,571)	$(8,852)	$(68,423)

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

Level 3 Fair Value Instruments: Energen prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its Level 3 instruments. We estimate that a 10 percent increase or decrease in commodity prices would result in an approximate $7.7 million change in the fair value of open Level 3 derivative contracts and to our results of operations.

The table below sets forth a summary of changes in the fair value of Energen’s Level 3 derivative commodity instruments as follows:

	Three months ended
	September 30,
(in thousands)	2017	2016
Balance at beginning of period	$7,645	$(10,650)
Realized losses	(1,548)	(4,610)
Unrealized gains (losses) relating to instruments held at the reporting date*	(24,112)	6,353
Settlements during period	398	4,610
Balance at end of period	$(17,617)	$(4,297)

	Nine months ended
	September 30,
(in thousands)	2017	2016
Balance at beginning of period	$(8,852)	$(16,059)
Realized losses	(4,588)	(11,526)
Unrealized gains (losses) relating to instruments held at the reporting date*	(7,616)	11,762
Settlements during period	3,439	11,526
Balance at end of period	$(17,617)	$(4,297)
*Includes $23.0 million and $14.2 million in losses related to open contracts held at the reporting date for the three months and nine months ended September 30, 2017, respectively. Includes $1.5 million in gains and $1.6 million in losses for the three months and nine months ended September 30, 2016, respectively.

The table below sets forth quantitative information about Energen’s Level 3 fair value measurements of derivative commodity instruments as follows:

(in thousands, except price data)	Fair Value as of September 30, 2017	Valuation Technique*	Unobservable Input*	Range
Oil Basis - WTI/WTI
2017	$(285)	Discounted Cash Flow	Forward Basis	($0.55 - $0.62) Bbl
2018	$(5,166)	Discounted Cash Flow	Forward Basis	($0.50 - $0.58) Bbl
Natural Gas Liquids
2017	$(4,952)	Discounted Cash Flow	Forward Basis	$0.75 Gal
2018	$(7,214)	Discounted Cash Flow	Forward Basis	$0.66 Gal
*Discounted cash flow represents an income approach in calculating fair value including the referenced unobservable input and a discount reflecting credit quality of the counterparty.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are reported at fair value on a nonrecurring basis in Energen’s consolidated balance sheets. The following methods and assumptions were used to estimate the fair values of these assets and liabilities.

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

These assumptions are classified as Level 3 fair value measurements. See Note 13, Asset Impairment, for impairments recognized by Energen during the three months and nine months ended September 30, 2017 and 2016.
Financial Instruments not Carried at Fair Value
The stated value of cash and cash equivalents, short-term investments, accounts receivable (net of allowance for doubtful accounts), and short-term debt approximates fair value due to the short maturity of the instruments. The Company invested in certain short-term investments that qualify and were classified as cash and cash equivalents. Energen had an allowance for doubtful accounts of $0.7 million at both September 30, 2017 and December 31, 2016, respectively. The fair value of Energen’s long-term debt, including the current portion, was approximately $779.6 million and $559.9 million and had a carrying value of $768.0 million and $554.0 million at September 30, 2017 and December 31, 2016, respectively. The fair values are based on market prices of similar debt issues having the same remaining maturities, redemption terms and credit rating. Short-term debt is classified as a Level 1 fair value measurement and long-term debt is classified as a Level 2 fair value measurement.

4. LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
Credit facility, due August 30, 2019	$238,000	$—
7.40% Medium-term Notes, Series A, due July 24, 2017	—	2,000
7.36% Medium-term Notes, Series A, due July 24, 2017	—	15,000
7.23% Medium-term Notes, Series A, due July 28, 2017	—	2,000
7.32% Medium-term Notes, Series A, due July 28, 2022	20,000	20,000
7.60% Medium-term Notes, Series A, due July 26, 2027	—	5,000
7.35% Medium-term Notes, Series A, due July 28, 2027	10,000	10,000
7.125% Medium-term Notes, Series B, due February 15, 2028	100,000	100,000
4.625% Notes, due September 1, 2021	400,000	400,000
Total	768,000	554,000
Less amounts due within one year	—	24,000
Less unamortized debt discount	367	387
Less unamortized debt issuance costs	1,874	2,170
Total	$765,759	$527,443

The aggregate maturities of Energen’s long-term debt outstanding at September 30, 2017 are as follows:

(in thousands)
Remaining 2017	2018	2019	2020	2021	2022 and thereafter
$—	$—	$238,000	$—	$400,000	$130,000

On January 23, 2017, Energen redeemed the $2.0 million of 7.40% Medium-term Notes, Series A, due July 24, 2017 and $5.0 million of 7.60% Medium-term Notes, Series A, due July 26, 2027. The Company also had $17.0 million of scheduled reductions in long-term debt in July 2017.

The debt agreements of Energen contain financial and nonfinancial covenants including routine matters such as timely payment of principal and interest, maintenance of corporate existence and restrictions on liens. Although none of the debt agreements have events of default based on credit ratings, the interest rates applicable to the syndicated credit facility discussed below may adjust based on credit rating changes during certain periods.

Under Energen’s Indenture dated September 1, 1996 with The Bank of New York as Trustee, a cross default provision provides that any debt default of more than $10 million by Energen or Energen Resources will constitute an event of default by Energen. The Indenture does not include a restriction on the payment of dividends.

Credit Facility: On September 2, 2014, Energen entered into a five-year syndicated secured credit facility with domestic and foreign lenders. On October 25, 2016, the borrowing base and aggregate commitments were reaffirmed at $1.05 billion each with no changes in association with the semi-annual redetermination required under the agreement. On April 21, 2017, the borrowing base was increased to $1.4 billion. The aggregate commitments under the credit facility did not change and remained at $1.05 billion. A semi-annual redetermination is in process and expected to be completed in November 2017. Energen’s obligations under the syndicated credit facility are unconditionally guaranteed by Energen Resources. Subject to release of collateral in certain periods upon the achievement of certain investment grade ratings from designated ratings agencies, the credit facility is collateralized by certain assets of Energen and Energen Resources, including a pledge of equity interests in subsidiaries of Energen other than Energen Resources, by mortgages on substantially all of Energen Resources’ oil and natural gas properties and by the pledge of Energen’s and Energen Resources’ deposit accounts, securities accounts and commodity accounts (other than de minimus accounts and excluded accounts). The current credit facility qualifies for classification as long-term debt on the consolidated balance sheets. The financial covenants of the credit facility require Energen to maintain a ratio of total debt to consolidated income before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and other non-cash income and expenses (EBITDAX) less than or equal to 4.0 to 1.0; to maintain a ratio of consolidated current assets (adjusted to include amounts available for borrowings and exclude non-cash derivative instruments) to consolidated current liabilities (adjusted to exclude maturities under the credit facility and non-cash derivative instruments) greater than or equal to 1.0 to 1.0; and, during certain periods, to maintain a ratio of the net present value of proved reserves of our oil and natural gas properties to consolidated total debt greater than or equal to 1.50 to 1.0. We are also bound by covenants which limit our ability to incur additional indebtedness, make certain distributions or alter our corporate structure. Energen may not pay dividends if an event of default exists if the payment would result in an event of default, or if availability is less than 10 percent of the loan limit under the credit facility. Our credit facility also limits our ability to enter into commodity hedges based on projected production volumes. In addition, the terms of our credit facility limit the amount we can borrow to a borrowing base amount which is determined by our lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria including commodity price outlook. The borrowing base amount is subject to redetermination semi-annually and for event-driven unscheduled redeterminations. Our next scheduled redetermination is April 1, 2018.

Under the credit facility, a cross default provision provides that any debt default of more than $75 million by Energen or Energen Resources will constitute an event of default by Energen.

Upon an uncured event of default under the credit facility, all amounts owing under the credit facility, if any, depending on the nature of the event of default will automatically, or may upon notice by the administrative agent or the requisite lenders thereunder, become immediately due and payable and the lenders may terminate their commitments under the defaulted facility. Energen was in compliance with the terms of its credit facility as of September 30, 2017.

The following is a summary of information relating to Energen’s credit facility:

(in thousands)	September 30, 2017	December 31, 2016
Credit facility outstanding	$238,000	$—
Available for borrowings	812,000	1,050,000
Total borrowing commitments	$1,050,000	$1,050,000

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Maximum amount outstanding at any month-end	$238,000	$—	$238,000	$214,500
Average daily amount outstanding	$191,810	$374	$80,476	$44,938
Weighted average interest rates based on:
Average daily amount outstanding	2.51%	1.72%	2.49%	1.72%
Amount outstanding at period-end	2.49%	—%	2.49%	—%

The following is a summary of information relating to Energen’s interest expense:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Interest expense	$9,928	$8,987	$28,039	$27,858
Amortization of debt issuance costs related to long-term debt, including our credit facility*	$830	$828	$2,503	$2,480
Capitalized interest*	$—	$54	$—	$101
Commitment fees*	$674	$805	$2,236	$2,605
*Included in Energen’s total interest expense. At September 30, 2017, Energen paid commitment fees on the unused portion of the available credit facility at a current annual rate of 30 basis points.

5. RECONCILIATION OF EARNINGS PER SHARE (EPS)

	Three months ended			Three months ended
(in thousands, except per share amounts)	September 30, 2017			September 30, 2016
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic EPS	$(18,486)	97,198	$(0.19)	$53,314	97,068	$0.55
Effect of dilutive securities
Stock options		—			54
Non-vested restricted stock		—			217
Performance share awards		—			172
Diluted EPS	$(18,486)	97,198	$(0.19)	$53,314	97,511	$0.55

	Nine months ended			Nine months ended
(in thousands, except per share amounts)	September 30, 2017			September 30, 2016
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic EPS	$44,398	97,176	$0.46	$(113,043)	93,602	$(1.21)
Effect of dilutive securities
Stock options		25			—
Non-vested restricted stock		284			—
Performance share awards		193			—
Diluted EPS	$44,398	97,678	$0.45	$(113,043)	93,602	$(1.21)

In periods of loss, shares that otherwise would have been included in diluted average common shares outstanding are excluded. The Company had 547,793 of excluded shares for the three months ended September 30, 2017 and 275,005 of excluded shares for the nine months ended September 30, 2016.

Energen had the following shares that were excluded from the computation of diluted EPS, as inclusion would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Stock options	512	163	512	691
Performance share awards	139	—	139	—

6. EQUITY OFFERING

During the first quarter of 2016, Energen issued 18,170,000 additional shares of common stock through a public equity offering. We received net proceeds of approximately $381.1 million, after deducting offering expenses. Net proceeds from this offering were used to repay borrowings under our credit facility and for general corporate purposes.

7. STOCK COMPENSATION

Stock Incentive Plan
Restricted Stock: The Stock Incentive Plan provides for the grant of restricted stock and restricted stock units (restricted stock awards) which have been valued based on the quoted market price of Energen’s common stock at the date of grant. Restricted stock awards vest within three years from grant date. A summary of restricted stock award activity during the nine months ended September 30, 2017 is presented below:

	Shares	Weighted Average Price
Nonvested at December 31, 2016	325,643	$44.44
Restricted stock units granted	127,661	52.42
Vested	(45,576)	65.68
Forfeited	(2,803)	44.68
Nonvested at September 30, 2017	404,925	$44.56

Performance Share Awards: In addition, the Stock Incentive Plan provides for the grant of performance share awards to eligible employees based on predetermined Energen performance criteria at the end of an award period. The Stock Incentive Plan provides that payment of earned performance share awards be made in the form of Energen common stock. Performance share awards are valued using the Monte Carlo model which uses historical volatility and other assumptions to estimate the probability of satisfying the market condition of the award and have a three-year vesting period. A summary of performance share award activity during the nine months ended September 30, 2017 is presented below:

	Shares	Weighted Average Price
Nonvested at December 31, 2016	336,442	$57.03
Granted (two-year vesting period)	3,116	$96.54
Granted (three-year vesting period)	137,084	66.89
Vested and paid	(59,530)	93.52
Forfeited	(3,225)	46.16
Nonvested at September 30, 2017	413,887	$55.43

Stock Repurchase Program
During the three months and nine months ended September 30, 2017, Energen had non-cash purchases of approximately $0.1 million and $3.3 million, respectively, of Energen common stock in conjunction with tax withholdings on other stock compensation and our non-qualified deferred compensation plan. Energen had non-cash purchases of Energen common stock of $0.1 million and $2.6 million during the three months and nine months September 30, 2016. Energen utilized internally generated cash flows in payment of the related tax withholdings.

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

Energen’s non-qualified supplemental retirement plans were terminated effective December 31, 2014. Distributions under the plans were partially made in the first quarter of 2015 with the remainder of approximately $14.5 million paid in the first quarter of 2016. The Company expects to make no additional benefit payments with respect to the termination of the non-qualified supplemental retirement plans. Certain annuities associated with our non-qualified supplemental retirement plans remain of approximately $1.0 million and $1.1 million and are included in other current liabilities and other long-term liabilities on the consolidated balance sheets at September 30, 2017 and December 31, 2016, respectively. In the first quarter of 2016, Energen incurred a settlement charge of $3.3 million for the payment of lump sums from the non-qualified supplemental retirement plans.

Postretirement Benefit Plans
Energen provides certain postretirement health care and life insurance benefits for all employees hired prior to January 1, 2010. These postretirement healthcare and life insurance benefits are available upon reaching normal retirement age while working for Energen. The components of net periodic postretirement benefit income for Energen’s postretirement benefit plan were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$18	$24	$53	$71
Interest cost	57	52	170	170
Expected long-term return on assets	(62)	(68)	(187)	(248)
Prior service cost amortization	(114)	(113)	(340)	(351)
Actuarial loss amortization	2	—	7	—
Settlement charge	—	—	—	45
Curtailment gain	—	—	—	(816)
Net periodic income	$(99)	$(105)	$(297)	$(1,129)

There are no required contributions to the postretirement benefit plan during 2017. In the first quarter of 2016, Energen incurred a curtailment gain of $0.8 million in connection with the reduction in workforce.

2017 Change in Control Severance Pay Plan
In November 2017, Energen adopted the Change in Control Severance Pay Plan which provides for certain severance payments to non-officer employees of Energen Corporation in the event of an involuntary termination of employment other than for cause or a voluntary termination for good reason within one year following any Change in Control. Change in Control, as used in the Plan, has the same definition included in Energen’s Severance Compensation Agreements with named executive officers. The Plan has an initial term of three years, with an automatic one-year extension each anniversary absent Company notification that it will not be extended. The Plan may not be terminated (nor may any amendment which adversely affects rights of participants under the Plan become effective) during the one-year period following a Change in Control.

9. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Under various agreements for third-party gathering, treatment, transportation or other services, Energen is committed to deliver minimum production volumes or to pay certain costs in the event the minimum quantities are not delivered. These delivery commitments are approximately 3.1 million barrels of oil equivalent (MMBOE) through October 2020.

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

On November 4, 2015, Energen Resources filed a quiet title action against Endeavor Energy Resources, L.P. (Endeavor) in the District Court of Howard County, Texas, to remove a cloud on the title to approximately 10,000 acres leased by Energen Resources in that county. Energen Resources believes the cloud on title arises from a prior, unreleased but partially terminated oil and gas lease covering the leased lands. The trial judge ruled with respect to the acreage not held by production that Endeavor’s lease terminated prior to the date Energen Resources entered into its lease. In November 2016, the trial judge entered a final judgment to that effect and that judgment has been appealed by Endeavor.

In September 2017, Energen Resources received an Order from the Bureau of Safety and Environmental Enforcement of the United States Department of the Interior relating to the decommissioning of the wells, drilling platforms and other infrastructure relating to an expired shallow water federal offshore lease.  Energen Resources was one of multiple parties that received this Order and is in the preliminary stages of evaluating the Order and any potential exposure related thereto. No amount has been accrued as of September 30, 2017.

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

Energen Resources appealed the Order in 2011 and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order and Energen Resources appealed the Revised Order. In the Revised Order, ONRR ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. At ONRR’s request, the Revised Order was also remanded in August 2015. On April 15, 2016, ONRR issued its Second Revised Order. The Second Revised Order directs Energen Resources to pay additional royalties of $189,000, replacing the previous demand of $129,700. Energen estimates that application of the ONRR position to all of the Company’s federal leases would result in ONRR claims up to approximately $24 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen is contesting the Second Revised Order, the predecessor orders and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of September 30, 2017.

Income Taxes: In October 2017, the Company received notification from the Internal Revenue Service of a forthcoming examination of its federal consolidated income tax returns for 2014 and 2016.

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

The following table sets forth capitalized exploratory well costs and includes additions pending determination of proved reserves, reclassifications to proved reserves and costs charged to expense:

	Three months ended September 30,
(in thousands)	2017	2016
Capitalized exploratory well costs at beginning of period	$141,401	$37,438
Additions pending determination of proved reserves	168,965	88,879
Reclassifications due to determination of proved reserves	(174,270)	(44,564)
Capitalized exploratory well costs at end of period	$136,096	$81,753

	Nine months ended September 30,
(in thousands)	2017	2016
Capitalized exploratory well costs at beginning of period	$164,996	$103,588
Additions pending determination of proved reserves	504,668	250,782
Reclassifications due to determination of proved reserves	(533,568)	(272,617)
Capitalized exploratory well costs at end of period	$136,096	$81,753
The following table sets forth capitalized exploratory well costs:

(in thousands)	September 30, 2017	December 31, 2016
Exploratory wells in progress (drilling rig not released)	$15,309	$14,531
Capitalized exploratory well costs capitalized for a period of one year or less	120,787	143,602
Capitalized exploratory well costs for a period greater than one year	—	6,863
Total capitalized exploratory well costs	$136,096	$164,996

At September 30, 2017, Energen had 55 gross exploratory wells either drilling or waiting on results from completion and testing, all of which were located in the Permian Basin. As of September 30, 2017, the Company had no wells capitalized greater than a year. As of December 31, 2016, the Company had two gross wells capitalized greater than a year, which were completed during 2017.

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

The following table reflects the components of the change in Energen’s ARO balance:

(in thousands)
Balance as of December 31, 2016	$81,544
Liabilities incurred	1,072
Liabilities settled	(303)
Accretion expense	4,330
Balance as of September 30, 2017	$86,643

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides changes in the components of accumulated other comprehensive income (loss), net of the related income tax effects.

(in thousands)
Balance as of December 31, 2016	$1,405
Amounts reclassified from accumulated other comprehensive income (loss)	(208)
Balance as of September 30, 2017	$1,197

The following table provides details of the reclassifications out of accumulated other comprehensive income (loss).

	Three months ended
	September 30,
	2017	2016
(in thousands)	Amounts Reclassified		Line Item Where Presented
Postretirement plans:
Prior service cost	$113	$114	General and administrative
Actuarial losses	(2)	—	General and administrative
Total postretirement plans	111	114
Income tax benefit	(42)	(43)
Total reclassifications for the period, net of tax	$69	$71

	Nine months ended
	September 30,
	2017	2016
(in thousands)	Amounts Reclassified		Line Item Where Presented
Pension and postretirement plans:
Prior service cost	$341	$352	General and administrative
Actuarial losses	(7)	(3,058)	General and administrative
Total pension and postretirement plans	334	(2,706)
Income tax expense (benefit)	(126)	1,035
Total reclassifications for the period, net of tax	$208	$(1,671)

13. ASSET IMPAIRMENT

Impairments recognized by Energen are presented below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Permian Basin oil properties
Central Basin Platform	$—	$—	$1,096	$187,043
Delaware Basin	—	—	—	21,288
San Juan Basin properties	—	—	—	7,519
Permian Basin unproved leasehold properties	100	587	493	4,722
San Juan Basin unproved leasehold properties	—	—	—	40
Total asset impairments	$100	$587	$1,589	$220,612

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

In the year-to-date 2017, Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties of $0.5 million. Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties in the Delaware Basin and the Central Basin Platform of $4.7 million in the year-to-date 2016.

San Juan Basin: During the first quarter of 2016, Energen recognized non-cash impairment writedowns on held for sale properties in the San Juan Basin of $7.5 million to adjust the carrying amount of these properties to their fair value.

14. ACQUISITION AND DISPOSITION OF PROPERTIES

During the nine months ended September 30, 2017, Energen completed an estimated total of $259.3 million in various purchases and renewals of unproved acquisitions, which are accounted for as asset acquisitions, including approximately $208.1 million in the Delaware Basin and approximately $32.4 million in the Midland Basin for unproved leasehold and $18.8 million for mineral purchases in the Delaware Basin. During the nine months ended September 30, 2016, Energen completed an estimated $134.9 million in various purchases and renewals of unproved leasehold largely in the Permian Basin, including approximately $77 million of acreage purchased in Lea County, New Mexico.

During June, July and August of 2016, Energen completed a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico for an aggregate purchase price of $552 million. These transactions had closing dates of June 3, June 7, June 30, July 15 and August 9 of 2016 with various effective dates ranging from March 1, 2016 to June 30, 2016. Minor portions of the assets were transferred to other parties upon the exercise of preferential purchase rights under pre-existing joint operating agreements in the ordinary course of business. Pre-tax proceeds to Energen were approximately $532.4 million after purchase price adjustments of approximately $19 million related to the operations of the properties subsequent to the effective dates and other one-time adjustments including transfer payments and certain amounts due to the buyer, but before consideration of transaction costs of approximately $5 million. Energen recognized total net pre-tax gains of approximately $246 million on the sales. For the nine months ended September 30, 2017, included in the gain on sale of assets and other, Energen recognized post-closing adjustment losses of $0.4 million on these sales. For the three and nine months ended September 30, 2016, Energen recognized pre-tax gains of $91.4 million and $252.4 million, respectively, on the sales. Energen used proceeds from the sale to fund ongoing operations.

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

Overview of Third Quarter 2017 Results and Activities
Key results were as follows during the third quarter of 2017:

•	realized higher commodity prices including an 8 percent increase in oil prices to $45.07 per barrel;

•	generated 41 percent higher production to 7,483 thousand barrels of oil equivalent (MBOE), including a 38 percent increase in oil and natural gas liquids production to 5,954 MBOE;

•	recognized per unit declines of 30 percent and 25 percent in general and administrative (G&A) expense and oil, natural gas liquids and natural gas production expense, respectively;

•	hedged NYMEX three-way oil collars of 1,440 thousand barrels (MBbl) at $58.76/$40.00/$30.00 per barrel for 2018;

•	repaid $17.0 million in long-term debt in July 2017; and

•
completed an estimated $23.7 million in various purchases and renewals of unproved acquisitions in the Permian Basin including approximately $22.1 million in the Delaware Basin and approximately $1.5 million in the Midland Basin for unproved leasehold.

Key results were as follows during the nine months ended September 30, 2017:

•	realized higher commodity prices including a 22 percent increase in oil prices to $45.89 per barrel and a 29 percent increase in natural gas prices to $2.30 per thousand cubic feet (Mcf);

•
produced 18,833 MBOE in the current year-to-date as compared to 16,719 MBOE in the prior year-to-date, which included production in the prior year-to-date associated with sold properties of 1,656 MBOE;

•	recognized per unit declines of 27 percent and 13 percent in G&A expense and oil, natural gas liquids and natural gas production expense, respectively;

•
hedged natural gas liquids of 34.65 million gallons (MMgal) at $0.64 per gallon and 75.6 MMgal at $0.59 per gallon for 2017 and 2018, respectively, NYMEX three-way oil collars of 10,260 MBbl at $58.46/$44.04/$34.04 per barrel for 2018 and natural gas basin specific - Permian swaps of 3.6 Bcf at $2.56 per Mcf for 2018;

•
redeemed $2.0 million of 7.40% Medium-term Notes, Series A, due July 24, 2017 and $5.0 million of 7.60% Medium-term Notes, Series A, due July 26, 2027 and had a scheduled reduction of $17.0 million in long-term debt in July 2017; and

•
completed an estimated $259.3 million in various purchases and renewals of unproved acquisitions in the Permian Basin including approximately $208.1 million in the Delaware Basin and approximately $32.4 million in the Midland Basin for unproved leasehold and $18.8 million for mineral purchases in the Delaware Basin.

FINANCIAL AND OPERATING PERFORMANCE

Quarter ended September 30, 2017 vs. quarter ended September 30, 2016
Energen had a net loss of $18.5 million ($0.19 per diluted share) for the three months ended September 30, 2017 as compared with net income of $53.3 million ($0.55 per diluted share) for the same period in the prior year. This change in net income was primarily the result of:

•
gain in the third quarter of 2016 on a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico (approximately $59.3 million after-tax);

•
increased year-over-year after-tax losses of $56.3 million on open derivatives (resulting from an after-tax $40.2 million non-cash loss on open derivatives for the third quarter of 2017 and an after-tax $16.1 million non-cash gain on open derivatives for the third quarter of 2016);

•	increased depreciation, depletion and amortization (DD&A) expense (approximately $15.2 million after-tax);

•	higher production and ad valorem taxes (approximately $2.8 million after-tax); and

•	increased oil, natural gas liquids and natural gas production expense (approximately $1.5 million after-tax);

partially offset by:

•	increased oil, natural gas liquids and natural gas production volumes (approximately $40.2 million after-tax);

•	increased oil and natural gas liquids commodity prices (approximately $15 million after-tax);

•	period-over-period gain on closed derivatives (approximately $6 million after-tax); and

•	gain in August 2017 from the sale of certain unproved leasehold properties in Wyoming (approximately $2.5 million).

Nine months ended September 30, 2017 vs. nine months ended September 30, 2016
Energen had net income of $44.4 million ($0.45 per diluted share) for the nine months ended September 30, 2017 as compared with net loss of $113.0 million ($1.21 per diluted share) for the same period in the prior year. This change in net income was primarily the result of:

•
non-cash impairments in 2016 on certain Permian Basin oil properties primarily in the Central Basin Platform (approximately $120.4 million after-tax) and the Delaware Basin (approximately $13.6 million after-tax);

•	increased commodity prices (approximately $81.7 million after-tax);

•
increased year-over-year after-tax gains of $53.7 million on open derivatives (resulting from an after-tax $30.6 million non-cash gain on open derivatives for the first nine months of 2017 and an after-tax $23.1 million non-cash loss on open derivatives for the first nine months of 2016);

•	increased production volumes (approximately $38.1 million after-tax);

•	decreased G&A expense (approximately $8.5 million after-tax);

•	non-cash impairments in 2016 on certain properties in the San Juan Basin (approximately $4.8 million after-tax);

•	unproved leasehold writedowns in 2016 primarily on Permian Basin properties in the Delaware Basin and Central Basin Platform (approximately $2.9 million after-tax);

•	gain in August 2017 from the sale of certain unproved leasehold properties in Wyoming (approximately $2.5 million);

•	decreased oil, natural gas liquids and natural gas production expense (approximately $2 million after-tax); and

•	period-over-period gain on closed derivatives (approximately $1.1 million after-tax);

partially offset by:

•
gain in the year-to-date of 2016 on a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico (approximately $162.3 million after-tax);

•	increased DD&A expense (approximately $5.4 million after-tax);

•	higher production and ad valorem taxes (approximately $5.1 million after-tax);

•	increased exploration expense (approximately $2.9 million after-tax); and

•	non-cash impairments on certain Permian Basin oil properties primarily in the Central Basin Platform (approximately $0.7 million after-tax).

Outlook
Capital Estimate: Energen plans to continue investing in oil and natural gas production operations. In the 2017 year-to-date, Energen has invested approximately $972 million, including $263 million associated with acquisitions, on its oil and natural gas capital program. The total drilling and development capital for 2017 is estimated to range from $850 million to $900 million, substantially all of which is for existing properties and exploration. Included in total acquisitions/unproved leasehold are unproved leasehold acquisitions in the Delaware Basin of approximately $208.1 million and in the Midland Basin of approximately $32.4 million and $18.8 million for mineral purchases in the Delaware Basin.

Capital expenditures in the Permian Basin by area during 2017 are planned as follows:

(in millions)	2017
Midland Basin	$ 470-490
Delaware Basin	375-405
Central Basin, ARO, other	5
Drilling and development capital	850-900
Acquisitions/Unproved leasehold	265
Total	$ 1,115-1,165

To finance our capital spending, we expect to use cash flow from operations supplemented by our existing syndicated credit facility. Capital spending is required to offset declines in production and proved oil and natural gas reserves. Future success in maintaining and growing reserves and production is highly dependent on the results of our drilling program and our ability to add reserves economically during a volatile market for crude oil and natural gas.

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

Results of Operations
The following table summarizes information regarding our production and operating data.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except sales price and per unit data)	2017	2016	2017	2016
Operating and production data
Oil, natural gas liquids and natural gas sales
Oil	$203,281	$138,388	$532,652	$386,905
Natural gas liquids	25,508	12,067	59,776	34,584
Natural gas	20,325	13,518	51,784	36,885
Total	$249,114	$163,973	$644,212	$458,374
Open non-cash mark-to-market gains (losses) on derivative instruments
Oil	$(46,395)	$22,984	$42,730	$(33,444)
Natural gas liquids	(15,765)	(954)	(4,148)	(954)
Natural gas	(105)	2,992	8,856	(1,462)
Total	$(62,265)	$25,022	$47,438	$(35,860)
Closed gains (losses) on derivative instruments
Oil	$5,388	$(4,118)	$(470)	$(5,321)
Natural gas liquids	(1,923)	—	(3,468)	—
Natural gas	1,190	(492)	1,537	1,176
Total	$4,655	$(4,610)	$(2,401)	$(4,145)
Total revenues	$191,504	$184,385	$689,249	$418,369
Production volumes
Oil (MBbl)	4,510	3,325	11,608	10,269
Natural gas liquids (MMgal)	60.6	41.2	146.0	126.0
Natural gas (MMcf)	9,174	5,958	22,500	20,700
Total production volumes (MBOE)	7,483	5,298	18,833	16,719
Average daily production volumes
Oil (MBbl/d)	49.0	36.1	42.5	37.5
Natural gas liquids (MMgal/d)	0.7	0.4	0.5	0.5
Natural gas (MMcf/d)	99.7	64.8	82.4	75.5
Total average daily production volumes (MBOE/d)	81.3	57.6	69.0	61.0
Average realized prices excluding effects of open non-cash mark-to-market derivative instruments
Oil (per barrel)	$46.27	$40.38	$45.85	$37.16
Natural gas liquids (per gallon)	$0.39	$0.29	$0.39	$0.27
Natural gas (per Mcf)	$2.35	$2.19	$2.37	$1.84
Average realized prices excluding effects of all derivative instruments
Oil (per barrel)	$45.07	$41.62	$45.89	$37.68
Natural gas liquids (per gallon)	$0.42	$0.29	$0.41	$0.27
Natural gas (per Mcf)	$2.22	$2.27	$2.30	$1.78
Costs per BOE
Oil, natural gas liquids and natural gas production expenses	$5.95	$7.98	$6.89	$7.94
Production and ad valorem taxes	$2.05	$2.07	$2.20	$2.00
Depreciation, depletion and amortization	$17.61	$20.42	$18.74	$20.61
Exploration expense	$0.08	$—	$0.33	$0.11
General and administrative	$2.87	$4.10	$3.27	$4.47
Capital expenditures (including acquisitions)	$251,621	$211,393	$971,867	$428,443

Revenues: Our revenues fluctuate primarily as a result of realized commodity prices, production volumes and the value of our derivative contracts. Our revenues are predominantly derived from the sale of oil, natural gas liquids and natural gas.
In the third quarter of 2017, commodity sales rose $85.1 million or 51.9 percent from the same period of 2016. In the year-to-date 2017, commodity sales increased $185.8 million or 40.5 percent from the same period of 2016. Particular factors impacting commodity sales include the following:

•
Oil volumes in the third quarter increased 35.6 percent to 4,510 MBbl due to new well performance from the Delaware Basin and Midland Basin horizontal well programs. The increases were partially offset by reduced production associated with normal declines in the Central Basin Platform and the vertical Wolfberry in the Midland Basin. For the year-to-date, oil volumes rose 13 percent to 11,608 MBbl due to new well performance from the Delaware Basin and Midland Basin horizontal well programs. The increases were partially offset by reduced production associated with a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico and normal declines in the Delaware Basin 3rd Bone Spring, the Central Basin Platform and the vertical Wolfberry in the Midland Basin.

•
Average realized oil prices rose 8.3 percent to $45.07 per barrel during the three months ended September 30, 2017. Average realized oil prices increased 21.8 percent to $45.89 per barrel during the nine months ended September 30, 2017.

•
Natural gas liquids production for the current quarter rose 47.1 percent to 60.6 MMgal. Increased production related to new well performance from the Delaware Basin and Midland Basin horizontal well programs was partially offset by reduced production related to declines in the Midland Basin vertical Wolfberry. For the year-to-date, natural gas liquids production rose 15.9 percent to 146 MMgal primarily due to new well performance partially offset by asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico and normal declines.

•
Average realized natural gas liquids prices rose 44.8 percent to an average price of $0.42 per gallon during the third quarter of 2017. Average realized natural gas liquids prices increased 51.9 percent to an average price of $0.41 per gallon during the nine months ended September 30, 2017.

•
Natural gas production increased 54 percent to 9.2 Bcf in the third quarter. This increase was primarily due to production increases in the Delaware Basin and Midland Basin horizontal well programs partially offset by lower natural gas production from the 3rd Bone Spring in the Delaware Basin and the vertical Wolfberry in the Midland Basin. For the nine months ended September 30, 2017, natural gas production rose 8.7 percent to 22.5 Bcf largely due to production increases in the Delaware Basin and Midland Basin horizontal well programs partially offset by the sale of natural gas assets in the San Juan Basin and lower natural gas production from the 3rd Bone Spring in the Delaware Basin and the vertical Wolfberry in the Midland Basin.

•
Average realized natural gas prices fell 2.2 percent to $2.22 per Mcf during the three months ended September 30, 2017. For the current year-to-date, average realized natural gas prices rose 29.2 percent to $2.30 per Mcf.

Realized prices exclude the effects of derivative instruments.

Losses on derivative instruments were $57.6 million in the third quarter of 2017 compared to gains of $20.4 million in the same period of 2016. Gains on derivative instruments were $45.0 million for the nine months ended September 30, 2017 compared to losses of $40.0 million in the same period of 2016. Our earnings are significantly affected by the changes of our derivative instruments. Increases or decreases in the expected commodity price outlook generally result in the opposite effect on the fair value of our derivatives. However, these gains and losses are generally expected to be offset by the unhedged price on the related commodities.

Oil, natural gas liquids and natural gas production expense: The following table provides the components of our oil, natural gas liquids and natural gas production expenses:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per unit data)	2017	2016	2017	2016
Lease operating expenses	$31,720	$26,992	$88,997	$88,178
Workover and repair costs	10,430	12,329	35,424	35,440
Marketing and transportation	2,399	2,959	5,325	9,229
Total oil, natural gas liquids and natural gas production expense	$44,549	$42,280	$129,746	$132,847
Oil, natural gas liquids and natural gas production expense per BOE	$5.95	$7.98	$6.89	$7.94

Energen had oil, natural gas liquids and natural gas production expense of $44.5 million and $129.7 million during the three months and nine months ended September 30, 2017, respectively, as compared to $42.3 million and $132.8 million during the same periods in 2016. Lease operating expense may be positively or negatively impacted by property acquisitions and dispositions and also generally reflects year-over-year increases in the number of active wells resulting from Energen’s ongoing development and exploratory activities. Overall lease operating expense was positively impacted in the year-to-date by the prior year sale of certain non-core Permian Basin assets and the San Juan Basin.

•
Lease operating expense rose $4.7 million for the quarter largely due to increased water disposal costs (approximately $2.5 million), higher equipment rental costs (approximately $1.1 million), increased electrical costs (approximately $0.8 million), and increased non-operated costs (approximately $0.7 million) partially offset by decreased producing overhead costs (approximately $0.5 million) and lower gathering costs (approximately $0.5 million). On a per unit basis, the average lease operating expense for the current quarter was $4.24 per barrel of oil equivalent (BOE) as compared to $5.09 per BOE in the same period a year ago.

•
In the year-to-date, lease operating expense increased $0.8 million largely due to increased water disposal costs (approximately $3.6 million), additional gathering costs (approximately $1.8 million), increased electrical costs (approximately $0.7 million) and increased environmental costs (approximately $0.4 million) partially offset by reduced producing overhead costs (approximately $1.8 million), lower chemical and treatment costs (approximately $1.6 million), decreased labor costs (approximately $0.8 million), lower equipment rental costs (approximately $0.8 million) and decreased non-operated costs (approximately $0.7 million). On a per unit basis, the average lease operating expense for the nine months ended September 30, 2017 was $4.73 per BOE as compared to $5.27 per BOE in the same period a year ago.

Workover and repair costs decreased approximately $1.9 million for the three months ended September 30, 2017. For the nine months ended September 30, 2017, workover and repair costs remained relatively stable.

In the three months ended September 30, 2017, marketing and transportation costs decreased $0.6 million and $3.9 million in the year-to-date primarily due to lower natural gas volumes as a result of the prior year sale of certain San Juan Basin natural gas assets.

Production and ad valorem taxes: The following table provides a detail of our production and ad valorem taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per unit data)	2017	2016	2017	2016
Production taxes	$12,663	$8,256	$32,098	$23,666
Ad valorem taxes	2,663	2,731	9,266	9,756
Total production and ad valorem tax expense	$15,326	$10,987	$41,364	$33,422
Total production and ad valorem tax expense per BOE	$2.05	$2.07	$2.20	$2.00

Production and ad valorem taxes were $15.3 million and $41.4 million during the three months and nine months ended September 30, 2017, respectively, as compared to $11.0 million and $33.4 million during the same periods in 2016. In the current quarter, production-related taxes were $4.4 million higher with approximately $3.4 million attributed to higher production volumes and approximately $1 million associated with increased overall commodity market prices. In the year-to-date, production-related taxes were $8.4 million higher with approximately $5.4 million associated with increased commodity market prices and approximately $3 million associated with higher production volumes. Commodity market prices exclude the effects of derivative instruments for purposes of determining production taxes. Ad valorem taxes decreased $0.1 million in the current quarter and $0.5 million year-to-date.

Depreciation, depletion and amortization: Energen’s DD&A expense for the quarter rose $23.6 million and $8.4 million year-to-date. The average depletion rate for the current quarter was $17.61 per BOE as compared to $20.42 per BOE in the same period a year ago. Higher production volumes in the quarter increased DD&A expense by approximately $44.1 million which was partially offset by lower per unit depletion rates of approximately $20.4 million. For the nine months ended September 30, 2017, the average depletion rate was $18.74 per BOE as compared to $20.61 per BOE in the same period a year ago. Higher production volumes in the year-to-date contributed approximately $43.1 million to the increase in DD&A expense partially offset by lower per unit depletion rates of approximately $34.3 million.

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

In the year-to-date 2017, Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties of $0.5 million. Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties in the Delaware Basin and the Central Basin Platform of $4.7 million in the year-to-date 2016.

San Juan Basin: During the first quarter of 2016, Energen recognized non-cash impairment writedowns on held for sale properties in the San Juan Basin of $7.5 million to adjust the carrying amount of these properties to their fair value.

Exploration: The following table provides a detail of our exploration expense:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per unit data)	2017	2016	2017	2016
Geological and geophysical	$617	$6	$6,058	$1,482
Dry hole costs	—	—	—	16
Delay rentals and other	8	12	201	282
Total exploration expense	$625	$18	$6,259	$1,780
Total exploration expense per BOE	$0.08	$—	$0.33	$0.11

Exploration expense increased $0.6 million in the third quarter of 2017 and $4.5 million year-to-date primarily due to higher seismic costs.

General and administrative: The following table provides details of our G&A expense:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per unit data)	2017	2016	2017	2016
General and administrative	$4,097	$3,504	$13,587	$11,764
Benefit and performance-based compensation costs	8,561	9,691	20,064	25,977
Labor costs	8,816	8,515	28,014	37,042
Total general and administrative expense	$21,474	$21,710	$61,665	$74,783
Total general and administrative expense per BOE	$2.87	$4.10	$3.27	$4.47

Total G&A expense decreased $0.2 million for the three months ended September 30, 2017 largely due to lower costs from Energen’s benefit and performance-based compensation plans partially offset by increased professional services. G&A expense declined $13.1 million for the year-to-date primarily due to decreased labor, lower costs from Energen’s benefit and performance-based compensation plans partially offset by increased professional services. Charges associated with the workforce reduction of $5.0 million were included in labor costs for the nine months ended September 30, 2016. There were no pension costs included in benefit and performance-based compensation plans costs for the three months ended September 30, 2017 and 2016. There were no pension costs included in benefit and performance-based compensation plans costs for the nine months ended September 30, 2017 as compared to $3.3 million (all of which was settlement expense) during the same period in 2016.

Gain on sale of assets and other: Energen had gains on the sale of assets and other of $6.0 million and $7.0 million for the three months and nine months ended September 30, 2017, respectively. Gains on the sale of assets and other in the current quarter and year-to-date include a $4.5 million gain from the August 2017 sale of certain unproved leasehold properties in Wyoming. For the three months and nine months ended September 30, 2016, Energen had gains on the sale of assets and other of $91.2 million and $252.1 million, respectively.

During June, July and August of 2016, Energen completed a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico for an aggregate purchase price of $552 million. These transactions had closing dates of June 3, June 7, June 30, July 15 and August 9 of 2016 with various effective dates ranging from March 1, 2016 to June 30, 2016. Minor portions of the assets were transferred to other parties upon the exercise of preferential purchase rights under pre-existing joint operating agreements in the ordinary course of business. Pre-tax proceeds to Energen were approximately $532.4 million after purchase price adjustments of approximately $19 million related to the operations of the properties subsequent to the effective dates and other one-time adjustments including transfer payments and certain amounts due to the buyer, but before consideration of transaction costs of approximately $5 million. Energen recognized total net pre-tax gains of approximately $246 million on the sales. For the nine months ended September 30, 2017, included in the gain on sale of assets and other, Energen recognized post-closing adjustment losses of $0.4 million on these sales. For the three and nine months ended September 30, 2016, Energen recognized pre-tax gains of $91.4 million and $252.4 million, respectively, on the sales. Energen used proceeds from the sale to fund ongoing operations.

Interest expense: Interest expense increased $0.9 million in the third quarter of 2017 and $0.2 million year-to-date. Higher interest in the current quarter and year-to-date was primarily due to increased borrowings under our syndicated credit facility largely offset by reduced interest related to the January 2017 redemption of the $2.0 million of 7.40% Medium-term Notes, Series A, due July 24, 2017 and $5.0 million of 7.60% Medium-term Notes, Series A, due July 26, 2027 along with the scheduled reduction of $17.0 million of long-term debt in July 2017.

Income tax expense (benefit): Income tax expense decreased $37.6 million for the three months ended September 30, 2017 largely due to lower pre-tax income. In the year-to-date, income tax expense increased $83.2 million primarily due to higher pre-tax income. In October 2017, the Company received notification from the Internal Revenue Service of a forthcoming examination of its federal consolidated income tax returns for 2014 and 2016.

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

Net cash provided by operating activities: Net cash provided by operating activities for the nine months ended September 30, 2017 was $382.8 million as compared to $204.5 million for the same period of 2016. Net income in 2017 was impacted positively overall by the increased price environment along with higher oil production volumes (including the impact of prior year asset sales). Also affecting net income were certain non-cash charges, including deferred income taxes and the change in derivative fair value. Energen’s working capital was influenced by commodity prices and the timing of payments and recoveries.

Net cash provided by (used in) investing activities: Net cash used in investing activities for the nine months ended September 30, 2017 was $979.6 million as compared to net cash provided by investing activities of $86.8 million for the same period of 2016. Energen incurred on a cash basis $984 million in capital expenditures including $720 million largely related to the development of oil and natural gas properties and $264 million primarily related to unproved leasehold acquisitions.

Net cash provided by financing activities: Net cash provided by financing activities for the nine months ended September 30, 2017 was $211.0 million as compared to $155.3 million for the same period of 2016. Net cash provided by financing activities in the year-to-date 2017 was primarily due to the increase in net credit facility borrowings partially offset by the redemption of $2.0 million of 7.40% Medium-term Notes, Series A, due July 24, 2017 and $5.0 million of 7.60% Medium-term Notes, Series A, due July 26, 2027 along with the scheduled reductions of $17.0 million of long-term debt in July 2017.

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

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net loss position with nine of our active counterparties and in a net gain position with the remaining five at September 30, 2017. Energen has policies in place to limit hedging to not more than 80 percent of our estimated annual production; however, Energen’s credit facility contains a covenant which operates to limit hedging at a lower threshold in certain circumstances.

See Note 3, Fair Value Measurements, in the Condensed Notes to Unaudited Consolidated Financial Statements for information regarding our policies on fair value measurement.

Credit Facility and Working Capital
At September 30, 2017, we had $812 million of committed financing available under our syndicated credit facility. On September 2, 2014, Energen entered into a five-year syndicated secured credit facility with domestic and foreign lenders. On October 25, 2016, the borrowing base and aggregate commitments were reaffirmed at $1.05 billion each with no changes in association with the semi-

annual redetermination required under the agreement. On April 21, 2017, the borrowing base was increased to $1.4 billion. The aggregate commitments under the credit facility did not change and remained at $1.05 billion. A semi-annual redetermination is currently in process and expected to be completed in November 2017. The Company anticipates increasing the borrowing base to $1.7 billion. The aggregate commitments under the credit facility are expected to remain at $1.05 billion. Energen’s obligations under the syndicated credit facility are unconditionally guaranteed by Energen Resources. To finance our operations, working capital and capital spending, we expect to use internally generated cash flow from operations supplemented by our existing syndicated credit facility.

Access to capital is an integral part of Energen’s business plan. Energen may issue long-term debt and equity periodically to replace short-term obligations, enhance liquidity and provide for permanent financing. As of September 30, 2017, the Company had $238 million outstanding under its revolving credit facility. While we expect to have ongoing access to our credit facility and capital markets, continued access could be adversely affected by current and future economic and business conditions and possible credit rating downgrades.

Our debt facilities are subject to certain financial and non-financial covenants as discussed in Note 4, Long-Term Debt, in the Condensed Notes to Unaudited Consolidated Financial Statements. The financial covenants of the credit facility require Energen to maintain a ratio of total debt to consolidated income before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and other noncash income and expenses (EBITDAX) less than or equal to 4.0 to 1.0; to maintain a ratio of consolidated current assets (adjusted to include amounts available for borrowings and exclude non-cash derivative instruments) to consolidated current liabilities (adjusted to exclude maturities under the credit facility and non-cash derivative instruments) greater than or equal to 1.0 to 1.0; and, during certain periods, to maintain a ratio of the net present value of proved reserves of our oil and natural gas properties to consolidated total debt greater than or equal to 1.50 to 1.0. We are also bound by covenants which limit our ability to incur additional indebtedness, make certain distributions or alter our corporate structure. Energen may not pay dividends if an event of default exists, if the payment would result in an event of default, or if availability is less than 10 percent of the loan limit under the credit facility. Our credit facility also limits our ability to enter into commodity hedges based on projected production volumes. In addition, the terms of our credit facility limit the amount we can borrow to a borrowing base amount which is determined by our lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria including commodity price outlook. The borrowing base amount is subject to redetermination semi-annually and for event-driven unscheduled redeterminations. Our next scheduled redetermination is April 1, 2018.

As of September 30, 2017, we were in compliance with our covenants and expect to maintain compliance during the remainder of 2017. However, in future periods, factors including those outside of our control may prevent us from maintaining compliance with the financial and non-financial covenants, including our total debt to EBITDAX covenant. Such factors may include commodity price declines, lack of liquidity in property and capital markets and our continuing ability to execute on our business plan. In the event that we are unable to remain in compliance with our financial and non-financial covenants, we would seek covenant relief at a scheduled redetermination date or at an interim date, as appropriate. However, no assurances can be given with respect to such relief. If any such covenant violations are not waived by the lenders such violation would result in an event of default that could trigger acceleration of payment of the amounts outstanding under credit facilities and long-term note agreements. Additionally, the lenders could refuse to make additional loans under the credit facility, take possession of any collateral, and exercise other remedies or rights that may be available to them, all of which could have a material adverse effect on the business and financial condition of the Company.

At September 30, 2017, Energen reported negative working capital of $119.4 million arising from current liabilities of $282.8 million exceeding current assets of $163.3 million. Working capital at Energen was influenced by accounts payable and accrued capital costs. Energen has $3.9 million in current assets and $18.1 million in current liabilities associated with its derivative financial instruments at September 30, 2017. Energen relies upon cash flows from operations supplemented by our credit facility to fund working capital needs.

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

The following table provides a detail of shares issued by Energen:

(in thousands)	September 30, 2017	December 31, 2016
Shares outstanding	97,201	97,075
Treasury stock*	3,125	3,064
Shares issued	100,326	100,139
*Excludes 70.9 shares and 61.8 shares held in the 1997 Deferred Compensation Plan at September 30, 2017 and December 31, 2016, respectively.

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

Energen Resources appealed the Order in 2011 and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order and Energen Resources appealed the Revised Order. In the Revised Order, ONRR ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. At ONRR’s request, the Revised Order was also remanded in August 2015. On April 15, 2016, ONRR issued its Second Revised Order. The Second Revised Order directs Energen Resources to pay additional royalties of $189,000, replacing the previous demand of $129,700. Energen estimates that application of the ONRR position to all of the Company’s federal leases would result in ONRR claims up to approximately $24 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen is contesting the Second Revised Order, the predecessor orders and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of September 30, 2017.

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

Certain impairments were recognized during the year-to-date 2017 as discussed under Asset Impairments in our Results of Operations. We estimate a further decline in our price assumptions by 10 percent from September 30, 2017 prices (assuming all other assumptions are held constant) would result in no additional expense. Other assumptions such as operating costs, transportation costs, well and reservoir performance, severance tax rates and ad valorem taxes, operating and development plans may change given an assumed 10 percent commodity price decline. However, we are unable to estimate their correlation to the price change and these other assumptions may worsen or partially mitigate some of the estimated impairment.

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

The future success and continued viability of our business, like any venture, is subject to many recognized and unrecognized risks and uncertainties. Such risks and uncertainties could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management. The list below identifies certain factors that could cause actual results to differ materially from expectations. The list should not be viewed as complete or comprehensive, as the factors below are not the only risks facing Energen. Energen could also be affected by other risks and uncertainties in addition to those described herein. If any of our assumptions related to the factors identified below were to be proven incorrect, our business, financial condition or results of operations could be materially adversely affected; and such events could impair our ability to implement business plans or complete development activities as scheduled. Further, the trading price of our shares could decline; and shareholders could lose part or all of their investment. In addition, such risks may prevent us from complying with our financial and non-financial covenants and may result in a default under our credit facility or other long-term debt.

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

Commodity price risk: Energen’s major market risk exposure is in the pricing applicable to its oil, natural gas liquids and natural gas production. Historically, prices received for oil, natural gas liquids and natural gas production have been volatile due to world and national supply-and-demand factors, seasonal weather patterns and general economic conditions. Crude oil prices also are affected by quality differentials, by worldwide political developments and by actions of the Organization of the Petroleum Exporting Countries. Basis differentials, like the underlying commodity prices, can be volatile because of regional supply-and-demand factors, including seasonal factors and the availability and price of transportation to consuming areas. As impacted by such commodity price volatility during the third quarter of 2017, our average realized oil prices rose 8.3 percent to $45.07 per barrel and average realized natural gas liquids prices increased 44.8 percent to an average price of $0.42 per gallon while average realized natural gas prices decreased 2.2 percent to $2.22 per Mcf. During the year-to-date, our average realized oil prices increased 21.8 percent to $45.89 per barrel, average realized natural gas liquids prices rose 51.9 percent to an average price of $0.41 per gallon and average realized natural gas prices increased 29.2 percent to $2.30 per Mcf.

We periodically enter into derivative commodity instruments to hedge our exposure to price fluctuations on oil, natural gas liquids and natural gas production. Such instruments may include over-the-counter swaps and basis swaps typically executed with investment and commercial banks and energy-trading firms.

As of September 30, 2017 (except as noted), Energen had entered into the following transactions for the remainder of 2017 and subsequent years:

Production Period	Description	Total Hedged Volumes		Average Contract Price	Fair Value (in thousands)
Oil
2017	NYMEX Swaps	2,010	MBbl	$50.68 Bbl	$(2,589)
	NYMEX Three-Way Collars	1,200	MBbl		177
	Ceiling sold price (call)			$62.18 Bbl
	Floor purchased price (put)			$45.00 Bbl
	Floor sold price (put)			$35.00 Bbl
2018	NYMEX Three-Way Collars	13,500	MBbl		1,512
	Ceiling sold price (call)			$60.04 Bbl
	Floor purchased price (put)			$45.47 Bbl
	Floor sold price (put)			$35.47 Bbl
2019	NYMEX Three-Way Collars	1,440	MBbl		*
	Ceiling sold price (call)			$58.61 Bbl
	Floor purchased price (put)			$45.00 Bbl
	Floor sold price (put)			$35.00 Bbl
Oil Basis Differential
2017	WTI/WTI Basis Swaps	2,970	MBbl	$(0.68) Bbl	(285)
2018	WTI/WTI Basis Swaps	10,800	MBbl	$(1.01) Bbl	(5,166)
2019	WTI/WTI Basis Swaps	1,440	MBbl	$(0.53) Bbl	*
Natural Gas Liquids
2017	Liquids Swaps	20.8	MMGal	$0.57 Gal	(3,802)
2018	Liquids Swaps	105.8	MMGal	$0.59 Gal	(7,214)

Natural Gas
2017	Basin Specific Swaps - Permian	3.9	Bcf	$2.85 Mcf	1,217
2017	NYMEX Swaps	0.5	Bcf	$3.29 Mcf	107
2018	Basin Specific Swaps - Permian	3.6	Bcf	$2.56 Mcf	255
Natural Gas Basis Differential
2017	Permian Swaps	0.5	Bcf	$(0.29) Mcf	103
Derivative contracts (closed but not cash settled)					(407)
Total net derivative asset					$(16,092)
WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing
*Contracts entered into subsequent to September 30, 2017

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

Interest rate risk: Our interest rate exposure as of September 30, 2017 primarily relates to our syndicated credit facility with variable interest rates. As of September 30, 2017, the Company had $238 million outstanding under its revolving credit facility. The weighted average interest rate for amounts outstanding at September 30, 2017 was 2.5 percent. All long-term debt obligations, other than our credit facility, were at fixed rates at September 30, 2017.

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

On September 12, 2017, Energen filed a complaint for declaratory and injunctive relief against Corvex Management LP (Corvex), a more than five percent shareholder of Energen. The complaint was filed in the Circuit Court of Jefferson County, Alabama. Corvex had made clear that it believed it was entitled to call a special meeting of Energen shareholders for the purposes of expanding the Company’s Board of Directors and electing directors to fill the vacancies created by such expansion. On October 31, 2017, the Court issued a declaratory judgment order affirming Energen’s position that Energen’s certificate of incorporation and related provisions of the laws of Alabama grant to the Energen Board the exclusive right to determine the number of directors within a range of 9 to 15 and to fill any vacancies resulting from an increase in the number of directors. Corvex filed an amendment to its Schedule 13D on November 3, 2017 indicating its intent to appeal the Court’s order to the Alabama Supreme Court.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans**
July 1, 2017 - July 31, 2017	2,106	*	$50.10	—	3,373,161
August 1, 2017 - August 31, 2017	52	*	47.65	—	3,373,161
September 1, 2017 - September 30, 2017	100	*	51.64	—	3,373,161
Total	2,258		$50.11	—	3,373,161
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

ITEM 5. OTHER INFORMATION

Executive Severance Agreements: Effective November 7, 2017, Energen entered into Executive Severance Agreements (the Severance Agreements) with certain officers, including each of Messrs. McManus, Porter, Richardson and Godsey, providing for severance compensation in the event of termination prior to the occurrence of a change in control event. Following the occurrence of a change in control event, Energen’s existing Severance Compensation Agreements (the CIC Agreements) will be the operative documents. The Severance Agreements have a term ending December 31, 2020. In the event the Company terminates a named executive officer’s employment other than for Cause, death or Disability, or such officer terminates his or her employment for Good Reason (as each term is defined in the Severance Agreements), then, following execution of a release by such officer, Energen shall pay such officer the following: (i) a multiple of the officer’s salary and target bonus; (ii) prorated target bonus for the year of termination; and (iii) a minimum of 12 months of medical premiums. In addition, the officer remains entitled to indemnification by Energen to the fullest extent permitted under applicable law, and, for at least six years following the date of termination, Energen shall continue to provide D&O insurance coverage to the officer at a level no less favorable than in effect as of the effective date of the Severance Agreement. Any such termination shall be treated as a Qualified Termination as defined in the Energen Corporation Stock Incentive Plan (the Stock Incentive Plan). Mr. McManus’ payment is subject to a multiple of 2.0 with 24 months of medical premiums, Messrs. Porter and Richardson have a multiple of 1.5 with 18 months of medical premiums, and Mr. Godsey has a multiple of 1.0 with 12 months of medical premiums. Finally, in the event a “Change in Control” (as defined in the CIC Agreements) occurs within one (1) year of an officer’s termination without Cause or for Good Reason, the officer will receive, without duplication, the compensation and benefits the officer would have received had the officer been terminated following such Change in Control under the terms of the CIC Agreements.
For purposes of the Severance Agreements, “Cause” is defined as: (i) the willful and continued failure of the officer to substantially perform the officer’s duties with Energen and its affiliates (other than any such failure resulting from the officer’s incapacity due to physical or mental illness) after a written demand for substantial performance is delivered to the officer specifically identifying the manner in which the officer has not substantially performed the officer’s duties; (ii) the officer engaging in willful misconduct that it demonstrably injurious to Energen and its affiliates monetarily or otherwise; or (iii) the conviction of the officer of a felony. The Severance Agreements state that “no act or failure to act, on the part of the Executive, shall be considered “willful” unless it is done, or omitted to be done, by Executive in bad faith or without reasonable belief that Executive’s action or omission was in the best interests of” Energen. If curable, an officer may only be terminated if such action or omission has not been cured by the officer within thirty (30) days following written notice from Energen. Further, terminations for Cause must be approved by the affirmative vote of not less than two-thirds of the entire membership of the board of directors (excluding the officer, if he is then a member of the board), which determination by the board shall be subject to de novo review by a court of law. “Good Reason” has the same definition as is contained in Energen’s CIC Agreements.
Stock Incentive Plan Amendments: Also effective November 7, 2017, the Board of Directors of Energen approved certain technical and administrative amendments to Sections 1, 2, and 8.4 of the Stock Incentive Plan. The changes to the Stock Incentive Plan include (i) revising the definition of “Cause” to clarify that “no act or failure to act” shall be determined “willful” unless the Participant’s action or failure to take action was in “bad faith or without reasonable belief” that such action or omission was in the best interest of Energen, and (ii) adding language that confirms the Committee may provide for different or supplemental terms and conditions with respect to termination of employment to any Performance Share Award at the time of grant. The form of Severance Agreement and the Energen Corporation Stock Incentive Plan, as amended, are filed as Item 6 Exhibits to this Quarterly Report on Form 10-Q. The summary of the Severance Agreements and amendments to the Stock Incentive Plan are qualified in their entirety by reference to the full text of such agreements.
Compensation Recoupment Policy: Also effective November 7, 2017, the Board of Directors of Energen adopted an officer compensation recoupment policy. The Policy provides that if the Board determines that fraud, illegal conduct, intentional misconduct or gross neglect by a current or former officer of Energen was a significant contributing factor to a restatement of Energen’s financial statements, the Board may recoup from the officer an amount that the Board deems appropriate. The policy is applicable to incentive compensation payable with respect to periods commencing, or having award or grant dates, on or after January 1, 2018. Recoupment shall be made from applicable compensation through one or more of the following actions: (a) requiring repayment by such officer to Energen of all or a portion of cash incentive payments made to, or on behalf of, the officer with respect to the most recent fiscal year for which such payments have been made as of the date of the Board’s recoupment decision; or (b) canceling all or a portion of such officer’s short-term and long-term incentive awards under Energen’s compensation plans, agreements, arrangements or policies that remain unpaid or unvested as of the date of the Board’s recoupment decision.

ITEM 6. EXHIBITS

10(a)
Form of Executive Severance Agreement between Energen Corporation and its named executive officers except Mr. Woodruff.  The agreements provide for (i) a salary and bonus multiple of 2.0 for Mr. McManus, 1.5 for Messrs. Porter and Richardson, and 1.0 for Mr. Godsey, and (ii) 24 months of medical premiums for Mr. McManus, 18 months for Messrs. Porter and Richardson, and 12 months for Mr. Godsey.

10(b)		Energen Corporation Stock Incentive Plan (as amended effective November 7, 2017).
31(a)	-	Section 302 Energen Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31(b)	-	Section 302 Energen Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32	-	Section 906 Energen Corporation Certification pursuant to 18 U.S.C. Section 1350
101.INS	-	XBRL Instance Document
101.SCH	-	XBRL Taxonomy Extension Schema Document
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGEN CORPORATION

November 8, 2017	By	/s/ J. T. McManus, II
J. T. McManus, II Chairman, Chief Executive Officer and President of Energen Corporation

November 8, 2017	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr. Vice President, Chief Financial Officer and Treasurer of Energen Corporation

November 8, 2017	By	/s/ Russell E. Lynch, Jr.
Russell E. Lynch, Jr. Vice President and Controller of Energen Corporation