Form 10-K
period 2017-12-31
ENERGEN CORP
filed 2018-02-28
CIK 277595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

Commission file number 1-7810
Energen Corporation
(Exact name of registrant as specified in its charter)

Alabama	63-0757759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

605 Richard Arrington Jr. Boulevard North, Birmingham, Alabama	35203-2707
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code
(205) 326-2700

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ N0 ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017: $4,841,310,230
Number of shares outstanding of the registrant’s common stock as of February 20, 2018: 97,404,730 shares

DOCUMENTS INCORPORATED BY REFERENCE
Energen Corporation’s Definitive Proxy Statement for its 2018 Annual Meeting of Shareholders (Part III, Item 10-14)

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

Developed Acreage	The number of acres that are allocated or assignable to productive wells or wells capable of production.

Development Costs	Costs necessary to gain access to, prepare and equip development wells in areas of proved reserves.

Development Well	A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

Downspacing	An increase in the number of available drilling locations as a result of a regulatory commission order.

Dry Well	An exploratory or a development well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

Exploration Expenses	Costs primarily associated with drilling unsuccessful exploratory wells in undeveloped properties or exploratory geological and geophysical activities.

Exploratory Well
A well drilled to find and produce oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

Field	An area consisting of a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

Formation	A layer of rock which has distinct characteristics that differ from nearby rock.

Futures Contract
An exchange-traded contractual arrangement to buy or sell a standard quantity and quality of a commodity at a specified future date and price. Such contracts offer liquidity and minimal credit risk exposure but lack the flexibility of swap contracts.

Gross Well or Acre	A well or acre in which a working interest is owned.

Hedging	The use of derivative commodity instruments such as futures, swaps, options and collars to help reduce financial exposure to commodity price volatility.

Horizontal Drilling	A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle with a specified interval.

Hydraulic Fracturing	The process of creating and preserving a fracture or system of fractures in a reservoir rock typically by injecting a fluid under pressure through a wellbore and into the targeted formation.

LIBOR	London Interbank Offered Rate.

MBbl	One thousand barrels of oil.

MBOE	One thousand BOE.

MBOE/d	One thousand BOE per day.

Mcf	One thousand cubic feet of natural gas.

MMBOE	One million BOE.

MMcf	One million cubic feet of natural gas.

MMcfe	One million cubic feet of natural gas equivalent.

MMgal	One million gallons of natural gas liquids.

Natural Gas Liquids (NGL)	Liquid hydrocarbons that are extracted and separated from the natural gas stream. NGL products include ethane, propane, butane, natural gasoline and other hydrocarbons.

Net Well or Acre	A net well or acre is deemed to exist when the sum of fractional ownership working interests in a gross well or acre equals one.

NYMEX	New York Mercantile Exchange.

Operational Enhancement	Any action undertaken to improve production efficiency of oil and natural gas wells and/or reduce well costs.

Operator	The company responsible for exploration, development and production activities for a specific project.

Pay-Add	An operation within a currently producing wellbore that attempts to access and complete an additional pay zone(s) while maintaining production from the existing completed zone(s).

Pay Zone	The stratigraphic horizon from which oil and natural gas is produced.

Production (Lifting) Costs	Costs incurred to operate and maintain wells.

Productive Well	An exploratory or a development well that is not a dry well.

Proved Developed Reserves	The portion of proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.

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

Wellbore	The hole drilled by the bit that is equipped for oil and natural gas production on a completed well. Also called well or borehole.

Working Interest	Ownership interest in the oil and natural gas properties that is burdened with the cost of development and operation of the property.

Workover	A major remedial operation on a completed well to restore, maintain, or improve the well’s production such as deepening the well or plugging back to produce from a shallow formation.

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

•
uncertainties about our ability to successfully execute our business and financial plans and strategies, including but not limited to our ability to economically develop our proved oil, natural gas liquids and natural gas reserves and to replace those reserves as scheduled as well as our ability to project future rates of production and the timing of development expenditures;

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

Energen was incorporated in 1978 in connection with a corporate reorganization completed in 1979 which resulted in Energen becoming the parent company to Energen Resources, which was formed in 1971, and Alabama Gas Corporation (Alagasco). In 2014, Alagasco was sold to The Laclede Group, Inc., (now Spire Inc.).

Energen maintains a web site with the address www.energen.com. Information contained on this web site is not incorporated by reference into this report. Energen makes available free of charge through its web site its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. Also, these reports are available in print upon shareholder request. These reports are available as soon as reasonably practicable after being electronically filed with or furnished to the Securities and Exchange Commission. Energen’s web site also includes its Business Conduct Guidelines, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter and Governance and Nominations Committee Charter, each of which is available in print upon shareholder request.

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

At the end of 2017, Energen’s proved reserves totaled 444 MMBOE. Substantially all of these proved reserves are located in the Permian Basin in west Texas and New Mexico. Approximately 57 percent of Energen’s year-end proved reserves are proved developed reserves. Energen’s proved reserves have a year-end proved reserves-to-production ratio of 16 years. Oil, natural gas liquids and natural gas represent approximately 58 percent, 20 percent and 22 percent, respectively, of Energen’s proved reserves.

Property Acquisitions and Dispositions: During 2017, Energen completed a total of $273.3 million in various purchases and renewals of unproved acquisitions, which are accounted for as asset acquisitions, including approximately $217.4 million in the Delaware Basin and approximately $36.9 million in the Midland Basin for unproved leasehold and $19.0 million for mineral purchases primarily in the Delaware Basin. Energen completed an estimated $143.7 million in various purchases and renewals of unproved leasehold largely in the Permian Basin, including approximately $77 million of acreage purchased in Lea County, New Mexico, during 2016. Energen completed an estimated total of $85.7 million in various purchases of unproved leasehold largely in the Permian Basin during 2015.

During 2016, Energen completed a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico for an aggregate purchase price of $552 million. These transactions had closing dates of June 3, 7, 30, July 15 and August 9 of 2016 with various effective dates ranging from March 1, 2016 to June 30, 2016. Minor portions of the assets were transferred to other parties upon the exercise of preferential purchase rights under pre-existing joint operating agreements in the ordinary course of business. Pre-tax proceeds to Energen were approximately $532.2 million after purchase price adjustments of approximately $19 million related to the operations of the properties subsequent to the effective dates and other one-time adjustments including transfer payments and certain amounts due the buyer, but before consideration of transaction costs of approximately $5 million. In the years ended December 31, 2017 and 2016, Energen recognized pre-tax post-closing adjustment losses of $0.6 million and pre-tax gains of $246.3 million, respectively, on the sales. Energen used the proceeds from the sale to fund ongoing operations.

In March 2015, Energen completed the sale of the majority of its natural gas assets in the San Juan Basin in New Mexico and Colorado (effective as of January 1, 2015) for an aggregate purchase price of $395 million. The sales proceeds were reduced by purchase price adjustments of approximately $11 million related to the operations of the San Juan Basin properties subsequent to December 31, 2014 and one-time adjustments related primarily to liabilities assumed by the buyer, which resulted in pre-tax proceeds to Energen of approximately $384 million before consideration of transaction costs of approximately $2.8 million. Energen recognized a pre-tax gain of $27.0 million on the sale. Energen used the proceeds from the sale to reduce long-term indebtedness.

Growth Strategy: Energen is focused on increasing its oil, natural gas liquids and natural gas production and proved reserves largely through active development and/or exploratory programs in the Permian Basin. The Company seeks to expand its footprint primarily through acquisitions of proved properties and unproved leasehold within areas of existing operations. Energen operated approximately 97 percent of its proved reserves at December 31, 2017.

Energen’s capital spending plans for 2018 target an investment ranging from $1.1 billion to $1.3 billion (excluding acquisitions), the bulk of which will focus on drilling and development activities on its existing properties, all targeting the liquids-rich Permian Basin. Energen may choose to allocate additional capital during the year for property acquisitions and/or increased drilling and development activities.

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

During the three years ended December 31, 2017, Energen’s development and exploratory efforts have added 312 MMBOE of proved reserves. During the same period, we drilled 405 gross development, exploratory and service wells (including one sidetrack well) and 26 well recompletions and pay-adds. In 2017, Energen’s successful development and exploratory wells and other activities added approximately 115.5 MMBOE of proved reserves; Energen drilled 128 gross development, exploratory and service wells, performed 1 well recompletion and pay-add, and conducted other operational enhancements. Energen’s production totaled 27.8 MMBOE in 2017. In 2018, production is estimated to range from 33.4 MMBOE to 36 MMBOE, with a midpoint of 34.7 MMBOE, including approximately 27.8 MMBOE of estimated production from proved reserves owned at December 31, 2017. Production estimates do not include amounts for potential acquisitions.

Drilling Activity: The following table sets forth the total number of net productive and dry exploratory and development wells drilled:

Years ended December 31,	2017	2016	2015
Development:
Productive	9.6	18.5	50.8
Dry	—	—	—
Total	9.6	18.5	50.8
Exploratory:
Productive	71.9	53.2	98.5
Dry	0.9	—	2.0
Total	72.8	53.2	100.5

Included in the 2017 net wells drilled above are 17 gross (16 net) drilled but uncompleted wells in the Midland Basin and 13 gross (12 net) drilled but uncompleted wells in the Delaware Basin, all of which we plan to complete in 2018. Included in the 2016 net wells drilled above are 42 gross (41 net) drilled but uncompleted wells in the Midland Basin and 17 gross (17 net) drilled but uncompleted wells in the Delaware Basin, all of which we completed in 2017. Included in the 2015 net wells drilled above are 2 gross (2 net) drilled but uncompleted wells in the Midland Basin, which we completed in 2017. As of December

31, 2017, Energen was participating in the drilling of 4 gross (4 net) development and 9 gross (5 net) exploratory wells. In addition to the development wells drilled, Energen drilled 10.0, 3.0 and 12.9 net service wells during 2017, 2016 and 2015, respectively. Energen had no gross service wells in process as of December 31, 2017.

Productive Wells and Acreage: The following table sets forth the total gross and net productive gas and oil wells as of December 31, 2017, and developed and undeveloped acreage as of the latest practicable date prior to year end:

	Gross	Net
Oil wells	4,987	3,425
Gas wells	131	22
Developed acreage	333,631	230,545
Undeveloped acreage	67,574	35,707

There were no wells with multiple completions at December 31, 2017. All wells and acreage are located onshore in the United States, with the majority of the net undeveloped acreage located in Texas and New Mexico.

Concentration of Credit Risk: Revenues and related accounts receivable from oil and natural gas operations primarily are generated from the sale of produced oil, natural gas liquids and natural gas to energy marketing companies. Such sales are typically made on an unsecured credit basis with payment due the month following delivery. This concentration of sales to the energy marketing industry has the potential to affect Energen’s overall exposure to credit risk, either positively or negatively, in that our oil, natural gas liquids and natural gas purchasers may be affected similarly by changes in economic, industry or other conditions. Energen considers the credit quality of its purchasers and, in certain instances, may require credit assurances such as a deposit, letter of credit or parent guarantee. The two largest purchasers of Energen’s oil, natural gas liquids and natural gas, Plains Marketing, LP (Plains) and Shell Trading (US) Company (Shell), accounted for approximately 50 percent and 18 percent, respectively, of Energen’s accounts receivable for commodity sales as of December 31, 2017. Energen’s other purchasers each accounted for less than 7 percent of these accounts receivable as of December 31, 2017. During the year ended December 31, 2017, Plains and Shell accounted for approximately 56 percent and 13 percent, respectively, of total revenues from oil, natural gas liquids and natural gas sales. All other oil and natural gas purchasers each accounted for less than 10 percent of total revenues for the year ended December 31, 2017.

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
The Company has approximately 390 employees. Energen believes that its relations with its employees are good.

ITEM 1A. RISK FACTORS

The future success and continued viability of our business, like any venture, is subject to many recognized and unrecognized risks and uncertainties. Such risks and uncertainties could cause actual results to differ materially from those contained in forward-looking statements made in this report or presented elsewhere by management. The following list identifies and briefly summarizes certain risk factors. The list should not be viewed as complete or comprehensive, as the risks below are not the only risks facing Energen. Energen could also be affected by other risks and uncertainties in addition to those described herein. If any of the following risks were to occur, our business, financial condition or results of operations could be materially adversely affected; and such events could impair our ability to implement business plans or complete development activities as scheduled. Further, the trading price of our shares could decline, and shareholders could lose part or all of their investment. In addition, such risks may prevent us from complying with our financial and non-financial covenants and may result in a default under our credit facility or other short-term or long-term debt.

We undertake no obligation to correct or update such risk factors whether as a result of new information, future events or otherwise. These risk factors should be read in conjunction with our disclosure specific to forward-looking statements made elsewhere in this report under the heading “Cautionary Statement Regarding Forward-Looking Statements”.

Risks Related to Our Business

Commodity prices for crude oil and natural gas are volatile, and a substantial reduction in commodity prices could adversely affect our financial condition and results of operations.

Our revenues, cash flows and earnings are influenced predominantly by the amount of oil, natural gas liquids and natural gas we produce, net of the effects of settlements on our derivative commodity instruments, and the prices we receive for production. Oil, natural gas liquids and natural gas are commodities and historical markets for oil, natural gas liquids and natural gas have been volatile, and prices are subject to wide fluctuations in response to changes in supply and demand.

In addition to reducing our revenue, cash flows and earnings, low prices for oil, natural gas liquids and natural gas may adversely affect us in a variety of other ways. For example, some of our exploration and development projects could become uneconomic, and we may also have to make significant downward adjustments to our estimated proved reserves and our estimates of the present value of those reserves. If these price effects occur, or if our estimates of production or economic factors change, accounting rules may require us to writedown, as a noncash impairment loss in our statements of income, the carrying value of our proved oil and natural gas properties. Lower commodity prices may also result in a reduction in the amount we are permitted to borrow under our credit facility and adversely impact our ability to meet financial ratios contained in our debt agreements, especially those calculated by reference to the value of our reserves, earnings or cash flows, which could reduce the amount we are permitted to borrow under our credit facility or result in an event of default under our debt agreements. We could also be required to reduce our capital spending on exploration and development, which will adversely affect our ability to replace our reserves and could result in the loss of leasehold. As more fully disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Credit Facility and Working Capital”, the Company discusses its plans regarding liquidity and covenant compliance for 2018.

Approximately 58 percent of our December 31, 2017 proved reserves are oil. As a result, changes in oil prices have a greater impact on our business than changes of comparable magnitude in natural gas prices. Commodity prices for oil, natural gas liquids and natural gas are reflections of supply and demand and are subject to many factors that are beyond our control, including:

•
the domestic and foreign supply of oil, natural gas liquids and natural gas, including the ability of the members of the Organization of the Petroleum Exporting Countries and other exporting countries to agree on and maintain oil price and production controls;

•	the level of consumer demand for oil, natural gas liquids and natural gas;

•	global or regional oil and natural gas inventory levels;

•	the availability, proximity and capacity of transportation facilities and processing facilities;

•	global economic conditions;

•	commodity price disparities between delivery points and applicable index prices;

•	the supply, demand and pricing of alternative sources of energy or fuels and the effects of energy conservation efforts or technological advances in energy consumption;

•	weather conditions;

•	changes in political conditions in major oil and natural gas producing regions; and

•	domestic, local and foreign governmental regulations and taxes.

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

There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures. Reserve estimation is a subjective process involving the estimation of volumes to be recovered from underground accumulations of oil and natural gas that are unable to be measured in an exact manner. The reserve estimation process is dependent upon and subject to multiple variables and assumptions, including:

•	oil, natural gas liquids and natural gas prices;

•	timing of development expenditures;

•	the quality, quantity and interpretation of available geological, geophysical and engineering data;

•	the geologic characteristics of the reservoirs;

•	future operating costs, property, severance, excise and other taxes and costs; and

•	the effects of compliance with regulatory and contractual requirements.
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

Drilling involves many risks, including the risk that no commercially productive oil or natural gas reservoirs will be located or economically developed. Our future drilling activities may not be successful and, if unsuccessful, such failure could have a material adverse effect on our future results of operations and financial condition. Anticipated drilling plans and capital expenditures may also be delayed, curtailed or canceled which could result in actual drilling and capital expenditures being substantially different than currently planned, due to:

•	delays resulting from compliance with regulatory or contractual requirements, which may include limitations on hydraulic fracturing or the emission of greenhouse gases;

•	unexpected or unusual pressure or irregularities in geological formations;

•	unexpected drilling conditions;

•	declines in oil, natural gas liquids or natural gas prices;

•	adverse weather conditions, such as tornadoes, lightning, flooding, snow and ice storms;

•	delays in, limited availability of, or cost to obtain personnel and equipment necessary to complete our drilling, completion and operating activities;

•	equipment or facility failures and accidents or malfunctions resulting in blowouts, fires, explosions, uncontrollable flows of oil, natural gas or well fluids, surface cratering and other events;

•	title related issues;

•	fracture stimulation failures;

•	restricted access to land for drilling;

•	reductions in availability of financing at acceptable rates;

•	strategic changes implemented by management; and

•	limitations in the market for oil, natural gas liquids and natural gas.

While all drilling, whether developmental, extension or exploratory, involves these risks, exploratory and extension drilling involve greater risks of dry holes or failure to find and exploit commercially productive quantities of oil and natural gas. We expect to continue to experience exploration and abandonment expense in 2018 and future years.

Our concentration of producing properties in the Permian Basin of west Texas and New Mexico makes us vulnerable to risks associated with operating in limited geographic areas.

At December 31, 2017, primarily all of our total estimated proved reserves were attributable to properties located in the Permian Basin of west Texas and New Mexico. As a result of this geographic concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in these areas caused by:

•	local, state and federal governmental regulation;

•	processing or transportation capacity constraints;

•	market limitations;

•	water shortages, including restrictions on water usage or other drought related conditions; or

•	interruption of the processing or transportation of oil, natural gas liquids or natural gas.

Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage.

Certain of the Company’s acreage is currently undeveloped. Unless production in paying quantities is established on units containing certain of these leases during their terms, the leases will expire. If our leases expire, we will lose our right to develop the related properties. Our drilling plans for these areas are subject to change based upon various factors, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory approvals.

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

Our exploration, development and acquisition activities are capital intensive and constitute the primary use of our capital resources. We make and expect to continue to make significant capital expenditures for the exploration, development and acquisition of oil, natural gas liquids and natural gas reserves. We have historically funded our capital expenditures through cash flows from operations, our credit facility or other borrowings, debt and equity markets and property sales. We expect that we will continue to fund a portion of our capital expenditures with borrowings under our credit facility, from the proceeds of debt and equity issuances and from proceeds of property sales. However, adverse changes in the commodity price environment or industry conditions may result in a lack of access to capital on attractive terms or at all. Thus, no assurance can be given that we will be able to access either the debt or equity capital markets, or be able to sell properties for attractive prices, to repay any such future borrowings.

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

The terms of our credit facility limit the amount we can borrow to a borrowing base amount which is determined by our lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria including commodity price outlook. The borrowing base amount is subject to redetermination semi-annually on April 1 and October 1 of each year and for event-driven unscheduled redeterminations. On April 13, 2016, the borrowing base and aggregate commitments were reduced to $1.05 billion in association with the semi-annual redetermination required under the agreement. On October 25, 2016, the borrowing base was reaffirmed with no changes. On April 21, 2017, the borrowing base was increased to $1.4 billion. The aggregate commitments under the credit facility did not change and remained at $1.05 billion. On November 9, 2017, the borrowing base was increased to $1.7 billion. The aggregate commitments under the credit facility did not change and remained at $1.05 billion. As of December 31, 2017, the Company had $255 million outstanding under its revolving credit facility. A lowering of our borrowing base could require us to immediately repay indebtedness in excess of the borrowing base, or we might need to further secure the lenders with additional collateral, if available. If our borrowing base decreases, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. If additional capital is needed to fund our capital expenditures, our ability to access the capital markets may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control.

We are also subject to financial and non-financial covenants under the terms of our credit facility. The financial covenants in our credit facility require Energen to maintain a ratio of total debt to consolidated income before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and other noncash income and expenses (EBITDAX) less than or equal to 4.0 to 1.0. As of December 31, 2017, we were in compliance with our covenants and expect to maintain compliance during 2018. However, in future periods, factors, including those outside of our control, may prevent us from maintaining compliance with the financial and non-financial covenants, including our total debt to EBITDAX covenant. Such factors may include commodity price declines, lack of liquidity in property and capital markets and our continuing ability to execute on our business plan. In the event that we are unable to remain in compliance with our financial and non-financial covenants, we would seek covenant relief at a scheduled redetermination date or at an interim date, as appropriate. However, no assurances can be given with respect to such relief. If any such covenant violations are not waived by the lenders such violation would result in an event of default that could trigger acceleration of payment of the amounts outstanding under our credit facility and long-term note agreements. Additionally, the lenders could refuse to make additional loans under the credit facility, take possession of any collateral, and exercise other remedies or rights that may be available to them, all of which could have a material adverse effect on the business and financial condition of the Company. As more fully disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Credit Facility and Working Capital”, the Company discusses its plans regarding liquidity and covenant compliance for 2018.

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

Inherent in our oil and natural gas production activities are a variety of hazards and operational risks, including but not limited to:

•	pipeline and storage leaks, ruptures and spills;

•	equipment malfunctions and mechanical failures;

•	fires and explosions;

•	well blowouts, explosions and cratering;

•	uncontrollable flows of oil, natural gas or well fluids;

•	vandalism;

•	pollution;

•	releases of toxic gases;

•	adverse weather conditions or natural disasters; and

•	soil, surface and water or groundwater contamination from petroleum constituents, hydraulic fracturing fluid, or produced water.

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

While the subject of climate change appeared to be a federal regulatory priority in years past, efforts at the federal level are currently focused on rolling back or repealing many environmental regulations including those related to climate change. However, many state and local governments remain focused on climate change, adopting new regulations to control emissions and otherwise legislate efforts to reduce climate change. If federal regulatory priorities shift and additional federal regulations are adopted, or if state and local legislation or regulatory programs to reduce emissions of greenhouse gases are adopted, it could require us to incur increased operating costs, such as those for purchasing and operating emissions control systems, acquiring emissions allowances or complying with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming and using oil and natural gas, and thereby negatively impact the demand for the oil, natural gas liquids and natural gas we produce. Consequently, legislation and regulatory programs related to greenhouse gases could adversely affect our production, revenues and results of operations.

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

The hydraulic fracturing process is typically regulated by state oil and gas commissions. Texas and New Mexico, two states in which we operate, have adopted, and other states have considered adopting, regulations that could impose new or stricter permitting, disclosure and well construction requirements on companies that perform hydraulic fracturing. Consideration and efforts to regulate hydraulic fracturing by local, state and federal authorities continue and local land use restrictions, such as county and city ordinances, may also restrict or prohibit any type of drilling or hydraulic fracturing. Federal legislation governing hydraulic fracturing activities has been somewhat limited. However, under the Safe Drinking Water Act’s Underground Injection Control Program, the EPA has assumed regulatory authority of hydraulic fracturing involving diesel additives and issued revised permitting guidance in February 2014 requiring facilities to obtain permits to use diesel additives in hydraulic fracturing activities. Legislation intended to provide for federal regulation of hydraulic fracturing and require disclosure of the chemicals used has been introduced and considered by the U.S. Congress. In December 2016, the EPA issued its final report on the relationship between hydraulic fracturing and drinking water resources and no further federal regulatory efforts have been undertaken since the issuance of that report. Continuing efforts to regulate hydraulic fracturing are most likely to be at the state and local government level. If federal restrictions, or additional state or local restrictions in the areas we operate, or plan to operate, are adopted, we may incur significant costs to comply with the requirements, experience delays or have to curtail our exploration, development, or production activities. Additionally, such restrictions could reduce the amount of oil and gas that we are able to recover from our proved reserves.

Our operations are dependent on the availability, use and disposal of water; and restrictions on our ability to acquire or dispose of water could cause us to incur substantial costs in the acquisition, usage and disposal of water.

Water is a key component of both the drilling and hydraulic fracturing processes. Historically, we have been able to obtain water from various local sources for use in our operations. Over the last decade, Texas has experienced periods of severe drought conditions that have persisted for several years. Local water districts may restrict the use of water subject to their jurisdiction for drilling and hydraulic fracturing in order to protect the local water supply during drought conditions. If we are unable to obtain water to use in our operations from local sources, we may have to incur substantial costs to produce oil and natural gas and it may make it uneconomical to produce in that area. Our drilling procedures produce water of which we must dispose. We could be unable to dispose of our wastewater or face increased costs and procedures for disposal as a result of changes in federal, state or local legislation governing the disposal of drilling wastewater.

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

We periodically review the carrying value of our proved and unproved oil and natural gas properties for possible impairment on a field-by-field basis. We monitor our oil and natural gas properties as well as the market and business environments in which we operate and make assessments about events that could result in potential impairment issues, which include, but are not limited to, downward commodity price trends, unanticipated increased operating costs and lower than expected production performance. If a material event occurs, we perform an evaluation to determine whether the asset is impaired. If the undiscounted net future cash flows determined by such evaluations are insufficient to fully recover the cost invested in the respective project, we will record an impairment loss in our statements of income. We recorded $1.7 million, $220.7 million and $1.3 billion of impairments during 2017, 2016 and 2015, respectively.

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

Derivatives reform legislation and associated regulation could negatively impact our ability to use derivative instruments as part of our risk management activities.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) established federal oversight and regulation of the over-the-counter derivatives markets and participants in such markets by the Commodities Futures Trading Commission (CFTC) and the SEC. The CFTC and the SEC have adopted, or are in the process of adopting, rules and regulations covering, among other derivative transactions, transactions linked to crude oil and natural gas prices.  Although the CFTC has adopted some final regulations, other regulations applicable to derivative transactions in which Energen engages have not been finally adopted or implemented, and we cannot predict the timing of adoption of final regulations.

The CFTC issued proposed regulations to set position limits for certain futures and options contracts in the major energy markets and for swaps that are their economic equivalents in October 2011. The CFTC’s initial regulations on position limits were vacated by the U.S. District Court for the District of Columbia in 2012, and the CFTC proposed new position limits in November 2013. The CFTC modified its commodity position limits proposal in May 2016 and the revised position limit regulations have not yet been adopted; however, the rules as proposed place limits on certain physical commodity swap contracts, subject to exceptions for bona fide hedging contracts. Until such time as the regulations are finalized, we cannot ascertain the impact of such regulations on our derivative activities.

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

We have identified drilling locations and prospects for future drilling, including development and exploratory drilling activities. Our ability to successfully and economically drill and develop these locations depends on a number of factors, including:

•	prices of oil, natural gas liquids and natural gas;

•	current laws or regulations or changes in the laws or regulations in or affecting the identified and prospective locations;

•	the availability and cost of capital;

•	seasonal and other weather conditions;

•	regulatory approvals;

•	negotiation of agreements with third parties;

•	access to and availability of required equipment, supplies and personnel; and

•	drilling results.

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

Energen operates in certain instances through joint ventures under joint operating agreements. Typically, the operator under a joint operating agreement enters into contracts, such as drilling contracts, for the benefit of all joint venture partners. Through the joint operating agreement, the non-operators reimburse, and, in some cases advance, the funds necessary to meet the contractual obligations entered into by the operator. For properties we do not operate, we have limited ability to control the operation or future development of the properties or the amount of capital expenditures that we are required to fund with respect to them. An operator’s failure to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in our best interest could reduce our production and revenues. The success and timing of our drilling and development activities on properties operated by others is dependent on a number of factors, including the operator's timing and amount of capital expenditures, expertise and financial resources, inclusion of other participants in drilling wells and use of technology. Our dependence on the operator and other working interest owners for these projects and our limited ability to control the operation and future development of these properties could negatively affect the realization of our expected returns on capital in drilling or acquisition activities and could lead to unexpected costs in the future.

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

Energen’s major area of operation is in the Permian Basin as highlighted on the above map.

The following table sets forth the production volumes, proved reserves and proved reserves-to-production ratio by area:

	Year ended
	December 31, 2017	December 31, 2017	December 31, 2017
	Production Volumes (MBOE)	Proved Reserves (MBOE)	Proved Reserves-to-Production Ratio
Permian Basin
Midland Basin	15,491	293,797	18.97 years
Delaware Basin	9,360	108,086	11.55 years
Central Basin Platform	2,870	41,137	14.33 years
Other	73	1,018	13.95 years
Total	27,794	444,038	15.98 years

The following table sets forth proved reserves by area as of December 31, 2017:

	Oil MBbl	NGL MBbl	Natural Gas MMcf	Total MBOE
Permian Basin
Midland Basin	165,816	64,566	380,493	293,797
Delaware Basin	55,637	22,742	178,240	108,086
Central Basin Platform	35,293	3,438	14,433	41,137
Other	264	33	4,323	1,018
Total	257,010	90,779	577,489	444,038

See Note 20, Oil and Natural Gas Operations (Unaudited), in the Notes to Financial Statements for the changes to proved reserves during the years ended December 31, 2017, 2016 and 2015 of oil, natural gas liquids and natural gas.

The following table sets forth proved developed reserves by area as of December 31, 2017:

	Oil MBbl	NGL MBbl	Natural Gas MMcf	Total MBOE
Permian Basin
Midland Basin	72,112	34,823	208,376	141,665
Delaware Basin	36,238	14,588	115,484	70,073
Central Basin Platform	35,293	3,438	14,433	41,137
Other	264	33	4,323	1,018
Total	143,907	52,882	342,616	253,893

The following table sets forth proved undeveloped reserves by area as of December 31, 2017:

	Oil MBbl	NGL MBbl	Natural Gas MMcf	Total MBOE
Permian Basin
Midland Basin	93,704	29,743	172,117	152,132
Delaware Basin	19,399	8,154	62,756	38,013
Total	113,103	37,897	234,873	190,145

The following table sets forth the reconciliation of proved undeveloped reserves:

Year ended December 31, 2017	Total MMBOE
Balance at beginning of period	154.2
Undeveloped reserves transferred to developed reserves	(18.0)
Revisions	22.7
Extensions and discoveries	31.2
Balance at end of period	190.1

Proved undeveloped reserves transferred to proved developed reserves reflect capital expenditures of approximately $107 million during the year ended December 31, 2017 in development of previously proved undeveloped reserves. Proved undeveloped reserves additions included proved undeveloped reserve locations one offset away from producing wells and proved undeveloped reserve locations that are more than one offset away from producing wells using reliable technology and where our geologic interpretation and experience indicate the reservoirs are continuous across those locations. The technologies associated with these additions to proved reserve estimates included analysis of well production data, geophysical data, wireline data, core data and interpretation of zonal analysis. Revisions total 22.7 MMBOE and include positive revisions of 17.6 MMBOE from extending lateral lengths of certain locations and 9.2 MMBOE due to changes in proved type curves due to improved well performance partially offset by negative revisions of 4.6 MMBOE of proved undeveloped reserves that will no longer be developed in the five-year time horizon.

Estimated proved reserves as of December 31, 2017 are based upon studies for each of our properties prepared by Company engineers and audited by Ryder Scott Company, L.P. (Ryder Scott), independent oil and gas reservoir engineers. Calculations were prepared using geological and engineering methods widely used and referred to by professionals in the industry and in accordance with SEC guidelines.

A Senior Vice President at Ryder Scott is the technical person primarily responsible for overseeing the audit of the reserves. The Senior Vice President has a Bachelor of Science degree in Mechanical Engineering and is a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers. He has been employed by Ryder Scott since 1982 and also serves as chief technical advisor of unconventional reserves evaluation. Energen Resources’ Vice President – Reservoir Engineering is the technical person primarily responsible for overseeing reserves on behalf of Energen. His background includes a Bachelor of Science degree in Civil Engineering and membership in the Society of Petroleum Engineers. He is a registered Professional Engineer in the state of Louisiana with more than 35 years of experience evaluating oil and natural gas properties and estimating reserves.

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

Net production forecasts are compared to historical sales volumes to check for reasonableness, and operating costs and severance taxes calculated in the reserve report are compared to historical accounting data to help ensure proper cost estimates are used. A reserve table is generated comparing the previous year’s reserves to current year reserve estimates to determine variances. This table is reviewed by the Vice President – Reservoir Engineering and the Chief Operating Officer of Energen Resources. Revisions and additions are investigated and explained.

Reserve estimates of proved reserves are sent to independent reservoir engineers for audit and verification. For 2017, approximately 99 percent of all proved reserves were audited by the independent reservoir engineers which audit engineering procedures, check the reserve estimates for reasonableness and check that the reserves are properly classified.

The following table sets forth the standard pressure base in pounds-force per square inch absolute (psia) for the significant states in which Energen has wells:

Texas	14.65 psia
New Mexico	15.025 psia

The following table sets forth the total net productive oil and natural gas wells by area as of December 31, 2017, and developed and undeveloped acreage as of the latest practicable date prior to year-end:

	Gross Wells	Net Wells	Net Developed Acreage	Net Undeveloped Acreage
Permian Basin
Midland Basin	1,213	1,112	85,904	8,903
Delaware Basin	324	204	43,016	18,892
Central Basin Platform and other	3,498	2,124	79,102	1,159
Other	83	7	22,523	6,753
Total	5,118	3,447	230,545	35,707

The following table sets forth expiration dates for gross and net undeveloped acreage at year end as of December 31, 2017:

	Years ending December 31,
	2018		2019		2020		Thereafter
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Permian
Midland Basin	6,545	3,057	2,092	2,415	3,672	1,882	2,514	1,549
Delaware Basin	11,984	7,240	9,335	4,696	8,791	3,795	4,140	3,161
Central Basin Platform and other	417	93	—	—	—	—	2,898	1,066
Other*	—	—	—	—	116	14	15,070	6,739
Total	18,946	10,390	11,427	7,111	12,579	5,691	24,622	12,515
*Other includes a total of 15,186 gross (6,753 net) acreages principally located in Alabama, Wyoming, Kentucky, Louisiana and Texas, where Energen does not currently have plans for development.

In the ordinary course of business based on our evaluation of certain geologic trends and prospective economics, we have allowed certain lease acreage to expire and may allow additional acreage to expire in the future.

At December 31, 2017, Energen had approximately 444 MMBOE total proved reserves which included 190.1 MMBOE of proved undeveloped reserves. We had approximately 37.5 MMBOE, or 19.7 percent, of our proved undeveloped reserves on leased acreage which is not held by production. The continuous development provisions of these leases extend the primary terms upon the satisfaction of certain conditions. These provisions generally require at least one well be drilled on such leases prior to the expiration of the primary term and that subsequent wells be drilled within a time period that is specific to each lease but ranges from 60 days to 180 days. Once a lease is fully developed, it remains in effect as long as production is maintained from the lease. Our drilling plans provide for the development of these proved undeveloped reserves prior to the expiration of the initial primary term or under the extended primary term as provided for under the continuous development provisions of our lease agreements.

ITEM 3.    LEGAL PROCEEDINGS

Energen and its affiliates are, from time to time, parties to various pending or threatened legal proceedings. Certain of these lawsuits include claims for punitive damages in addition to other specified relief. Various pending or threatened legal proceedings are in progress currently.

On September 12, 2017, Energen filed a complaint for declaratory and injunctive relief against Corvex Management LP (Corvex), at the time a more than ten percent shareholder of Energen. The complaint was filed in the Circuit Court of Jefferson County, Alabama. Corvex had made clear that it believed it was entitled to call a special meeting of Energen shareholders for the purposes of expanding the Company’s Board of Directors and electing directors to fill the vacancies created by such expansion. On October 31, 2017, the Court issued a declaratory judgment order affirming Energen’s position that Energen’s certificate of incorporation and related provisions of the laws of Alabama grant to the Energen Board the exclusive right to determine the number of directors within a range of 9 to 15 and to fill any vacancies resulting from an increase in the number of directors. Corvex filed a Notice of Appeal with the Circuit Court of Jefferson County, Alabama on November 13, 2017, appealing the Court’s order to the Alabama Supreme Court. Energen is contesting the appeal and arguing in favor of upholding the Court’s order.

See Note 12, Commitments and Contingencies, in the Notes to Financial Statements for further discussion with respect to legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

None

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position (1)
James T. McManus, II	59	Chairman, Chief Executive Officer and President of Energen (2)
Charles W. Porter, Jr.	53	Vice President, Chief Financial Officer and Treasurer of Energen (3)
John S. Richardson	60	President and Chief Operating Officer of Energen Resources (4)
John K. Molen	65	Vice President, General Counsel and Secretary of Energen (5)
David A. Godsey	63	Senior Vice President – Exploration and Geology of Energen Resources (6)
Davis E. Richards	62	Senior Vice President – Operations of Energen Resources (7)
Russell E. Lynch, Jr.	44	Vice President and Controller of Energen (8)

Notes:
(1) All executive officers of Energen have been employed by Energen or a subsidiary for the past five years except for Mr. Molen and Mr. Richards. Officers serve at the pleasure of the Board of Directors.

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

(5) Mr. Molen was employed by the Company in June 2017 as Vice President, Associate General Counsel and Assistant Secretary of Energen and Energen Resources. He was elected Vice President, General Counsel and Secretary of Energen and each of its subsidiaries effective January 1, 2018. He was an associate from 1978 to 1984 and a partner from 1984 to May 31, 2017 with the law firm of Bradley Arant Boult Cummings LLP.

(6) Mr. Godsey was employed by the Company in December 2012 as Senior Vice President – Exploration and Geology of Energen Resources. He served as Geoscience Manager Permian Basin for Cheasapeake Energy from April 2003 to December 2012. He also served from December 1999 to April 2003 as Project Geologist for EOG Resources, Inc.

(7) Mr. Richards was employed by the Company in October 2013 as Vice President – Drilling and Completions of Energen Resources. He was elected Senior Vice President – Operations of Energen Resources effective January 1, 2016. He became an executive officer of Energen effective January 1, 2018. He served in various capacities with Sonat Exploration Company from 1977 to 1999 and then with El Paso Exploration and Production Company from 1999 until 2012, with his last position being General Manager of Drilling. He also served as General Manager of Completions for EP Energy Corporation’s domestic operations from May 2012 until October 2013.

(8) Mr. Lynch has been employed by the Company in various capacities since 2001. He was elected Vice President and Controller of Energen effective January 1, 2009. He was elected Vice President and Controller of Energen Resources effective January 22, 2016.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Market Prices

Quarter ended	High	Low	Close
March 31, 2016	$42.76	$20.76	$36.59
June 30, 2016	$51.27	$34.03	$48.21
September 30, 2016	$60.00	$43.70	$57.72
December 31, 2016	$64.44	$47.88	$57.67
March 31, 2017	$60.21	$47.95	$54.44
June 30, 2017	$58.96	$46.25	$49.37
September 30, 2017	$55.22	$46.16	$54.68
December 31, 2017	$58.96	$48.59	$57.57

Energen’s common stock is listed on the New York Stock Exchange under the symbol EGN. At February 13, 2018, there were 3,778 holders of record of Energen common stock.

Dividends

In February 2016, we announced the discontinuance of dividend payments. Accordingly, we do not expect to pay cash dividends on Energen common stock in 2018. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and is based upon business conditions, results of operations, financial conditions and other factors. Energen may not pay dividends during an event of default, if the payment would result in an event of default or if availability is less than 10 percent of the loan limit under the credit facility.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes information concerning purchases of equity securities by the issuer:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans*
October 1, 2017 - October 31, 2017	—	$—	—	3,373,161
November 1, 2017 - November 30, 2017	—	—	—	3,373,161
December 1, 2017 - December 31, 2017	—	—	—	3,373,161
Total	—	$—	—	3,373,161
*By resolution adopted October 22, 2014, the Board of Directors authorized Energen to repurchase up to 3,600,000 shares of Energen common stock. The resolution does not have an expiration date and does not limit Energen’s authorization to acquire shares in connection with tax withholdings and payment of exercise price on stock compensation plans.

PERFORMANCE GRAPH
Energen Corporation — Comparison of Five-Year Cumulative Shareholder Returns

This graph compares the total shareholder returns of Energen, the Standard & Poor’s Composite Stock Index (S&P 500) and the Standard & Poor’s Supercomposite Oil & Gas Exploration & Production Index (S15OILP). The graph assumes $100 invested at the per-share closing price of the common stock on the New York Exchange Composite Tape on December 31, 2012, in the Company and each of the indices. Total shareholder return includes reinvested dividends.

As of December 31,	2012	2013	2014	2015	2016	2017
S&P 500	$100	$132	$150	$153	$171	$208
Energen	$100	$158	$144	$93	$130	$130
S15OILP	$100	$129	$112	$73	$97	$89

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data as set forth below should be read in conjunction with the consolidated financial statements and the Notes to Financial Statements included in this Form 10-K.

SELECTED FINANCIAL AND COMMON STOCK DATA

Years ended December 31, (dollars in thousands, except per share amounts)	2017	2016	2015	2014	2013
STATEMENT OF OPERATIONS
Total revenues	$961,045	$532,889	$878,554	$1,679,213	$1,206,293
Income (loss) from continuing operations	$306,828	$(167,513)	$(945,731)	$99,643	$141,881
Net income (loss)	$306,828	$(167,513)	$(945,731)	$568,032	$204,554
Diluted earnings per average common share from continuing operations	$3.14	$(1.77)	$(12.43)	$1.36	$1.96
Diluted earnings per average common share	$3.14	$(1.77)	$(12.43)	$7.75	$2.82
BALANCE SHEET
Total property, plant and equipment, net	$4,763,520	$4,061,552	$4,350,690	$5,199,137	$5,118,088
Total assets	$5,033,895	$4,579,823	$4,611,156	$6,138,258	$6,622,212
Long-term debt	$782,861	$527,443	$773,550	$1,038,563	$1,093,541
Total shareholders’ equity	$3,438,457	$3,120,602	$2,895,860	$3,414,604	$2,858,019
COMMON STOCK DATA
Cash dividends paid per common share	$—	$—	$0.08	$0.47	$0.58
Diluted average common shares outstanding (000)	97,707	94,476	76,078	73,275	72,471
Price range:
High	$60.21	$64.44	$77.12	$90.66	$89.92
Low	$46.16	$20.76	$39.99	$53.78	$44.46
Close	$57.57	$57.67	$40.99	$63.76	$70.75

SELECTED BUSINESS DATA

Years ended December 31, (dollars in thousands, except per unit data)	2017	2016	2015	2014	2013
Oil, natural gas liquids and natural gas sales from continuing operations
Oil	$814,470	$521,017	$631,663	$988,868	$961,055
Natural gas liquids	98,298	48,652	48,856	110,918	91,407
Natural gas	74,670	51,697	82,742	244,408	203,855
Total	$987,438	$621,366	$763,261	$1,344,194	$1,256,317
Open non-cash mark-to-market gains (losses) on derivative instruments
Oil	$(10,658)	$(57,148)	$(242,227)	$271,200	$(43,261)
Natural gas liquids	(9,011)	(6,868)	—	287	(652)
Natural gas	8,910	(7,174)	(39,525)	43,958	(3,919)
Total	$(10,759)	$(71,190)	$(281,752)	$315,445	$(47,832)
Closed gains (losses) on derivative instruments
Oil	$(11,364)	$(17,701)	$346,404	$4,377	$(52,694)
Natural gas liquids	(7,780)	—	—	6,218	10,795
Natural gas	3,510	414	50,641	8,979	39,707
Total	$(15,634)	$(17,287)	$397,045	$19,574	$(2,192)
Total revenues	$961,045	$532,889	$878,554	$1,679,213	$1,206,293
Production volumes from continuing operations
Oil (MBbl)	16,951	13,213	14,023	11,814	10,364
Natural gas liquids (MMgal)	220.7	163.5	170.7	172.3	135.8
Natural gas (MMcf)	33,528	27,204	35,604	58,602	58,104
Production volumes from continuing operations (MBOE)	27,794	21,639	24,022	25,684	23,281
Total production volumes (MBOE)	27,794	21,639	24,022	25,849	25,362
Proved reserves
Oil (MBbl)	257,010	199,575	210,691	181,227	164,870
Natural gas liquids (MBbl)	90,779	58,046	71,713	73,463	63,011
Natural gas (MMcf))	577,489	352,248	433,904	707,926	719,725
Total (MBOE)	444,038	316,329	354,722	372,678	347,835
Costs per BOE from continuing operations
Oil, natural gas liquids and natural gas production expenses	$6.61	$7.94	$9.51	$10.68	$11.06
Production and ad valorem taxes	$2.14	$1.98	$2.39	$3.97	$4.04
Depreciation, depletion and amortization	$17.39	$20.70	$24.72	$21.36	$19.45
Exploration expense	$0.36	$0.25	$0.62	$1.09	$0.60
General and administrative expense	$3.05	$4.42	$6.21	$4.75	$4.89
Capital expenditures (including acquisitions)	$1,189,342	$582,898	$1,114,808	$1,451,951	$1,120,753

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Energen is focused on increasing its oil, natural gas liquids and natural gas production and proved reserves through its active development and/or exploratory programs in the Permian Basin. The Company seeks to expand its footprint primarily through acquisitions of proved properties and unproved leasehold within areas of existing operations. All oil, natural gas liquids and natural gas production is sold to third parties. Energen operates properties for its own interest and that of its joint interest owners. This role includes overall project management and day-to-day decision-making relative to project operations.

FINANCIAL AND OPERATING PERFORMANCE

Overview of 2017 Results and Activities
Key results during 2017 were as follows:

•	realized higher commodity prices, including a 21.9 percent increase in oil prices to $48.05 per barrel and a 17.4 percent increase in natural gas prices to $2.23 per Mcf;

•	produced 27,794 MBOE in the current year as compared to 21,639 MBOE in the prior year, which included production in the prior year associated with sold properties of 1,658 MBOE;

•	recognized per unit declines of 31 percent and 16.8 percent in general and administrative (G&A) expense and oil, natural gas liquids and natural gas production expense, respectively; and

•
completed an estimated $273.3 million in various purchases and renewals of unproved leasehold in the Permian Basin, including approximately $217.4 million in the Delaware Basin and approximately $36.9 million in the Midland Basin for unproved leasehold and $19.0 million for mineral purchases primarily in the Delaware Basin.

Year ended December 31, 2017 vs year ended December 31, 2016
Energen’s net income for the year ended December 31, 2017 totaled $306.8 million ($3.14 per diluted share) compared to the year ended December 31, 2016 net loss of $167.5 million ($1.77 per diluted share). This change in net income was primarily the result of:

•	income tax benefit from the 2017 enactment of the Tax Cuts and Jobs Act (approximately $240 million);

•	increased realized oil and natural gas commodity prices (approximately $122 million after-tax);

•
non-cash impairments in 2016 on certain Permian Basin oil properties primarily in the Central Basin Platform (approximately $120.4 million after-tax) and the Delaware Basin (approximately $13.7 million after-tax);

•	higher oil, natural gas liquids and natural gas production volumes (approximately $114 million after-tax);

•
increased year-over-year after-tax gains of $39 million on open derivatives (resulting from an after-tax $6.9 million non-cash loss on open derivatives for 2017 and an after-tax $45.9 million non-cash loss on open derivatives for 2016);

•	decreased G&A expense (approximately $7 million after-tax);

•	non-cash impairments in 2016 on certain properties in the San Juan Basin (approximately $4.8 million after-tax);

•	gain in December 2017 from a lawsuit settlement over certain leasehold interests (approximately $4.1 million after-tax);

•	unproved leasehold writedowns in 2016 primarily on Permian Basin properties in the Delaware Basin and Central Basin Platform (approximately $3 million after-tax); and

•	period over period gain on closed derivatives (approximately $1 million after-tax);

partially offset by:

•	gain in 2016 on a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin (approximately $158.4 million after-tax);

•	higher depreciation, depletion and amortization (DD&A) expense (approximately $23 million after-tax);

•	higher production and ad valorem taxes (approximately $11 million after-tax);

•	higher oil, natural gas liquids and natural gas production expense (approximately $8 million after-tax); and

•	increased exploration expense (approximately $3 million after-tax).

Year ended December 31, 2016 vs year ended December 31, 2015
For the year ended December 31, 2016, Energen’s net loss totaled $167.5 million ($1.77 per diluted share) as compared to a net loss of $945.7 million ($12.43 per diluted share) in 2015. This change in net loss was primarily the result of:

•
non-cash impairments in 2015 on certain Permian Basin oil properties in the Delaware Basin (approximately $388.3 million after-tax) and in the Central Basin Platform (approximately $310.1 million after-tax);

•	gain in 2016 on a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin (approximately $158.4 million after-tax);

•
lower year-over-year after-tax losses of $135.3 million on open derivatives (resulting from an after-tax $45.9 million non-cash loss on open derivatives for 2016 and an after-tax $181.3 million non-cash loss on open derivatives for 2015);

•	lower depreciation, depletion and amortization (DD&A) expense (approximately $94 million after-tax);

•	non-cash impairments in 2015 on certain held for sale properties in the San Juan Basin (approximately $85.1 million after-tax);

•	lower oil, natural gas liquids and natural gas production expense (approximately $37 million after-tax);

•	decreased general and administrative (G&A) expense (approximately $34 million after-tax);

•	unproved leasehold writedowns in 2015 on San Juan Basin properties (approximately $24.3 million after-tax);

•	additional unproved leasehold writedowns in 2015 primarily on Permian Basin properties in the Delaware Basin (approximately $18.7 million after-tax);

•	lower production and ad valorem taxes (approximately $9 million after-tax);

•	lower exploration expense (approximately $6 million after-tax); and

•	decreased interest expense (approximately $4 million after-tax);

partially offset by:

•	period over period loss on closed derivatives (approximately $267 million after-tax);

•
non-cash impairments on certain Permian Basin oil properties primarily in the Central Basin Platform (approximately $120.4 million after-tax) and the Delaware Basin (approximately $13.7 million after-tax);

•	decreased realized oil and natural gas commodity prices (approximately $55 million after-tax);

•	lower oil, natural gas liquids and natural gas production volumes (approximately $37 million after-tax);

•	gain in 2015 on sale of the majority of our natural gas assets in the San Juan Basin (approximately $17.3 million after tax);

•	non-cash impairments on certain properties in the San Juan Basin (approximately $4.8 million after-tax); and

•	unproved leasehold writedowns primarily on Permian Basin properties in the Delaware Basin and Central Basin Platform (approximately $3 million after-tax).

Results of Operations
The following table summarizes information regarding our production and operating data.

Years ended December 31, (in thousands, except sales price and per unit data)	2017	2016	2015
Operating and production data from operations
Oil, natural gas liquids and natural gas sales
Oil	$814,470	$521,017	$631,663
Natural gas liquids	98,298	48,652	48,856
Natural gas	74,670	51,697	82,742
Total	$987,438	$621,366	$763,261
Open non-cash mark-to-market gains (losses) on derivative instruments
Oil	$(10,658)	$(57,148)	$(242,227)
Natural gas liquids	(9,011)	(6,868)	—
Natural gas	8,910	(7,174)	(39,525)
Total	$(10,759)	$(71,190)	$(281,752)
Closed gains (losses) on derivative instruments
Oil	$(11,364)	$(17,701)	$346,404
Natural gas liquids	(7,780)	—	—
Natural gas	3,510	414	50,641
Total	$(15,634)	$(17,287)	$397,045
Total revenues	$961,045	$532,889	$878,554
Production volumes
Oil (MBbl)	16,951	13,213	14,023
Natural gas liquids (MMgal)	220.7	163.5	170.7
Natural gas (MMcf)	33,528	27,204	35,604
Total production volumes (MBOE)	27,794	21,639	24,022
Average daily production volumes
Oil (MBbl/d)	46.4	36.1	38.4
Natural gas liquids (MMgal/d)	0.6	0.4	0.5
Natural gas (MMcf/d)	91.9	74.3	97.5
Total average daily production volumes (MBOE/d)	76.1	59.1	65.8
Permian Basin - Spraberry (Trend Area) Field production volumes (included in production volumes above)*
Oil (MBbl)	9,037	7,205	6,714
Natural gas liquids (MMgal)	127.4	105.3	86.7
Natural gas (MMcf)	17,717	16,163	13,338
Total production volumes (MBOE)	15,023	12,406	11,002
Permian Basin - Phantom Field production volumes (included in production volumes above)**
Oil (MBbl)	3,334	744	1,064
Natural gas liquids (MMgal)	64.9	12.5	15.1
Natural gas (MMcf)	11,337	2,548	2,155
Total production volumes (MBOE)	6,769	1,466	1,783
Average realized prices excluding effects of open non-cash mark-to-market derivative instruments
Oil (per barrel)	$47.38	$38.09	$69.75

Natural gas liquids (per gallon)	$0.41	$0.30	$0.29
Natural gas (per Mcf)	$2.33	$1.92	$3.75
Average realized prices excluding effects of all derivative instruments
Oil (per barrel)	$48.05	$39.43	$45.04
Natural gas liquids (per gallon)	$0.45	$0.30	$0.29
Natural gas (per Mcf)	$2.23	$1.90	$2.32
Costs per BOE
Oil, natural gas liquids and natural gas production expenses	$6.61	$7.94	$9.51
Production and ad valorem taxes	$2.14	$1.98	$2.39
Depreciation, depletion and amortization	$17.39	$20.70	$24.72
Exploration expense	$0.36	$0.25	$0.62
General and administrative	$3.05	$4.42	$6.21
*The Spraberry (Trend Area) Field in the Permian Basin contained 15 percent or more of Energen’s total proved reserves as of December 31, 2017, 2016 and 2015.
**The Phantom Field in the Permian Basin contained 15 percent or more of Energen’s total proved reserves as of December 31, 2017.

Revenues: Our revenues fluctuate primarily as a result of realized commodity prices, production volumes and the value of our derivative contracts. Our revenues are predominantly derived from the sale of oil, natural gas liquids and natural gas.

For the year ended December 31, 2017, oil, natural gas liquids and natural gas sales rose $366.1 million or 58.9 percent from the same period of 2016. Particular factors impacting commodity sales for 2017 include the following:

•
Total production increased 28.4 percent to 27.8 MMBOE during 2017. Increased production related to new well performance from the Delaware Basin and Midland Basin horizontal well programs was partially offset by reduced production associated with a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico and normal declines in the Delaware Basin 3rd Bone Spring, the Central Basin Platform and the vertical Wolfberry in the Midland Basin.

•	Oil volumes rose 28.3 percent to 16,951 MBbl during 2017.

•	Average realized oil prices in 2017 increased 21.9 percent to $48.05 per barrel.

•	Production of natural gas liquids rose 35 percent to 220.7 MMgal in 2017.

•	Average realized natural gas liquids prices rose 50 percent to an average price of $0.45 per gallon during 2017.

•	Natural gas production increased 23.2 percent to 33.5 Bcf in 2017.

•	Average realized natural gas prices in 2017 increased 17.4 percent to $2.23 per Mcf.

For the year ended December 31, 2016, oil, natural gas liquids and natural gas sales decreased $141.9 million or 18.6 percent from the same period of 2015. Particular factors impacting commodity sales for 2016 include the following:

•	Total production decreased 9.9 percent to 21.6 MMBOE during 2016.

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

Oil, natural gas liquids and natural gas production expense: The following table provides the components of our oil, natural gas liquids and natural gas production expenses:

Years ended December 31, (in thousands, except per unit data)	2017	2016	2015
Lease operating expenses	$125,618	$114,386	$140,010
Workover and repair costs	48,872	46,619	68,428
Marketing and transportation	9,207	10,709	19,942
Total oil, natural gas liquids and natural gas production expense	$183,697	$171,714	$228,380
Oil, natural gas liquids and natural gas production expense per BOE	$6.61	$7.94	$9.51

Lease operating expense generally reflects year-over-year increases in the number of active wells resulting from Energen’s ongoing development and exploratory activities and also may be positively or negatively impacted by property acquisitions and dispositions.

•
In 2017, lease operating expense increased $11.2 million largely due to increased water disposal costs (approximately $8.9 million), higher gathering costs (approximately $2.7 million), additional equipment rental costs (approximately $1.5 million) and increased electrical costs (approximately $0.9 million) partially offset by decreased producing overhead costs (approximately $2.3 million) and decreased chemical and treatment costs (approximately $1.2 million).

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

Workover and repair costs increased approximately $2.3 million in 2017 and decreased $21.8 million in 2016. In 2017, workover and repair costs remained relatively stable. Workover and repair costs in 2016 were lower largely due to lower incidence of well failures and reduced costs of services and materials.

In the years ended December 31, 2017 and 2016, marketing and transportation costs decreased $1.5 million and $9.2 million, respectively. The decline in 2017 was largely due to lower natural gas volumes as a result of the sale of certain San Juan Basin natural gas assets partially offset by higher volumes associated with the Delaware Basin. The decline in 2016 was largely due to lower natural gas volumes as a result of the sale of natural gas assets.

Production and ad valorem taxes: The following table provides details of our production and ad valorem taxes:

Years ended December 31, (in thousands, except per unit data)	2017	2016	2015
Production taxes	$47,888	$31,849	$38,197
Ad valorem taxes	11,559	11,089	19,183
Total production and ad valorem tax expense	$59,447	$42,938	$57,380
Total production and ad valorem tax expense per BOE	$2.14	$1.98	$2.39

Production and ad valorem taxes were $59.4 million, $42.9 million and $57.4 million during the years ended December 31, 2017, 2016 and 2015, respectively. In 2017, production-related taxes were $16 million higher with approximately $7 million attributed to increased commodity market prices and approximately $9.1 million attributed to higher production volumes. In 2016, production-related taxes were $6.3 million lower with approximately $2.6 million attributed to decreased commodity market prices and approximately $3.8 million attributed to lower production volumes. Commodity market prices exclude the effects of derivative instruments for purposes of determining production taxes. In 2017, ad valorem taxes increased $0.5 million. Decreased ad valorem taxes of $8.1 million in 2016 were primarily driven by the factor adjusted price impact on our Texas oil and natural gas properties.

Depreciation, depletion and amortization: Energen had DD&A expense of $483.4 million, $448.0 million and $593.8 million during the years ended December 31, 2017, 2016 and 2015, respectively. DD&A expense rose $35.4 million in 2017 and decreased $145.8 million in 2016. The average DD&A rates were $17.39 per BOE in 2017, $20.70 per BOE in 2016 and $24.72 per BOE in 2015. In 2017, higher production volumes increased DD&A expense approximately $126 million partially offset by lower per unit DD&A rates of approximately $90.2 million. The decrease in the 2016 per unit DD&A rate, which contributed approximately $86.6 million to the decrease in DD&A expense, was largely due to lower rates resulting from asset impairments. Decreased production volumes reduced DD&A expense approximately $58.3 million in 2016.

Asset impairment: Non-cash impairment writedowns are reflected in asset impairment in the consolidated statements of operations.

Permian Basin: During 2017, Energen recognized non-cash impairment writedowns in the Permian Basin of $1.1 million to adjust the carrying amount of these proved properties to their fair value.

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

For 2015, Energen recognized non-cash impairment writedowns on certain properties in the Permian Basin of $1,092.2 million to adjust the carrying amount of these properties to their fair value primarily due to commodity price declines. We estimate future discounted cash flows in determining fair value using commodity assumptions, which are based on the commodity price curve for five years and then escalated at 3 percent through our assumed price cap.

In 2017, Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties of $0.6 million. During 2016, Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties in the Delaware Basin and the Central Basin Platform of $4.8 million. Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties in the Delaware Basin of $29.2 million in 2015.

San Juan Basin: During the first quarter of 2016, Energen recognized non-cash impairment writedowns on held for sale properties in the San Juan Basin of $7.5 million to adjust the carrying amount of these properties to their fair value.

Energen recognized non-cash impairment writedowns on properties in the San Juan Basin of $133.1 million during the fourth quarter of 2015 to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows. These remaining properties were designated as held for sale as of December 31, 2015. During 2015, Energen recognized unproved leasehold writedowns on San Juan Basin properties of $37.9 million.

Exploration: The following table provides details of our exploration expense:

Years ended December 31, (in thousands, except per unit data)	2017	2016	2015
Geological and geophysical	$7,372	$5,032	$7,316
Dry hole costs	2,130	16	7,097
Delay rentals and other	573	367	465
Total exploration expense	$10,075	$5,415	$14,878
Total exploration expense per BOE	$0.36	$0.25	$0.62

Exploration expense increased $4.7 million in 2017 primarily due to higher seismic and dry hole costs. Exploration expense decreased $9.5 million during 2016 primarily due to lower dry hole costs and seismic costs.

General and administrative: The following table provides details of our G&A expense:

Years ended December 31, (in thousands, except per unit data)	2017	2016	2015
General and administrative	$19,399	$15,150	$30,578
Benefit and performance-based compensation costs	29,411	35,218	64,805
Labor costs	36,013	45,321	53,749
Total general and administrative expense	$84,823	$95,689	$149,132
Total general and administrative expense per BOE	$3.05	$4.42	$6.21

Total G&A expense declined $10.9 million in 2017 primarily due to lower labor costs (approximately $9.3 million) and decreased costs related to Energen’s benefit and performance-based compensation plans (approximately $5.8 million) partially offset by increased professional services (approximately $3.0 million). In 2016, total G&A expense decreased $53.4 million largely due to decreased costs from Energen’s benefit and performance-based compensation plans (approximately $29.6 million), lower labor costs (approximately $13.4 million), decreased legal expenses (approximately $5.4 million), decreased professional services (approximately $5.3 million), decreased recruiting expenses (approximately $1.2 million), lower insurance costs (approximately $1.1 million) and decreased vehicle expenses (approximately $1 million) partially offset by charges associated with the workforce reduction of $5.0 million. Included in costs from the benefit and performance-based compensation plans were pension costs of $3.3 million (all of which was settlement expense) and $31.3 million (including settlement expense of $29.8 million) for the years ended December 31, 2016 and 2015, respectively.

Gain on sale of assets and other, net: Energen had gains on the sale of assets and other of $13.0 million, $246.9 million and $26.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Gains on the sale of assets and other in the current year include a $4.4 million gain from the August 2017 sale of certain unproved leasehold properties in Wyoming and a$6.4 million gain from the December 2017 lawsuit settlement over certain leasehold interests.

During 2016, Energen completed a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico for an aggregate purchase price of $552 million. These transactions had closing dates of June 3, June 7, June 30, July 15 and August 9 of 2016 with various effective dates ranging from March 1, 2016 to June 30, 2016. Minor portions of the assets were transferred to other parties upon the exercise of preferential purchase rights under pre-existing joint operating agreements in the ordinary course of business. Pre-tax proceeds to Energen were approximately $532.2 million after purchase price adjustments of approximately $19 million related to the operations of the properties subsequent to the effective dates and other one-time adjustments including transfer payments and certain amounts due to the buyer, but before consideration of transaction costs of approximately $5 million. In the years ended December 31, 2017 and 2016, Energen recognized pre-tax post-closing adjustment losses of $0.6 million and pre-tax gains of $246.3 million on the sales, respectively. Energen used the proceeds from the sale to fund ongoing operations.

On March 31, 2015, Energen completed the sale of the majority of our natural gas assets in the San Juan Basin in New Mexico and Colorado (effective as of January 1, 2015) for an aggregate purchase price of $395 million. The sales proceeds were reduced by purchase price adjustments of approximately $11 million related to the operations of the San Juan Basin properties subsequent to December 31, 2014 and one-time adjustments related primarily to liabilities assumed by the buyer, which resulted in pre-tax proceeds to Energen of approximately $384 million before consideration of transaction costs of approximately $2.8 million. Energen recognized a pre-tax gain of $27.0 million on the sale. Energen used the proceeds from the sale to reduce long-term indebtedness. At December 31, 2014, proved reserves associated with these San Juan Basin held for sale properties totaled 69,038 MBOE.

Interest expense: Interest expense rose $1.5 million during 2017 primarily due to increased borrowings under our credit facility partially offset by reduced interest costs related to the January 2017 redemption of the $2.0 million of 7.40% Medium-term Notes, Series A, due July 24, 2017 and $5.0 million of 7.60% Medium-term Notes, Series A, due July 26, 2027 along with the scheduled reduction of $17.0 million of long-term debt in July 2017. Interest expense decreased $6 million during 2016 primarily due to decreased borrowings under our credit facility resulting from proceeds on asset sales and our first quarter 2016 equity offering. The average daily outstanding balance under credit facilities was $131.8 million in 2017. The average daily outstanding balance under credit facilities was $33.6 million in 2016 as compared to $358.9 million in 2015.

Income tax expense (benefit): Income tax expense decreased $119.8 million in 2017 largely due to the impact of the Tax Cuts and Jobs Act partially offset by higher pre-tax income. The Tax Cuts and Jobs Act was signed into law on December 22, 2017. The changes in tax rates and tax law are accounted for in the period of enactment. Accordingly, Energen recognized the impact as a discrete event in the fourth quarter of 2017 and remeasured its deferred tax assets and liabilities through income tax expense. Energen recorded a net provisional income tax benefit of $240 million for the impact of the Tax Cuts and Jobs Act, primarily from the corporate rate reduction. Income tax expense increased $455.4 million in 2016 primarily due to higher pretax income. In addition, the Company recorded $2 million and $2.5 million of tax expense for the change in the valuation allowance for our deferred tax assets as of December 31, 2017, and 2016, respectively, due to the uncertainty of their realization.

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

Net cash provided by operating activities: Energen’s net cash from operating activities totaled $569.4 million, $295.1 million and $719.3 million in 2017, 2016 and 2015, respectively. During 2017, net income was impacted by the increased price environment along with higher production volumes (including the impact of prior year asset sales). Net income was also impacted by certain non-cash charges including deferred income taxes, which were impacted by the Tax Cuts and Jobs Act, and the change in derivative fair values. Net income in 2016 was impacted overall by the decreased price environment and lower production volumes (including the impact of asset sales). Also affecting net income were certain non-cash charges including DD&A, asset impairment charges, deferred income taxes and the change in derivative fair value. The gain on sale of assets totaled $246.3 million in 2016. During 2015, net income was impacted by non-cash charges, including asset impairment charges, deferred income taxes and the change in derivative fair value. During 2015, operating cash flows were impacted by declining commodity prices. The Company’s working capital needs were also influenced by accrued taxes and the timing of payments and recoveries for all years and included pension contributions during 2016 and 2015.

Net cash used in investing activities: Energen made net investments of $1,183.0 million during 2017. Energen invested $276.8 million on a cash basis in property acquisitions including approximately $273 million of unproved leaseholds; $233.2 million for development costs including approximately $71 million to drill 19.6 net development and service wells; $668.4 million for exploration including approximately $411 million to drill 72.8 net exploratory wells. Included in the proceeds from asset sales in 2017 are cash proceeds of $4.4 million from the sale of certain unproved leasehold properties in Wyoming. Energen made net investments of $66.1 million during 2016. Energen invested $147.9 million on a cash basis in property acquisitions including approximately $143.8 million of unproved leaseholds; $89.1 million for development costs including approximately $42 million to drill 21 net development and service wells; $344.1 million for exploration including approximately $175 million to drill 53 net exploratory wells. Included in the proceeds from assets sales in 2016 are cash proceeds of $528.1 million from the series of asset sales of certain non-core Permian Basin assets in the Delaware Basin and in the San Juan Basin. During 2015, the Company made net investments of $847.3 million. Energen invested $87.4 million in property acquisitions including approximately $85.5 million of unproved leaseholds; $386.4 million for development costs (includes the reversal of approximately $17.2 million of accrued development cost) including approximately $139 million to drill 63 net development and service wells; and $753.1 million for exploration (includes the reversal of approximately $111.1 million of accrued exploration cost) including approximately $492 million to drill 100 net exploratory wells. Included in the proceeds from asset sales and the sale of Alabama Gas Corporation in 2015 are cash proceeds of $384 million from the sale of certain San Juan Basin assets and $8.6 million from the sale of Alagasco.

During 2016, Energen added 115.5 MMBOE of proved reserves from discoveries and other additions, primarily the result of exploratory and development drilling that increased the number of proved undeveloped locations in the Permian Basin. Energen added approximately 64 MMBOE and 133 MMBOE of proved reserves in 2016 and 2015, respectively.

Net cash provided by financing activities: The Company provided $228.0 million from net financing activities in 2017 primarily due to an increase in credit facility borrowings partially offset by the redemption of $2 million of 7.40% Medium-term Notes, Series A, due July 24, 2017 and $5 million of 7.60% Medium-term Notes, Series A, due July 26, 2027 along with $17 million of scheduled reductions in long-term debt in July 2017. The Company provided $155.9 million from net financing activities in 2016 primarily due to the issuance of 18,170,000 shares of common stock largely offset by the repayment of credit facility borrowings. In 2015, the Company provided $127.4 million from net financing activities primarily due to the issuance of 5,700,000 shares of common stock largely offset by the repayment of credit facility borrowings. For each of the years, net cash provided by financing activities reflected cash received from the issuance of common stock through the Company’s stock-based compensation plan and cash paid taxes on shares withheld. During 2015, net cash provided by financing activities also reflected dividends paid to common shareholders.

Capital Expenditures
Capital spending at Energen is detailed below.

Years ended December 31, (in thousands)	2017	2016	2015
Property acquisitions	$283,215	$147,733	$87,556
Development	233,247	89,101	370,331
Exploration	668,411	344,061	641,983
Other	4,469	2,003	14,938
Total	1,189,342	582,898	1,114,808
Less exploration expenditures charged to income	2,705	4,818	74,198
Net capital expenditures	$1,186,637	$578,080	$1,040,610

During 2017, 2016 and 2015, Energen completed a total of $273.3 million, $143.7 million and $85.7 million, respectively, in various purchases, leases and renewals of unproved leasehold largely in the Permian Basin.

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

We engage in derivative risk management activities in order to reduce the risk associated with commodity price fluctuations. Commodity hedges in place for 2018 and 2019 will help mitigate some of the commodity price volatility. See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for a full detail of our hedged volumes.

Production from the liquids rich Permian Basin in 2018 is estimated to range from 33.4 MMBOE to 36 MMBOE, with a midpoint of 34.7 MMBOE, including approximately 27.8 MMBOE of estimated production from proved reserves owned at December 31, 2017. Production estimates do not include amounts related to potential future acquisitions. In the event Energen is unable to fully invest in its capital investment opportunities, future operating revenues, production and proved reserves could be negatively affected.

Production volumes by commodity in 2018 are expected to be as follows:

Year ended December 31, 2018	MMBOE	MBOE/d
Oil	20.8	57
Natural gas liquids	6.6	18
Natural gas	7.3	20
Total (midpoint of range)	34.7	95

Total production from proved properties is expected to increase approximately 0.1 percent and total production from all properties owned at December 31, 2017 is expected to increase approximately 24.9 percent. Energen expects a compound annual decline rate for proved developed producing properties owned at December 31, 2017 for the 5 year period 2017 to 2022, for the 10 year period 2017 to 2027 and for the 20 year period 2017 to 2037 of approximately 15.5 percent, 11.9 percent and 9.3 percent, respectively. Various factors influence decline rates. For example, certain properties may have production curves that decline at faster rates in the early years of production and at slower rates in later years. Accordingly, the decline rate for a single year is influenced by numerous factors, including but not limited to, the mix of types of wells, the mix of newer versus older wells, and the effect of enhanced recovery activities, but it is not necessarily indicative of future decline rates. The above proved developed producing properties decline rate is not necessarily indicative of terminal decline rates on a long-term basis.

Revenues and related accounts receivable from oil and natural gas operations are generated primarily from the sale of produced oil, natural gas liquids and natural gas to energy marketing companies. Such sales are typically made on an unsecured credit basis with payment due the month following delivery. This concentration of sales to the energy marketing industry has the potential to affect Energen’s overall exposure to credit risk, either positively or negatively, in that our oil and natural gas purchasers may be affected similarly by changes in economic, industry or other conditions. Energen considers the credit quality of its customers and, in certain instances, may require credit assurances such as a deposit, letter of credit or parent guarantee.

Energen plans to continue investing capital in oil and natural gas production operations. For 2018, we expect our oil and natural gas capital spending to range from $1.1 billion to $1.3 billion, including approximately $238 million for the development of previously identified proved undeveloped reserves. Future success in maintaining and growing reserves and production is highly dependent on the results of our drilling program and our ability to add reserves economically during a volatile market for crude oil and natural gas.

Capital expenditures in the Permian Basin by area during 2018 are planned as follows:

Year ended December 31, (in millions)	2018
Midland Basin	$ 550-650
Delaware Basin	550-650
Total	$ 1,100-1,300

Energen anticipates drilling and/or completing the following operated net horizontal wells by area during 2018.

	Midland Basin	Delaware Basin	Total
Drilled but uncompleted wells as of December 31, 2017 (to be completed in 2018)	16	12	28
Wells drilled and completed during 2018	46	39	85
Drilled but uncompleted wells as of December 31, 2018	19	16	35

In addition, Energen plans to drill 7 vertical wells in the Midland Basin and complete 6 of them during 2018. Energen expects to run an average of 9 operated drilling rigs during 2018 to drill these wells.

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

Credit Facility and Working Capital
At December 31, 2017, we had $795 million of committed financing available under our credit facility. On September 2, 2014, Energen entered into a five-year syndicated secured credit facility with domestic and foreign lenders. On October 25, 2016, the borrowing base and aggregate commitments were reaffirmed at $1.05 billion each with no changes in association with the semi-annual redetermination required under the agreement. On April 21, 2017, the borrowing base was increased to $1.4 billion. The aggregate commitments under the credit facility did not change and remained at $1.05 billion. On November 9, 2017, the borrowing base was increased to $1.7 billion. The aggregate commitments under the credit facility did not change and remained at $1.05 billion. Energen’s obligations under the syndicated credit facility are unconditionally guaranteed by Energen Resources. To finance our operations, working capital and capital spending, we expect to use internally generated cash flow from operations supplemented, if necessary, by our existing five-year syndicated credit facility.

Access to capital is an integral part of Energen’s business plan. Energen may issue long-term debt and equity periodically to replace short-term obligations, enhance liquidity and provide for permanent financing. As of December 31, 2017, the Company had $255 million outstanding under its revolving credit facility. While we expect to have ongoing access to our credit facility and capital markets, continued access could be adversely affected by current and future economic and business conditions.

Our debt facilities are subject to certain financial and non-financial covenants as discussed in Note 3, Long Term Debt, in the Notes to Financial Statements. The financial covenants of the credit facility require Energen to maintain a ratio of total debt to consolidated income before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and other noncash income and expenses (EBITDAX) less than or equal to 4.0 to 1.0; and to maintain a ratio of consolidated current assets (adjusted to include amounts available for borrowings and exclude non-cash derivative instruments) to consolidated current liabilities (adjusted to exclude maturities under the credit facility and non-cash derivative instruments) greater than or equal to 1.0 to 1.0. We are also bound by covenants which limit our ability to incur additional indebtedness, make certain distributions or alter our corporate structure. Energen may not pay dividends if an event of default exists, if the payment would result in an event of default or if availability is less than 10 percent of the loan limit under the credit facility. Our credit facility also limits our ability to enter into commodity hedges based on projected production volumes. In addition, the terms of our credit facility limit the amount we can borrow to a borrowing base amount which is determined by our lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria including commodity price outlook. The borrowing base amount is subject to redetermination semi-annually and for event-driven unscheduled redeterminations. Our next scheduled redetermination is April 1, 2018.

Under Energen’s Indenture dated September 1, 1996 with The Bank of New York as Trustee, a cross default provision provides that any debt default of more than $10 million by Energen or Energen Resources will constitute an event of default by Energen. The Indenture does not include a restriction on the payment of dividends.

As of December 31, 2017, we were in compliance with our covenants and expect to maintain compliance during 2018. However, in future periods, factors including those outside of our control may prevent us from maintaining compliance with the financial and non-financial covenants, including our total debt to EBITDAX covenant. Such factors may include commodity price declines, lack of liquidity in property and capital markets and our continuing ability to execute on our business plan. The borrowing base on our credit facility is scheduled to be redetermined in April and October of 2018. In the event that we are unable to remain in compliance with our financial and non-financial covenants, we would seek covenant relief at a scheduled redetermination date or at an interim date, as appropriate. However, no assurances can be given with respect to such relief. If any such covenant violations are not waived by the lenders such violation would result in an event of default that could trigger acceleration of payment of the amounts outstanding under our credit facility and long term note agreements. Additionally, the lenders could refuse to make additional loans under the credit facility, take possession of any collateral, and exercise other remedies or rights that may be available to them, all of which could have a material adverse effect on the business and financial condition of the Company.

Under Energen’s credit facility, a cross default provision provides that any debt default of more than $75 million by Energen or Energen Resources will constitute an event of default by Energen.

At December 31, 2017, Energen reported negative working capital of $130.8 million arising from current liabilities of $322.2 million exceeding current assets of $191.4 million. Working capital at Energen was influenced by accounts payable and accrued capital costs. Energen has $71.4 million in current liabilities associated with its derivative financial instruments at December 31, 2017. Energen relies upon cash flows from operations supplemented by our credit facility to fund working capital needs.

Income Taxes
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act. This act significantly changed U.S. tax laws by, among other things, reducing the federal corporate income tax rate from 35 percent to 21 percent, repealing the corporate alternative minimum tax (AMT) for tax years beginning after December 31, 2017, and allowing full expensing for certain business assets acquired and placed in service after September 27, 2017, through 2022. These tax reform provisions, along with the ability to continue expensing intangible drilling costs in the year incurred, would favorably impact Energen’s future cash flows.

Energen recorded a net provisional income tax benefit of $240 million for the impact of the Tax Cuts and Jobs Act, primarily due to the corporate rate reduction and the remeasurement of Energen’s net deferred tax liability. Due to the repeal of the corporate AMT, existing AMT credits may be utilized to offset the regular income tax liability of a corporation effective for tax years beginning in 2018. In addition, AMT credits are refundable to the extent the AMT credits exceed regular tax liabilities in tax years 2018 through 2021 (fully allowed or refunded before 2022). Based on current projections which indicates that the credits will most likely not offset regular tax liabilities, Energen anticipates receiving cash refunds of its $70.7 million net minimum tax credit over the taxable periods 2018-2021 due to this change. The amount of the anticipated cash refund incorporates an estimate of the potential reduction in the refund due to the effect of sequestration, which is currently expected to apply in each of the years between 2018 and 2021.

While there are certain provisions of the Tax Cuts and Jobs Act, such as expanded limitations on executive compensation under IRC Section 162(m) and limitations on business interest deductions, especially in periods after 2021, which may unfavorably impact Energen’s future income tax provisions, the Company does not anticipate these tax law changes would have a material impact to its near-term cash flows.

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

(in thousands)	December 31, 2017	December 31, 2016
Shares outstanding	97,203	97,075
Treasury stock*	3,124	3,064
Shares issued	100,327	100,139
*Excludes 67,620 shares and 61,845 shares held in the 1997 Deferred Compensation Plan at December 31, 2017 and 2016, respectively.

Dividends
In February 2016, we announced the discontinuance of dividend payments. Accordingly, we do not expect to pay cash dividends on Energen common stock in 2018. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and is based upon business conditions, results of operations, financial conditions and other factors.

Employee Benefit Plans
Energen terminated its qualified defined benefit pension plan on January 31, 2015 and distributed benefits in December 2015. In February 2018, Energen received notice that the Pension Benefit Guaranty Corporation had completed its audit of the termination of the pension plan and of the distribution of plan assets noting no exceptions.

Energen’s non-qualified supplemental retirement plans were terminated effective December 31, 2014. Distributions under the plans were made in the first quarters of 2016 and 2015.

Stock Repurchase Authorization
The Company may periodically repurchase shares of its common stock through open market or negotiated purchases. Such repurchases would be pursuant to a 3,600,000 share repurchase authorization approved by the Board of Directors on October 22, 2014. There were no shares repurchased pursuant to its repurchase authorization for the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, a total of 3,373,161 shares remain authorized for future repurchase. The timing and amounts of any repurchases are subject to changes in market conditions and other business considerations. Energen also acquires shares in connection with withholdings from participants to satisfy tax obligations under Energen’s stock compensation plans. For the years ended December 31, 2017, 2016 and 2015, Energen acquired 60,762 shares, 88,320 shares and 73,126 shares, respectively, in connection with its stock compensation plans.

Contractual Cash Obligations and Other Commitments
In the course of ordinary business activities, Energen enters into a variety of contractual cash obligations and other commitments. The following table summarizes Energen’s significant contractual cash obligations, other than hedging contracts, as of December 31, 2017:

		Payments Due Before December 31,
(in thousands)	Total	2018	2019-2020	2021-2022	2023 and Thereafter
Long-term debt (1)	$785,000	$—	$255,000	$420,000	$110,000
Interest payments on debt	172,595	34,879	67,406	30,428	39,882
Operating leases	7,891	4,648	3,243	—	—
Asset retirement obligations (2)	515,783	16	—	—	515,767
Total contractual cash obligations	$1,481,269	$39,543	$325,649	$450,428	$665,649

(1) Long-term debt obligations include approximately $0.4 million of unamortized debt discounts as of December 31, 2017.
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

Under various agreements for third-party gathering, treatment, transportation or other services, Energen is committed to deliver minimum production volumes or to pay certain costs in the event the minimum quantities are not delivered. These delivery commitments are approximately 2.9 MMBOE through October 2020.

The contractual obligations reported above exclude Energen’s liability of $8.4 million related to Energen’s provision for uncertain tax positions. Energen cannot make a reasonably reliable estimate of the amount and period of related future payments for such liability.

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

Energen Resources appealed the Order in 2011, and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order and Energen Resources appealed the Revised Order. In the Revised Order, ONRR ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. At ONRR’s request; the Revised Order was also remanded in August 2015. On April 15, 2016 ONRR issued its Second Revised Order. The Second Revised Order directs Energen Resources to pay additional royalties of $189,000, replacing the previous demand of $129,700. Energen estimates that application of the ONRR position to all of the Company’s federal leases would result in ONRR claims up to approximately $24 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen is contesting the Second Revised Order, the predecessor orders and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of December 31, 2017.

Derivative Commodity Instruments
We periodically enter into derivative commodity instruments to hedge our exposure to price fluctuations on oil, natural gas liquids and natural gas production. Such instruments may include over-the-counter (OTC) swaps, options and basis swaps typically executed with investment and commercial banks and energy-trading firms. Derivative transactions are accounted for as mark-to-market transactions with gains and losses reported in gain (loss) on derivative instruments, net.

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net loss position with all fourteen of our active counterparties at December 31, 2017. Energen has policies in place to limit hedging to not more than 80 percent of our estimated annual production; however, Energen’s credit facility contains a covenant which operates to limit hedging at a lower threshold in certain circumstances.

Energen has prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the market value of crude oil, natural gas liquids and natural gas may have on the fair value of its derivative instruments. This analysis measured the impact on the commodity derivative instruments and, thereby, did not consider the underlying exposure related to the commodity. At December 31, 2017, Energen was in a net loss position of $80.3 million for derivative contracts and estimates that a 10 percent increase in the commodities prices would have resulted in an approximate $79.9 million change in the fair value of open derivative contracts and that a 10 percent decrease in the commodities prices would have resulted in an approximate $58.7 million change in the fair value of open derivative contracts; however, gains and losses on derivative contracts are expected to be similarly offset by sales at the spot market price. The hypothetical change in fair value was calculated by multiplying the difference between the hypothetical price and the contractual price by the contractual volumes and did not include the impact of related taxes on actual cash prices.

All derivatives are recognized at fair value under the fair value hierarchy as discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Financial Statements. Level 3 liabilities as of December 31, 2017 represent an immaterial amount of total assets and approximately 2 percent of total liabilities. Changes in fair value primarily result from price changes in the underlying commodity. Energen has prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its Level 3 instruments. We estimate that a 10 percent increase or decrease in commodity prices would result in an approximate $9.2 million change in the fair value of open Level 3 derivative contracts and to the results of operations.

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

Accounting for Oil and Natural Gas Producing Activities and Related Proved Reserves: Energen utilizes the successful efforts method of accounting for its oil and natural gas producing activities. Acquisition and development costs of proved properties are capitalized and amortized on a units-of-production basis over the remaining life of total proved and proved developed reserves. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas liquids and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The technologies associated with these proved reserve estimates are analysis of well production data, geophysical data, wireline and core data. Accordingly, these estimates do not include probable or possible reserves. Estimated oil and gas proved reserves are based on currently available reservoir data and are subject to future revision. Estimates of physical quantities of oil and natural gas proved reserves have been determined by Company engineers. Independent oil and natural gas reservoir engineers have audited the estimates of proved reserves of crude oil, natural gas liquids and natural gas attributed to Energen’s net interests in oil and natural gas properties as of December 31, 2017. The independent reservoir engineers have issued reports covering approximately 99 percent of the Company’s ending proved reserves and in their judgment these estimates were reasonable in the aggregate. Energen’s production of proved undeveloped reserves requires the drilling of development wells and the installation or completion of related infrastructure facilities.

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

The table below reflects an estimated increase in 2018 depreciation, depletion and amortization expense associated with an assumed downward revision in the reported oil and natural gas reserve amounts at December 31, 2017:

	Percentage Change in Proved Oil & Natural Gas Reserves From Reported Reserves December 31, 2017
(dollars in thousands)	-5%	-10%
Estimated increase in DD&A expense for 2018, net of tax	$16,393	$34,343

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

Certain impairments were recognized during 2017 as discussed under Asset Impairment in our Results of Operations. We estimate a further decline in our price assumptions by 10 percent from December 31, 2017 prices (assuming all other assumptions are held constant) would result in no additional expense. Other assumptions such as operating costs, transportation costs, well and reservoir performance, severance tax rates and ad valorem taxes, operating and development plans may also change given an assumed 10 percent commodity price decline. However, we are unable to estimate their correlation to the price change and these other assumptions may worsen or partially mitigate some of the estimated impairment.

Derivatives: Energen periodically enters into derivative commodity instruments to manage its exposure to oil, natural gas liquids and natural gas price volatility. Derivative transactions are accounted for as mark-to-market transactions with gains and losses reported in gain (loss) on derivative instruments, net. Energen does not enter into derivatives or other financial instruments for trading purposes. The use of derivative contracts to mitigate price risk may cause the Company’s financial position, results of operations and cash flow to be materially different from results that would have been obtained had such risk mitigation activities not occurred.

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

Commodity price risk: Energen’s major market risk exposure is in the pricing applicable to its oil and natural gas production. Historically, prices received for oil, natural gas liquids and natural gas production have been volatile due to world and national supply-and-demand factors, seasonal weather patterns and general economic conditions. Crude oil prices also are affected by quality differentials, by worldwide political developments and by actions of the Organization of the Petroleum Exporting Countries. Basis differentials, like the underlying commodity prices, can be volatile because of regional supply-and-demand factors, including seasonal factors and the availability and price of transportation to consuming areas. As impacted by such commodity price volatility during 2017, our average realized oil prices increased 21.9 percent to $48.05 per barrel, average realized natural gas liquids prices rose 50 percent to an average price of $0.45 per gallon and average realized natural gas prices increased 17.4 percent to $2.23 per Mcf.

We periodically enter into derivative commodity instruments to hedge our exposure to price fluctuations on oil, natural gas liquids and natural gas production. Such instruments may include over-the-counter swaps and basis swaps typically executed with investment and commercial banks and energy-trading firms.

As of December 31, 2017 (except as noted), Energen entered into the following transactions for 2018 and subsequent years:

Production Period	Description	Total Hedged Volumes		Average Contract Price	Fair Value (in thousands)
Oil
2018	NYMEX Three-Way Collars	13,500	MBbl		$(40,002)
	Ceiling sold price (call)			$60.04 Bbl
	Floor purchased price (put)			$45.47 Bbl
	Floor sold price (put)			$35.47 Bbl
2018	NYMEX Swaps	360	MBbl	$60.41 Bbl	*
2019	NYMEX Three-Way Collars	4,680	MBbl		(7,736)
	Ceiling sold price (call)			$60.84 Bbl
	Floor purchased price (put)			$45.00 Bbl
	Floor sold price (put)			$35.00 Bbl
	NYMEX Three-Way Collars	720	MBbl		*
	Ceiling sold price (call)			$66.03 Bbl
	Floor purchased price (put)			$50.00 Bbl
	Floor sold price (put)			$40.00 Bbl
Oil Basis Differential
2018	WTI/WTI Basis Swaps	10,800	MBbl	$(1.01) Bbl	(11,374)
2019	WTI/WTI Basis Swaps	4,680	MBbl	$(0.44) Bbl	(626)
2019	WTI/WTI Basis Swaps	360	MBbl	$(0.40) Bbl	*
Natural Gas Liquids
2018	Liquids Swaps	105.8	MMGal	$0.59 Gal	(15,355)
2019	Liquids Swaps	25.2	MMGal	$0.66 Gal	(524)
Natural Gas
2018	Basin Specific Swaps - Permian	3.6	Bcf	$2.56 Mcf	1,736

Derivative contracts (closed but not cash settled)	(6,384)
Total	$(80,265)
WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing
*Contracts entered into subsequent to December 31, 2017

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

Interest rate risk: Our interest rate exposure as of December 31, 2017 primarily relates to our credit facility with variable interest rates. As of December 31, 2017, the Company had $255 million outstanding under its credit facility. The weighted average interest rate for amounts outstanding at December 31, 2017 was 2.77 percent. All long-term debt obligations, other than our credit facility, were at fixed rates at December 31, 2017.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENERGEN CORPORATION

Schedules other than those listed above are omitted because they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Energen Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated financial statements, including the related notes of Energen Corporation and its subsidiaries listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama
February 28, 2018
We have served as the Company’s auditor since 1982.

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2017	December 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$439	$386,093
Accounts receivable, net	158,787	73,322
Inventories, net	13,177	14,222
Derivative instruments	—	50
Income tax receivable	6,905	27,153
Prepayments and other	12,085	5,071
Total current assets	191,393	505,911
Property, Plant and Equipment
Oil and natural gas properties, successful efforts method
Proved properties	8,466,708	7,543,464
Unproved properties	453,028	196,888
Less accumulated depreciation, depletion and amortization	(4,200,797)	(3,723,669)
Oil and natural gas properties, net	4,718,939	4,016,683
Other property and equipment, net	44,581	44,869
Total property, plant and equipment, net	4,763,520	4,061,552
Other postretirement assets	2,646	3,619
Noncurrent income tax receivable, net	70,716	—
Other assets	5,620	8,741
TOTAL ASSETS	$5,033,895	$4,579,823

The accompanying Notes to Financial Statements are an integral part of these statements.

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2017	December 31, 2016

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Long-term debt due within one year	$—	$24,000
Accounts payable	75,167	65,031
Accrued taxes	2,631	7,252
Accrued wages and benefits	26,170	25,089
Accrued capital costs	74,909	79,988
Revenue and royalty payable	54,072	51,217
Derivative instruments	71,379	65,467
Other	17,916	20,160
Total current liabilities	322,244	338,204
Long-term debt	782,861	527,443
Asset retirement obligations	88,378	81,544
Noncurrent derivative instruments	8,886	3,006
Deferred income taxes	387,807	495,888
Other long-term liabilities	5,262	13,136
Total liabilities	1,595,438	1,459,221
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, cumulative, $0.01 par value, 5,000,000 shares authorized	—	—
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 100,327,433 shares issued at December 31, 2017 and 100,138,797 shares issued at December 31, 2016	1,003	1,001
Premium on capital stock	1,388,082	1,372,569
Retained earnings	2,185,161	1,878,503
Accumulated other comprehensive income, net of tax
Postretirement plans	380	1,405
Deferred compensation plan	2,681	2,261
Treasury stock, at cost; 3,192,252 shares and 3,125,715 shares at December 31, 2017 and 2016, respectively	(138,850)	(135,137)
Total shareholders’ equity	3,438,457	3,120,602
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,033,895	$4,579,823

The accompanying Notes to Financial Statements are an integral part of these statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, (in thousands, except share data)	2017	2016	2015

Revenues
Oil, natural gas liquids and natural gas sales	$987,438	$621,366	$763,261
Gain (loss) on derivative instruments, net	(26,393)	(88,477)	115,293
Total revenues	961,045	532,889	878,554
Operating Costs and Expenses
Oil, natural gas liquids and natural gas production	183,697	171,714	228,380
Production and ad valorem taxes	59,447	42,938	57,380
Depreciation, depletion and amortization	483,376	447,961	593,789
Asset impairment	1,671	220,652	1,292,308
Exploration	10,075	5,415	14,878
General and administrative (including stock-based compensation of $15,402, $19,641 and $12,910 for the years ended December 31, 2017, 2016 and 2015, respectively)	84,823	95,689	149,132
Accretion of discount on asset retirement obligations	5,831	6,672	7,108
Gain on sale of assets and other, net	(13,011)	(246,922)	(26,570)
Total operating costs and expenses	815,909	744,119	2,316,405
Operating Income (Loss)	145,136	(211,230)	(1,437,851)
Other Income (Expense)
Interest expense	(38,366)	(36,899)	(43,108)
Other income	617	978	223
Total other expense	(37,749)	(35,921)	(42,885)
Income (Loss) Before Income Taxes	107,387	(247,151)	(1,480,736)
Income tax benefit	(199,441)	(79,638)	(535,005)
Net Income (Loss)	$306,828	$(167,513)	$(945,731)

Diluted Earnings Per Average Common Share	$3.14	$(1.77)	$(12.43)
Basic Earnings Per Average Common Share	$3.16	$(1.77)	$(12.43)
Diluted Average Common Shares Outstanding	97,707,408	94,475,797	76,078,371
Basic Average Common Shares Outstanding	97,182,477	94,475,797	76,078,371

The accompanying Notes to Financial Statements are an integral part of these statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, (in thousands)	2017	2016	2015

Net Income (Loss)	$306,828	$(167,513)	$(945,731)
Other comprehensive income (loss):
Pension and postretirement plans:
Amortization of prior service cost, net of tax of ($114), ($176) and $0, respectively	(340)	(289)	—
Amortization of net (gain) loss, including settlement costs, net of tax of $2, $1,168 and $10,676, respectively	8	1,890	19,828
Current period change in fair value of pension and postretirement plans, net of tax of ($233), ($279), and $1,779, respectively	(693)	(459)	3,305
Total pension and postretirement plans	(1,025)	1,142	23,133
Comprehensive Income (Loss)	$305,803	$(166,371)	$(922,598)

The accompanying Notes to Financial Statements are an integral part of these statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Premium on Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation Plan	Treasury Stock	Total Shareholders’ Equity
(in thousands, except share data)	Number of Shares	Par Value
BALANCE DECEMBER 31, 2014	75,875,711	$759	$564,438	$2,997,821	$(22,870)	$2,862	$(128,406)	$3,414,604
Net loss				(945,731)				(945,731)
Other comprehensive income					23,133			23,133
Purchase of treasury shares, net (73,206 shares)							(4,723)	(4,723)
Shares issued for:
Stock offering	5,700,000	57	398,563					398,620
Employee benefit plans	194,450	2	6,737					6,739
Deferred compensation obligation						(897)	897	—
Stock-based compensation			8,228					8,228
Tax benefit from employee stock plans			1,064					1,064
Cash dividends - $0.08 per share				(6,074)				(6,074)
BALANCE DECEMBER 31, 2015	81,770,161	818	979,030	2,046,016	263	1,965	(132,232)	2,895,860
Net loss				(167,513)				(167,513)
Other comprehensive income					1,142			1,142
Purchase of treasury shares, net (88,320 shares)							(2,609)	(2,609)
Shares issued for:
Stock offering	18,170,000	182	380,895					381,077
Employee benefit plans	198,636	1	6,857					6,858
Deferred compensation obligation						296	(296)	—
Stock-based compensation			6,043					6,043
Tax expense from employee stock plans			(256)					(256)
BALANCE DECEMBER 31, 2016	100,138,797	1,001	1,372,569	1,878,503	1,405	2,261	(135,137)	3,120,602
Net income				306,828				306,828
Other comprehensive loss					(1,025)			(1,025)
Purchase of treasury shares, net (60,762 shares)							(3,293)	(3,293)
Impact of adoption of ASU No. 2016-09				(170)				(170)
Shares issued for employee benefit plans	188,636	2	9,807					9,809
Deferred compensation obligation						420	(420)	—
Stock-based compensation			5,706					5,706
BALANCE DECEMBER 31, 2017	100,327,433	$1,003	$1,388,082	$2,185,161	$380	$2,681	$(138,850)	$3,438,457

The accompanying Notes to Financial Statements are an integral part of these statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, (in thousands)	2017	2016	2015

Operating Activities
Net income (loss)	$306,828	$(167,513)	$(945,731)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	483,376	447,961	593,789
Asset impairment	1,671	220,652	1,292,308
Accretion of discount on asset retirement obligations	5,831	6,672	7,108
Deferred income taxes	(107,737)	(57,193)	(539,735)
Change in derivative fair value	17,143	76,490	233,315
Gain on sale of assets	(3,620)	(246,393)	(28,077)
Stock-based compensation expense	15,402	19,641	12,910
Exploration, including dry holes	2,130	16	7,097
Other, net	(10,488)	5,752	35,641
Net change in:
Accounts receivable	(85,465)	38,305	117,486
Inventories	1,045	(2,948)	(655)
Accounts payable	4,962	404	(41,560)
Accrued taxes/income tax receivable	(55,089)	(17,326)	(4,791)
Pension and other postretirement benefit contributions	(118)	(14,608)	(24,848)
Other current assets and liabilities	(6,508)	(14,855)	5,058
Net cash provided by operating activities	569,363	295,057	719,315
Investing Activities
Additions to oil and natural gas properties	(909,852)	(447,028)	(1,154,373)
Acquisitions	(276,840)	(147,879)	(87,410)
Proceeds from asset sales and sale of Alabama Gas Corporation	3,695	528,775	394,521
Purchase of short-term investments	—	—	(919,000)
Sale of short-term investments	—	—	919,000
Net cash used in investing activities	(1,182,997)	(66,132)	(847,262)
Financing Activities
Payment of dividends on common stock	—	—	(6,074)
Issuance of common stock, net	273	381,261	399,600
Taxes paid for shares withheld	(3,293)	(2,609)	(4,723)
Reduction of long-term debt	(24,000)	—	—
Net change in credit facility	255,000	(222,500)	(262,500)
Tax benefit (expense) on stock compensation	—	(256)	1,064
Net cash provided by financing activities	227,980	155,896	127,367
Net change in cash and cash equivalents	(385,654)	384,821	(580)
Cash and cash equivalents at beginning of period	386,093	1,272	1,852
Cash and cash equivalents at end of period	$439	$386,093	$1,272

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Principles of Consolidation

The accompanying consolidated financial statements include Energen and its subsidiaries, principally Energen Resources, after elimination of intercompany transactions in consolidation. In the opinion of management, our consolidated financial statements reflect all adjustments necessary to present fairly our financial position, results of operations, and cash flows for the periods and as of the dates shown. Such adjustments consist of normal recurring items. Certain reclassifications were made to conform prior periods’ financial statements to the current-year presentation.

B. Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The major estimates and assumptions identified by management include, but are not limited to, physical quantities of proved oil and gas reserves, periodic assessments of oil and gas properties for impairment, Energen’s obligations under its employee compensation plans, the valuation of derivative financial instruments, the allowance for doubtful accounts, tax contingency reserves, legal contingency reserves and asset retirement obligations. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from the estimates.

C. Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and investments readily convertible into cash, which have original maturities within three months at the date of acquisition. Cash equivalents are stated at cost, which approximates fair value.

D. Short-term Investments

All highly liquid financial instruments with maturities greater than three months and less than one year at the date of purchase are considered to be short-term investments. As of December 31, 2017 and 2016, Energen had no short-term investments.

E. Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in the existing accounts receivable. Energen determines the allowance based on historical experience and in consideration of current market conditions. Account balances are charged against the allowance when it is anticipated the receivable will not be recovered. Energen had an allowance for doubtful accounts of $0.6 million at December 31, 2017 and 2016.

F. Noncurrent Income Tax Receivable

The noncurrent income tax receivable of $70.7 million, net, represents the amount of minimum tax credit which Energen anticipates will be fully refundable over the taxable years 2018 through 2021 under the Tax Cuts and Jobs Act. The minimum tax credit was previously classified as a deferred tax asset. Pursuant to the requirements of the Balanced Budget and Emergency Deficit Control Act of 1985, prior year refundable minimum tax credits are subject to sequestration. Therefore, Energen has utilized the 2018 sequestration rate of 6.6 percent to estimate the portion of the refundable credit which will not be received in each of the taxable years 2018-2021 and has recorded the receivable net of this $5.0 million estimate.

G. Inventory

Inventories consist primarily of tubular goods and other oilfield equipment used in our operations and are stated at the lower of cost or net realizable, on a weighted average cost basis. Energen had an inventory valuation allowance of $0.9 million and $0.7 million at December 31, 2017 and 2016, respectively.

H. Oil and Natural Gas Operations

Operating Revenues: Energen utilizes the sales method of accounting to recognize oil, natural gas liquids and natural gas production revenue. Under the sales method, revenues are based on actual sales volumes of commodities sold to purchasers. Over-production liabilities are established only when it is estimated that a property’s over-produced volumes exceed the net share of remaining proved reserves for such property. Energen had no significant production imbalances at December 31, 2017 and 2016.

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

Cash flow and fair value estimates require Energen to make projections and assumptions for pricing, demand, competition, operating costs, legal and regulatory issues, discount rates and other factors for many years into the future. These variables can, and often do, differ from the estimates and can have a positive or negative impact on our need for impairment or on the amount of impairment. In addition, further changes in the economic and business environment can impact Energen’s ongoing impairment assessments.

Energen also may recognize impairments of capitalized costs for unproved properties. These capitalized costs are periodically evaluated as to recoverability, based on changes brought about by exploration activities, changes in economic factors and potential shifts in business strategy employed by management. We consider a combination of geologic and economic factors to evaluate the need for impairment of these costs.

Acquisitions: Energen recognizes all acquisitions at fair value. Energen estimates the fair value of the assets acquired and liabilities assumed as of the acquisition date, the date on which Energen obtained control of the properties for all acquisitions that qualify as business combinations. The fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Fair value measurements also utilize assumptions of market participants. Energen uses a discounted cash flow model and makes market assumptions as to future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates and risk adjusted discount rates. These assumptions represent Level 3 inputs under the fair value hierarchy. Acquisition related costs are expensed as incurred in general and administrative expense on the consolidated statements of operations.

Held for Sale Properties: Energen may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. All assets held for sale are reported at the lower of the carrying amount or estimated fair value. As of December 31, 2017 and 2016, Energen had no assets classified as held for sale.

I. Derivative Commodity Instruments

We periodically enter into derivative commodity instruments to hedge our exposure to price fluctuations on oil, natural gas liquids and natural gas production. Such instruments may include over-the-counter (OTC) swaps, options and basis swaps typically executed with investment and commercial banks and energy-trading firms. Derivative transactions are accounted for as mark-to-market transactions with gains and losses reported in gain (loss) on derivative instruments, net. All derivative commodity instruments in a gain position are valued on a discounted basis incorporating an estimate of performance risk specific to each related counterparty. Derivative commodity instruments in a loss position are valued on a discounted basis incorporating an estimate of performance risk specific to Energen. All derivative transactions are included in operating activities on the consolidated statements of cash flows. The Company’s physical contracts qualify as normal purchase and normal sales contracts.

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

J. Fair Value Measurements

The carrying values of cash and cash equivalents, accounts payable, accounts receivable (net of allowance), derivative commodity instruments, postretirement plan assets and liabilities and other current assets and liabilities approximate fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In determining fair value, we use various valuation approaches and classify all assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect our own assumptions about the assumptions other market participants would use in pricing the asset or liability based on the best information available in the circumstances. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The hierarchy is broken down into three levels based on the observability of inputs as follows:

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

K. Stock-Based Compensation

Energen recognizes all share-based compensation awards in general and administrative expense on the consolidated statement of operations over the requisite vesting period. Equity awards are measured at fair value as of the date of grant. Awards that are settled in cash are classified as liabilities and re-measured at fair value at the end of each reporting period. We recognize all stock-based compensation expense in the period of grant, subject to certain vesting requirements, for retirement eligible employees. Prior to the adoption of Accounting Standard Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, on January 1, 2017, forfeitures were estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeitures differ from those estimates and Energen utilized the long-form method of calculating the available pool of windfall tax benefit. Upon adoption of this new guidance, the Company recognizes forfeitures as they occur and all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in our consolidated statements of operations as a discrete item in the reporting period in which they occur. For the years ended December 31, 2017, 2016 and 2015, we recognized an excess tax benefit of $0.4 million, tax expense of $0.3 million and an excess tax benefit of $1.1 million, respectively, related to our stock-based compensation.

L. Environmental Costs

Environmental compliance costs, including ongoing maintenance, monitoring and similar costs, are expensed as incurred. Environmental remediation costs are accrued when remedial efforts are probable and the cost can be reasonably estimated.

M. Income Taxes

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

N. Earnings Per Share (EPS)

Energen’s basic earnings per share amounts have been computed based on the weighted average number of common shares outstanding. Diluted earnings per share amounts reflect the assumed issuance of common shares for all potentially dilutive securities.

O. Employee Benefit Plans

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

Energen calculates periodic expense for the postretirement benefit plans on an actuarial basis and the net funded status is recognized as an asset or liability in its statement of financial position with changes in the funded status recognized through comprehensive income. The benefit obligation is the accumulated postretirement benefit obligation. Energen measures the funded status of its employee benefit plans as of the date of its year-end statement of financial position.

For our postretirement plans, we selected a yield curve comprised of a broad base of Aa bonds with maturities between zero and thirty years. The discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

The assumed rate of return on assets is the weighted average of expected long-term asset assumptions. Energen considered past performance and current expectations for assets held by the plans as well as the expected long-term allocation of plan assets.

Plan Termination: Energen terminated its qualified defined benefit pension plan on January 31, 2015 and distributed benefits in December 2015. In February 2018, Energen received notice that the Pension Benefit Guaranty Corporation had completed its audit of the termination of the pension plan and of the distribution of plan assets noting no exceptions.

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

3. LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)	December 31, 2017	December 31, 2016
Credit facility, due August 30, 2019	$255,000	$—
7.40% Medium-term Notes, Series A, due July 24, 2017	—	2,000
7.36% Medium-term Notes, Series A, due July 24, 2017	—	15,000
7.23% Medium-term Notes, Series A, due July 28, 2017	—	2,000
7.32% Medium-term Notes, Series A, due July 28, 2022	20,000	20,000
7.60% Medium-term Notes, Series A, due July 26, 2027	—	5,000
7.35% Medium-term Notes, Series A, due July 28, 2027	10,000	10,000
7.125% Medium-term Notes, Series B, due February 15, 2028	100,000	100,000
4.625% Notes, due September 1, 2021	400,000	400,000
Total	785,000	554,000
Less amounts due within one year	—	24,000
Less unamortized debt discount	360	387
Less unamortized debt issuance costs	1,779	2,170
Total	$782,861	$527,443

The aggregate maturities of Energen’s long-term debt as of December 31, 2017 are as follows:

Years ending December 31, (in thousands)
2018	2019	2020	2021	2022	Thereafter
$—	$255,000	$—	$400,000	$20,000	$110,000

On January 23, 2017, Energen redeemed the $2 million of 7.40% Medium-term Notes, Series A, due July 24, 2017 and $5 million of 7.60% Medium-term Notes, Series A, due July 26, 2027. The Company also had $17.0 million of scheduled reductions in long-term debt in July 2017.

The debt agreements of Energen contain financial and nonfinancial covenants including routine matters such as timely payment of principal and interest, maintenance of corporate existence and restrictions on liens. None of the debt agreements have events of default based on credit ratings.

Under Energen’s Indenture dated September 1, 1996 with The Bank of New York as Trustee, a cross default provision provides that any debt default of more than $10 million by Energen or Energen Resources will constitute an event of default by Energen. The Indenture does not include a restriction on the payment of dividends.

Our 4.625% Notes due September 1, 2021 include change in control provisions that would be triggered in a variety of change in control events including, but not limited to, the election to our Board of a majority of directors who are not Continuing Directors. As defined in the notes, a Continuing Director is a director who (1) was a member of the Board on the date of the initial issuance of the notes; or (ii) was nominated for election or elected to the Board with the approval of a majority of the Continuing Directors who were members of the Board at the time of such nomination or election.

Credit Facility: On September 2, 2014, Energen entered into a five-year syndicated secured credit facility with domestic and foreign lenders. On October 25, 2016, the borrowing base and aggregate commitments were reaffirmed at $1.05 billion each with no changes in association with the semi-annual redetermination required under the agreement. On April 21, 2017, the borrowing base was increased to $1.4 billion. The aggregate commitments under the credit facility did not change and remained at $1.05 billion. On November 9, 2017, the borrowing base was increased to $1.7 billion. The aggregate commitments under the credit facility did not change and remained at $1.05 billion. Energen’s obligations under the syndicated credit facility are unconditionally guaranteed by Energen Resources. The credit facility is collateralized by certain assets of Energen and Energen Resources, including a pledge of equity interests in subsidiaries of Energen other than Energen Resources, by mortgages on substantially all of Energen Resources’ oil and natural gas properties and by the pledge of Energen’s and Energen Resources’ deposit accounts, securities accounts and commodity accounts (other than de minimus accounts and excluded accounts). The current credit facility qualifies for classification as long-term debt on the consolidated balance sheets. The financial covenants of the credit facility require Energen to maintain a ratio of total debt to consolidated income before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and other non-cash income and expenses (EBITDAX) less than or equal to 4.0 to 1.0; and to maintain a ratio of consolidated current assets (adjusted to include amounts available for borrowings and exclude non-cash derivative instruments) to consolidated current liabilities (adjusted to exclude maturities under the credit facility and non-cash derivative instruments) greater than or equal to 1.0 to 1.0. We are also bound by covenants which limit our ability to incur additional indebtedness, make certain distributions or alter our corporate structure. Energen may not pay dividends if an event of default exists, if the payment would result in an event of default, or if availability is less than 10 percent of the loan limit under the credit facility. Our credit facility also limits our ability to enter into commodity hedges based on projected production volumes. In addition, the terms of our credit facility limit the amount we can borrow to a borrowing base amount which is determined by our lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria including commodity price outlook. The borrowing base amount is subject to redetermination semi-annually and for event-driven unscheduled redeterminations. Our next scheduled redetermination is April 1, 2018.

Under Energen’s credit facility, a cross default provision provides that any debt default of more than $75 million by Energen or Energen Resources will constitute an event of default by Energen.

Upon an uncured event of default under the credit facility, all amounts owing under the credit facility, if any, depending on the nature of the event of default will automatically, or may upon notice by the administrative agent or the requisite lenders thereunder, become immediately due and payable and the lenders may terminate their commitments under the defaulted facility. Energen was in compliance with the terms of its credit facility as of December 31, 2017.

The following is a summary of information relating to Energen’s credit facility:

(in thousands)	December 31, 2017	December 31, 2016
Credit facility outstanding	$255,000	$—
Available for borrowings	795,000	1,050,000
Total borrowing commitments	$1,050,000	$1,050,000

Years ended December 31, (in thousands)	2017	2016	2015
Maximum amount outstanding at any month-end	$285,500	$214,500	685,000
Average daily amount outstanding	$131,822	$33,642	358,929
Weighted average interest rates based on:
Average daily amount outstanding	2.54%	1.72%	1.60%
Amount outstanding at year-end	2.77%	—%	1.64%

Energen’s total interest expense was $38.4 million, $36.9 million and $43.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Energen’s total interest expense for the years ended December 31, 2017, 2016 and 2015 included amortization of debt issuance costs related to long-term debt, including our credit facility, of $3.3 million, $3.3 million and $3.3 million, respectively. There was no capitalized interest expense for the year ended December 31, 2017 and capitalized interest for the year ended December 31, 2015 was not significant. Capitalized interest expense was $0.1 million for the year ended December 31, 2016. At December 31, 2017, Energen paid commitment fees on the unused portion of available credit facility at a current annual rate of 30 basis points per annum. Energen paid commitment fees of $2.8 million, $3.4 million and $4.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

4. INCOME TAXES

The components of Energen’s income taxes consisted of the following:

Years ended December 31, (in thousands)	2017	2016	2015
Current taxes:
Federal	$(92,236)	$(23,277)	$3,972
State	532	832	758
Total current	(91,704)	(22,445)	4,730
Taxes deferred:
Federal	(113,412)	(62,205)	(513,187)
State	5,675	5,012	(26,548)
Total deferred	(107,737)	(57,193)	(539,735)
Total income tax benefit	$(199,441)	$(79,638)	$(535,005)

Temporary differences and carryforwards which gave rise to Energen’s deferred tax assets and liabilities were as follows:

(in thousands)	December 31, 2017	December 31, 2016
	Noncurrent	Noncurrent
Deferred tax assets:
Minimum tax credit	$—	$64,203
Insurance and other accruals	1,455	3,151
Compensation accruals	6,645	13,895
Deferred compensation and other costs	2,605	5,401
Derivative instruments	16,032	22,402
Federal net operating losses and other carryforwards	2,350	—
State net operating losses and other carryforwards	15,642	12,947
Other	338	535
Total deferred tax assets	45,067	122,534
Valuation allowance	(7,710)	(5,735)
Total deferred tax assets	37,357	116,799
Deferred tax liabilities:
Depreciation and basis differences	417,376	603,324
Other comprehensive income	223	854
Other	7,565	8,509
Total deferred tax liabilities	425,164	612,687
Net deferred tax liabilities	$(387,807)	$(495,888)

Energen files a consolidated federal income tax return with all of its subsidiaries. Energen has a federal net operating loss generated in the current year of $46 million, which the Company intends to carry back $38 million and utilize in the 2015 tax year. The remaining $8.0 million federal net operating loss carryforward will expire in 2037. Energen made a reclassification of approximately $6.8 million between income tax receivable and deferred tax assets to reflect the impact of the federal net operating loss carryback. In addition, this federal net operating loss carryback and the final 2016 carryback claim filed in 2017 will generate an additional minimum tax credit carryforward of $13 million. As of December 31, 2017, the amount of minimum tax credit which Energen anticipates will be fully refundable over the taxable years 2018 through 2021 under the Tax Cuts and Jobs Act is $75.7 million. Energen reclassed the minimum tax credit to a noncurrent income tax receivable on the balance sheet and recorded a $5 million income tax writedown for the impact of sequestration of the refundable credit as discussed further in Note 2, Summary of Significant Accounting Policies.

Energen Resources has $301 million of state net operating loss carryforwards which will expire beginning in 2026 through 2037. Energen Resources has a valuation allowance recorded against deferred tax assets of $7.7 million arising from certain of these state net operating losses and other state deferred tax assets that are not expected to be realized through reversals of its existing taxable temporary differences. Energen intends to fully reserve these assets until it is determined that deferred tax assets can be realized through future taxable income in the respective state taxing jurisdictions. No other valuation allowance with respect to deferred taxes is deemed necessary as Energen anticipates generating adequate future taxable income from the reversals of its existing taxable temporary differences to realize the benefits of all remaining deferred tax assets on the consolidated balance sheets.

Total income tax expense from operations differs from the amount which would have been provided by applying the statutory federal income tax rate of 35 percent to earnings before taxes as illustrated below:

Years ended December 31, (in thousands)	2017	2016	2015
Income tax expense (benefit) at statutory federal income tax rate	$37,585	$(86,503)	$(518,258)
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	3,235	925	(15,417)
Impact of state law changes	(12)	(9)	(3,075)
Impact of state deferred tax revaluation on San Juan properties	—	(153)	(1,241)
Change in deferred tax valuation allowance	1,975	2,500	1,305
Impact of sequestration on minimum tax credit refund	4,998	—	—
Impact of corporate rate reduction due to the Tax Cuts and Jobs Act (remeasurement of deferred taxes)	(247,844)	—	—
Other, net	622	3,602	1,681
Total income tax benefit	$(199,441)	$(79,638)	$(535,005)
Effective income tax rate (%)	(185.72)	32.22	36.13

The Tax Cuts and Jobs Act was signed into law on December 22, 2017. The change in tax rates and tax law are accounted for in the period of enactment. Accordingly, Energen recognized the impact of the corporate rate reduction from 35 percent to 21 percent for tax years beginning after December 31, 2017, as a discrete event in the fourth quarter of 2017 and remeasured its deferred tax assets and liabilities through income tax expense. The remeasurement of Energen’s net deferred tax liability resulted in a provisional income tax benefit of $247.8 million. As discussed further in the summary of significant accounting policies note to the financial statements, Energen recorded a $5.0 million income tax writedown for the impact of sequestration of the refundable minimum tax credit provision. The provisions of the Tax Cuts and Jobs Act were considered in the assessment of the change in deferred tax valuation allowance of $2.0 million. Other provisions of the Tax Cuts and Jobs Act did not have a material impact on Energen’s effective tax rate and have been included in the other, net line item above.

Under SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), provisional amounts must be recorded for certain income tax effects of the Tax Cuts and Jobs Act for which the accounting under Accounting Standard Codification 740 is incomplete but a reasonable estimate can be determined. Energen recorded a provisional estimate of $0.4 million deferred income tax expense with respect to the IRC Section 162(m) limitation and associated compensation-related deferred tax assets. Energen is awaiting guidance from the IRS with respect to transition relief on certain written binding contracts which were in effect on November 2, 2017. Any adjustment to this provisional estimate will be recorded in the period when further guidance is issued but no later than the fourth quarter of 2018.

In addition to other changes in state apportionment reflected in the state income taxes, net of federal income tax benefit above, Energen recognized $0.2 million and $1.2 million of income tax benefit during 2016 and 2015, respectively, as a result of re-measuring its state deferred tax liabilities. This re-measurement reflected the state apportionment changes related to certain San Juan Basin properties designated as held for sale as of December 31, 2015.

A reconciliation of Energen’s beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance as of December 31, 2014	$17,530
Additions based on tax positions related to the current year	2,378
Reductions based on tax positions related to the current year	(6,589)
Reductions for tax positions of prior years	(345)
Lapse of statute of limitations	(1,785)
Balance as of December 31, 2015	11,189
Additions based on tax positions related to the current year	2,936
Additions for tax positions of prior years	1,484
Reductions for tax positions of prior years	(99)
Lapse of statute of limitations	(1,300)
Balance as of December 31, 2016	14,210
Additions based on tax positions related to the current year	1,309
Reductions for tax positions of prior years	(2,733)
Lapse of statute of limitations	(4,416)
Balance as of December 31, 2017	$8,370

The amount of unrecognized tax benefits at December 31, 2017 that would favorably impact Energen’s effective tax rate, if recognized, is $4.2 million. Energen recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2017, 2016 and 2015, Energen recognized approximately $31,000 of income, $101,000 of expense and $2,000 of income for interest (net of tax benefit) and penalties, respectively. Energen had approximately $0.3 million for the payment of interest (net of tax benefit) and penalties accrued at both December 31, 2017 and 2016, respectively.

Energen’s tax returns for years 2014-2016 remain open and subject to examination by the IRS and major state taxing jurisdictions. Energen is currently under IRS examination of its federal consolidated income tax returns for 2014 and 2016. Accordingly, it is reasonably possible that significant changes to the reserve for uncertain tax benefits may occur as a result of various audits and the expiration of the statute of limitations. Although the timing and outcome of tax examinations is highly uncertain, Energen does not expect the change in the unrecognized tax benefit within the next 12 months would have a material impact to the financial statements.

5. EMPLOYEE BENEFIT PLANS

Plan Terminations: Energen terminated its qualified defined benefit pension plan on January 31, 2015 and distributed benefits in December 2015. In February 2018, Energen received notice that the Pension Benefit Guaranty Corporation had completed its audit of the termination of the pension plan and of the distribution of plan assets noting no exceptions.

Energen’s non-qualified supplemental retirement plans were terminated effective December 31, 2014. Distributions under the plans were partially made in the first quarter of 2015 with the remainder of approximately $14.5 million paid in the first quarter of 2016. The Company expects to make no additional benefit payments with respect to the termination of the non-qualified supplemental retirement plans. Certain annuities associated with our non-qualified supplemental retirement plans remain of approximately $1.0 million and $1.1 million and are included in other current liabilities and other long-term liabilities on the consolidated balance sheets at December 31, 2017 and 2016, respectively.

Benefit Obligations: The following table sets forth the funded status of the postretirement health care and life insurance benefit plans and their reconciliation with the related amounts in Energen’s consolidated financial statements.

As of December 31, (in thousands)	2017	2016
	Postretirement Benefits
Accumulated benefit obligation
Benefit obligation:
Balance at beginning of period	$5,447	$6,488
Service cost	70	94
Interest cost	227	223
Actuarial loss	413	917
Plan amendments	—	(422)
Curtailment gain	—	(477)
Benefits paid	(221)	(1,376)
Balance at end of period	$5,936	$5,447
Plan assets:
Fair value of plan assets at beginning of period	$9,066	$10,369
Actual return (loss) on plan assets*	(263)	73
Benefits paid	(221)	(1,376)
Fair value of plan assets at end of period	8,582	9,066
Funded status of plans	$2,646	$3,619

Amounts recognized on consolidated balance sheets:
Noncurrent assets recognized	$2,646	$3,619
Amounts recognized to accumulated other comprehensive income:
Prior service credit, net of taxes	$(1,680)	$(2,111)
Net actuarial loss, net of taxes	1,300	643
Total accumulated other comprehensive income	$(380)	$(1,468)
*Actual loss on plan assets for the year ended December 31, 2017 include $0.9 million for tax payments.

The components of net periodic benefit cost were as follows:

Years ended December 31, (in thousands)	2017	2016	2015
Pension Plans
Components of net periodic benefit cost:
Interest cost	$—	$—	$816
Actuarial loss amortization	—	—	737
Settlement charge	—	3,325	29,767
Net periodic expense	$—	$3,325	$31,320
Postretirement Benefit Plans
Components of net periodic benefit cost:
Service cost	$70	$94	$392
Interest cost	227	223	466
Expected long-term return on assets	(249)	(316)	(457)
Prior service cost amortization	(454)	(465)	—
Actuarial gain amortization	10	—	—
Settlement charge	—	45	—
Curtailment gain	—	(816)	—
Net periodic (income) expense	$(396)	$(1,235)	$401

Other changes in plan assets and projected benefit obligations recognized in other comprehensive income were as follows:

Years ended December 31, (in thousands)	2017	2016	2015
Pension Plans
Net actuarial gain experienced during the year	$—	$—	$(394)
Net actuarial loss recognized as expense	—	(3,352)	(30,478)
Total recognized in other comprehensive loss	—	(3,352)	(30,872)
Postretirement Benefit Plans
Net actuarial (gain) loss experienced during the year	$925	$682	$(645)
Net actuarial loss recognized as expense	(10)	(9)	—
Prior service cost recognized as income	—	780	—
Prior service credit during the year	—	(421)	(4,071)
Prior service cost amortization	454	465	—
Total recognized in other comprehensive income (loss)	$1,369	$1,497	$(4,716)

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

Estimated amounts to be amortized from accumulated other comprehensive income into postretirement benefit cost during 2018 are included in the table below.

(in thousands)
Amortization of prior service credit	$(454)
Amortization of net actuarial loss	$125

Energen has a long-term disability plan covering most employees. Energen had expense of $0.1 million for the year ended December 31, 2017. Energen had expense of $0.2 million for each of the years ended December 31, 2016 and 2015.

Assumptions: The weighted average rate assumptions to determine net periodic benefit costs were as follows:

Years ended December 31,	2017	2016	2015
Pension Plans
Discount rate	—	—	0.96%
Postretirement Benefit Plans
Discount rate	4.30%	4.37%	4.25%
Expected long-term return on plan assets	4.30%	4.96%	6.20%

For the year ended December 31, 2015, the discount rate for the pension plans shown above represents the weighted average for the nonqualified supplemental retirement plan. As the plans were frozen as of December 31, 2014, the rate of compensation increase no longer applies for any of the plans.

The weighted average assumptions used to determine the postretirement benefit obligations at the measurement date were as follows:

Years ended December 31,	2017	2016
Discount rate	3.70%	4.30%

Health care costs trend rates will not have a material impact to the accumulated postretirement benefit obligation as the majority of employees will receive a fixed postretirement benefit.

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

The Company’s weighted average plan asset allocations by asset category for postretirement benefit plans were as follows:

As of December 31,	Target	2017	2016
Asset category:
Equity securities	21%	21%	26%
Debt securities	74%	73%	74%
Other	5%	6%	—
Total	100%	100%	100%

Equity securities for postretirement benefits do not include the Company’s common stock.

Plan assets included in the funded status of the postretirement benefit plans were as follows:

	December 31, 2017
(in thousands)	Level 1	Level 2	Total
United States equities	$165	$—	$165
Global equities	1,673	—	1,673
Fixed income	6,224	—	6,224
Other	520	—	520
Total	$8,582	$—	$8,582

	December 31, 2016
(in thousands)	Level 1	Level 2	Total
Cash and cash equivalents	$10	$—	$10
United States equities	180	—	180
Global equities	2,158	—	2,158
Fixed income	6,718	—	6,718
Total	$9,066	$—	$9,066

Energen had no Level 3 postretirement benefit plan assets. United States equities consist of mutual funds with varying strategies. These funds invest largely in medium to large capitalized companies with exposure blending growth, market-oriented and value styles. Additional fund investments include small capitalization companies, and certain of these funds utilize tax-sensitive management approaches. Global equities are mutual funds that invest in both United States and non-United States securities broadly diversified across most developed markets with exposure blending growth, market-oriented and value styles. Fixed income securities are high-quality short-duration securities including investment-grade market sectors with tactical investments in non-investment grade sectors.

Cash Flows: Due to restructuring of our plans, Energen no longer qualifies for benefits related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The following benefit payments, which reflect expected future service, as appropriate, are anticipated to be paid as follows:

(in thousands)	Postretirement Benefits
2018	$349
2019	$327
2020	$347
2021	$367
2022	$320
2023-2027	$1,597

Energen Employee Savings Plan (ESP): The Company sponsors the ESP for the benefit of substantially all employees. The ESP allows eligible employees to contribute a percentage of their annual compensation. The Company makes contributions matching a portion of the employee’s contribution and, additionally, makes employer supplemental contributions as a percentage of each employee’s compensation. Expense associated with Energen contributions to the ESP was $3.2 million, $3.3 million and $5.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

2017 Change in Control Severance Pay Plan
In November 2017, Energen adopted the Change in Control Severance Pay Plan which provides for certain severance payments to non-officer employees of Energen Corporation in the event of an involuntary termination of employment other than for cause or a voluntary termination for good reason within one year following any Change in Control. Change in Control, as used in the

Plan, has the same definition included in Energen’s Severance Compensation Agreements with named executive officers. The Plan has an initial term of three years, with an automatic one-year extension each anniversary, beginning with the second anniversary of the effective date of the Plan, absent Company notification that it will not be extended. The Plan may not be terminated (nor may any amendment which adversely affects rights of participants under the Plan become effective) during the one-year period following a Change in Control.

6. COMMON STOCK PLANS

Stock Incentive Plan: The Stock Incentive Plan provides for the grant of performance share awards and restricted stock units and restricted stock. The Stock Incentive Plan also provides for the grant of non-qualified stock options and incentive stock options to officers and key employees. Under the Stock Incentive Plan, established in 1997, 3,327,232 shares of Energen common stock are reserved for issuance, adjusted for stock splits, with 1,444,057 available for future grants as of December 31, 2017.

Performance Share Awards: The Stock Incentive Plan provides for the grant of performance share awards to eligible employees based on predetermined Energen performance criteria at the end of an award period. The Stock Incentive Plan provides that payment of earned performance share awards be made in the form of Energen common stock.

A summary of performance share award activity as of December 31, 2017, and transactions during the years ended December 31, 2017, 2016 and 2015 is presented below:

	Performance Share Awards
	Shares	Weighted Average Price
Nonvested at December 31, 2014	212,968	$71.53
Granted (three-year vesting period)	120,372	83.94
Vested and paid	(77,257)	61.36
Nonvested at December 31, 2015	256,083	80.43
Granted (three-year vesting period)	167,016	25.34
Vested and paid	(74,176)	63.88
Forfeited	(12,481)	72.30
Nonvested at December 31, 2016	336,442	57.03
Granted (two-year vesting period)	3,116	96.54
Granted (three-year vesting period)	137,084	66.89
Vested and paid	(59,530)	93.52
Forfeited	(17,075)	48.55
Nonvested at December 31, 2017	400,037	$55.65

Energen recorded expense of $7.4 million, $6.2 million and $6.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, for performance share awards with a related deferred income tax benefit of $1.4 million, $1.2 million and $2.4 million, after consideration of certain executive compensation limits under IRC Section 162(m). As of December 31, 2017, there was $7.2 million of total unrecognized compensation cost related to performance share awards. These awards have a remaining weighted average requisite service period of 1.12 years.

Restricted Stock: In addition, the Stock Incentive Plan provides for the grant of restricted stock and restricted stock units (restricted stock awards) which have been valued based on the quoted market price of Energen’s common stock at the date of grant. Restricted stock awards vest within three years from grant date. A summary of restricted stock award activity as of December 31, 2017, and transactions during the years ended December 31, 2017, 2016 and 2015 is presented below:

	Restricted Stock
	Awards	Weighted Average Price
Nonvested at December 31, 2014	99,574	$59.60
Restricted stock units granted	99,814	65.15
Vested	(14,446)	53.20
Nonvested at December 31, 2015	184,942	63.09
Restricted stock units granted	197,473	29.89
Vested	(56,337)	54.70
Forfeited	(435)	40.73
Nonvested at December 31, 2016	325,643	44.44
Restricted stock units granted	128,272	52.42
Vested	(45,576)	65.68
Forfeited	(2,803)	44.68
Nonvested at December 31, 2017	405,536	$44.58

Energen recorded expense of $6.7 million, $5.3 million and $6.0 million for the years ended December 31, 2017, 2016 and 2015, respectively, related to restricted stock awards, with a related deferred income tax benefit of $1.3 million, $1.1 million and $1 million, respectively, after consideration of certain executive compensation limits under IRC Section 162(m). As of December 31, 2017, there was $2.3 million of total unrecognized compensation cost related to nonvested restricted stock awards recorded in premium on capital stock. These awards have a remaining requisite service period of 1.18 years.

Stock Options: The Stock Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, or a combination thereof to officers and key employees. Options granted under the Stock Incentive Plan provide for the purchase of Energen common stock at not less than the fair market value on the date the option was granted. The sale or transfer of the shares is limited during certain periods. All outstanding options are non-qualified, are fully vested and expire 10 years from the grant date.

A summary of stock option activity as of December 31, 2017, and transactions during the years ended December 31, 2017, 2016 and 2015 are presented below:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	757,071	$54.88
Exercised	(23,680)	41.42
Outstanding at December 31, 2015	733,391	55.32
Exercised	(22,490)	44.60
Outstanding at December 31, 2016	710,901	55.66
Exercised	(6,052)	48.36
Expired	(27,284)	58.40
Outstanding at December 31, 2017	677,565	$55.61
Exercisable at December 31, 2015	622,156	$53.80
Exercisable at December 31, 2016	676,271	$54.79
Exercisable at December 31, 2017	677,565	$55.61

In 2017, Energen’s stock option expense was not significant. Energen recorded stock option expense of $0.1 million and $0.4 million during the years ended December 31, 2016 and 2015, respectively, with a related deferred tax benefit of $44,000 and $0.1 million, respectively.

The total intrinsic value of stock options exercised during the year ended December 31, 2017, was $17,271. During the year ended December 31, 2017, Energen received cash of $0.3 million from the exercise of stock options. The total intrinsic value for outstanding options as of December 31, 2017, was $3.1 million, all of which were exercisable. The fair value of options vested for the year ended December 31, 2017 was $1.0 million. As of December 31, 2017, there was no unrecognized compensation cost related to outstanding nonvested stock options.

The following table summarizes options outstanding as of December 31, 2017:

Exercise Prices	Shares	Weighted Average Remaining Contractual Life
$60.56	48,560	0.07 years
$29.79	21,791	1.00 year
$46.69	26,481	2.00 years
$54.99	101,285	3.00 years
$54.11	254,426	4.00 years
$48.36	117,446	5.00 years
$80.48	3,686	5.79 years
$72.39	101,451	6.00 years
$79.63	2,439	6.00 years
$29.79-$80.48	677,565	3.88 years

All stock options are exercisable as of December 31, 2017.

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

A summary of stock appreciation rights activity as of December 31, 2017, and transactions during the years ended December 31, 2017, 2016 and 2015 are presented below:

	Stock Appreciation Rights Plan
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	275,150	$52.96
Exercised/forfeited	(10,283)	55.18
Outstanding at December 31, 2015	264,867	52.88
Exercised/forfeited	(12,338)	61.51
Outstanding at December 31, 2016	252,529	52.46
Exercised/forfeited	(12,285)	50.43
Outstanding at December 31, 2017	240,244	$52.56

Energen issued the following awards with stock appreciation rights. Energen uses the Black-Scholes pricing model to calculate the fair values of the rights awarded. Certain stock appreciation rights have been modified subsequent to the original grant date. For purposes of this valuation the following assumptions were used to derive the fair values as of December 31, 2017:

Grant date	1/22/2014	1/22/2014	1/22/2014	1/24/2013	1/24/2013	1/24/2013
		(modified)	(modified)		(modified)	(modified)
Awards granted	46,710	15,517	522	63,436	20,218	768
Fair market value of award	$11.53	$6.92	$4.93	$18.89	$16.21	$14.43
Expected life of award	3.03 years	1.63 years	1.13 years	2.53 years	1.63 years	1.13 years
Risk-free interest rate	1.98%	1.86%	1.79%	1.92%	1.86%	1.79%
Annualized volatility rate	38.1%	38.1%	38.1%	38.1%	38.1%	38.1%
Dividend yield	—%	—%	—%	—%	—%	—%

Grant date	1/24/2013	1/26/2011	1/26/2011	1/27/2010	1/28/2009	2/4/2008
	(modified)		(modified)
Awards granted	3,578	182,199	7,785	171,749	305,257	67,093
Fair market value of award	$11.69	$12.54	$7.64	$15.12	$28.06	$0.25
Expected life of award	0.50 years	1.54 years	0.50 years	1.04 years	0.54 years	0.05 years
Risk-free interest rate	1.53%	1.86%	1.53%	1.77%	1.54%	1.25%
Annualized volatility rate	38.1%	38.1%	38.1%	38.1%	38.1%	38.1%
Dividend yield	—%	—%	—%	—%	—%	—%

Income associated with stock appreciation rights of $0.5 million and $3.2 million was recorded for the years ended December 31, 2017 and 2015, respectively. Expense associated with stock appreciation rights of $2.6 million was recorded for the year ended 2016. During the year ended December 31, 2017, the total intrinsic value of stock appreciation rights exercised was $34,000. During the year ended December 31, 2017, Energen paid $23,000 in settlement of stock appreciation rights.

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

A summary of Petrotech unit activity as of December 31, 2017, and transactions during the years ended December 31, 2017, 2016 and 2015 are presented below:

Petrotech Incentive Plan
Shares
Outstanding at December 31, 2014	213,870
Granted (three-year vesting period)	128,519
Granted (two-year vesting period)	297
Granted (16 month vesting period)	1,648
Paid	(78,430)
Forfeited	(22,158)
Outstanding at December 31, 2015	243,746
Paid	(67,392)
Forfeited	(32,111)
Outstanding at December 31, 2016	144,243
Paid	(55,973)
Forfeited	(4,095)
Outstanding at December 31, 2017	84,175

Energen recognized expense of $1.8 million, $5.4 million and $3.0 million during 2017, 2016 and 2015, respectively, related to these units.

1997 Deferred Compensation Plan: The 1997 Deferred Compensation Plan allows officers and non-employee directors to defer certain compensation. Amounts deferred by a participant under the 1997 Deferred Compensation Plan are credited to accounts maintained for a participant in either a stock account or an investment account. The stock account tracks the performance of Energen’s common stock, including reinvestment of dividends. The investment account tracks the performance of certain mutual funds. Energen has funded, and presently plans to continue funding, a trust in a manner that generally tracks participants’ accounts under the 1997 Deferred Compensation Plan. While intended for payment of benefits under the 1997 Deferred Compensation Plan, the trust’s assets remain subject to the claims of our creditors. Amounts earned under the 1997 Deferred Compensation Plan and invested in Energen common stock held by the trust have been recorded as treasury stock, along with the related deferred compensation obligation in the consolidated statements of shareholders’ equity. As of December 31, 2017, there were 568,688 shares reserved for issuance from the 1997 Deferred Compensation Plan.

1992 Energen Corporation Directors Stock Plan: In 1992 Energen adopted the Energen Corporation Directors Stock Plan to pay a portion of the compensation of its non-employee directors in shares of Energen common stock. Under the Plan, 14,000 shares, 25,470 shares and 11,550 shares were awarded during the years ended December 31, 2017, 2016 and 2015, respectively, leaving 76,904 shares reserved for issuance as of December 31, 2017.

Stock Repurchase Authorization: By resolution adopted October 22, 2014, the Board of Directors authorized Energen to repurchase up to 3,600,000 shares of Energen common stock. The resolution does not have an expiration date and does not limit Energen’s authorization to acquire shares in connection with tax withholdings and payment of exercise price on stock compensation plans. There were no shares repurchased pursuant to its repurchase authorization for the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, a total of 3,373,161 shares remain authorized for future repurchase. Energen also acquires shares in connection with withholdings from participants to satisfy tax obligations under Energen’s stock compensation plans. For the years ended December 31, 2017, 2016 and 2015, Energen acquired 60,762 shares, 88,320 shares and 73,126 shares, respectively, in connection with its stock compensation plans.

7. DERIVATIVE COMMODITY INSTRUMENTS

The following table details gain (loss) on derivative instruments, net, as follows:

Years ended December 31, (in thousands)	2017	2016	2015
Open non-cash mark-to-market losses on derivative instruments	$(10,759)	$(71,190)	$(281,752)
Closed gains (losses) on derivative instruments	(15,634)	(17,287)	397,045
Gain (loss) on derivative instruments, net	$(26,393)	$(88,477)	$115,293

Open and closed derivative commodity instruments in the table above were not designated as hedging instruments on the consolidated statements of operations.

The following tables detail the offsetting of derivative assets and liabilities as well as the fair values of derivatives on the balance sheets:

(in thousands)	December 31, 2017
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments
Assets
Derivative instruments	$1,758	$(1,758)	$—	$—	$—	$—
Noncurrent derivative instruments	42	(42)	—	—	—	—
Total derivative assets	$1,800	$(1,800)	$—	$—	$—	$—
Liabilities
Derivative instruments	73,137	(1,758)	71,379	—	—	71,379
Noncurrent derivative instruments	8,928	(42)	8,886	—	—	8,886
Total derivative liabilities	82,065	(1,800)	80,265	—	—	80,265
Total derivatives	$(80,265)	$—	$(80,265)	$—	$—	$(80,265)

(in thousands)	December 31, 2016
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments
Assets
Derivative instruments	$1,756	$(1,706)	$50	$—	$—	$50
Liabilities
Derivative instruments	67,173	(1,706)	65,467	—	—	65,467
Noncurrent derivative instruments	3,006	—	3,006	—	—	3,006
Total derivative liabilities	70,179	(1,706)	68,473	—	—	68,473
Total derivatives	$(68,423)	$—	$(68,423)	$—	$—	$(68,423)

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net loss position with all fourteen of our active counterparties at December 31, 2017.

As of December 31, 2017, Energen entered into the following transactions for 2018 and subsequent years:

Production Period	Description	Total Hedged Volumes		Average Contract Price
Oil
2018	NYMEX Three-Way Collars	13,500	MBbl
	Ceiling sold price (call)			$60.04 Bbl
	Floor purchased price (put)			$45.47 Bbl
	Floor sold price (put)			$35.47 Bbl
2019	NYMEX Three-Way Collars	4,680	MBbl
	Ceiling sold price (call)			$60.84 Bbl
	Floor purchased price (put)			$45.00 Bbl
	Floor sold price (put)			$35.00 Bbl
Oil Basis Differential
2018	WTI/WTI Basis Swaps	10,800	MBbl	$(1.01) Bbl
2019	WTI/WTI Basis Swaps	4,680	MBbl	$(0.44) Bbl
Natural Gas Liquids
2018	Liquids Swaps	105.8	MMGal	$0.59 Gal
2019	Liquids Swaps	25.2	MMGal	$0.66 Gal
Natural Gas
2018	Basin Specific Swaps - Permian	3.6	Bcf	$2.56 Mcf
WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing

As of December 31, 2017, the maximum term over which Energen has hedged exposures to the variability of cash flows is through December 31, 2019.

8. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Energen classifies the fair value of multiple derivative instruments executed under master netting arrangements as net derivative assets and liabilities. The following fair value hierarchy tables present information about Energen’s assets and liabilities measured at fair value on a recurring basis:

	December 31, 2017
(in thousands)	Level 2	Level 3	Total
Liabilities
Derivative instruments	$43,241	$28,138	$71,379
Noncurrent derivative instruments	7,736	1,150	8,886
Total liabilities	50,977	29,288	80,265
Net derivative liability	$(50,977)	$(29,288)	$(80,265)

	December 31, 2016
(in thousands)	Level 2	Level 3	Total
Assets
Derivative instruments	$50	$—	$50
Total assets	50	—	50
Liabilities
Derivative instruments	57,927	7,540	65,467
Noncurrent derivative instruments	1,694	1,312	3,006
Total liabilities	59,621	8,852	68,473
Net derivative liability	$(59,571)	$(8,852)	$(68,423)

Energen prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its Level 3 instruments. We estimate that a 10 percent increase or decrease in commodity prices would result in an approximate $9.2 million change in the fair value of open Level 3 derivative contracts and to our results of operations.

The table below sets forth a summary of changes in the fair value of Energen’s Level 3 derivative commodity instruments as follows:

Years ended December 31, (in thousands)	2017	2016	2015
Balance at beginning of period	$(8,852)	$(16,059)	$24,436
Realized gains (losses)	(10,121)	(14,120)	13,145
Unrealized gains (losses) relating to instruments held at the reporting date*	(19,027)	5,745	(40,495)
Settlements during period	8,712	14,120	(13,145)
Transfer out of Level 3	—	1,462	—
Balance at end of period	$(29,288)	$(8,852)	$(16,059)
*Includes losses of $26.6 million, $8.9 million and $16.1 million related to open contracts held at the reporting date for the years ended December 31, 2017, 2016 and 2015, respectively.

Changes in Fair Value Levels: The availability of observable market data is monitored to assess the appropriate classification for financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. For the years ended December 31, 2017, 2016 and 2015, except for the transfer out of Level 3 noted below, there were no significant transfers in or out of Levels 1, 2, or 3.

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

The tables below set forth quantitative information about Energen’s Level 3 fair value measurements of derivative commodity instruments as follows:

(in thousands, except price data)	Fair Value as of December 31, 2017	Valuation Technique*	Unobservable Input*	Range
Oil Basis - WTI/WTI
2018	$(11,374)	Discounted Cash Flow	Forward Basis	($0.03) - $0.11 Bbl
2019	$(626)	Discounted Cash Flow	Forward Basis	($0.36) - ($0.24) Bbl
Natural Gas Liquids
2018	$(16,764)	Discounted Cash Flow	Forward Basis	$0.74 - $0.78 Gal
2019	(524)	Discounted Cash Flow	Forward Basis	$0.68 Gal
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

These assumptions are classified as Level 3 fair value measurements. See Note 14, Asset Impairment, for impairments recognized by Energen during the years ended December 31, 2017, 2016 and 2015.
Financial Instruments Not Carried at Fair Value
The stated value of cash and cash equivalents, short-term investments, accounts receivables (net of allowance for doubtful accounts), and short-term debt approximates fair value due to the short maturity of the instruments. Short-term investments purchased and sold during 2015 of $919 million are not considered readily convertible into cash and accordingly are not classified in cash and cash equivalents. In addition, the Company also invested in certain short-term investments that qualify and were classified as cash and cash equivalents. The fair value of Energen’s long-term debt, including the current portion and notes payable to banks, approximates $798.9 million and $559.9 million and has a carrying value of $785.0 million and $554.0 million at December 31, 2017 and 2016, respectively. The fair values are based on market prices of similar issues having the same remaining maturities, redemption terms and credit rating. Short-term debt is classified as Level 1 fair value and long-term debt is classified as Level 2 fair value measurements.

Concentration of Credit Risk
Revenues and related accounts receivable from oil and natural gas operations primarily are generated from the sale of produced oil, natural gas liquids and natural gas to energy marketing companies. Such sales are typically made on an unsecured credit basis with payment due the month following delivery. This concentration of sales to the energy marketing industry has the potential to affect Energen’s overall exposure to credit risk, either positively or negatively, in that our oil, natural gas liquids and natural gas purchasers may be affected similarly by changes in economic, industry or other conditions. Energen considers the credit quality of its purchasers and, in certain instances, may require credit assurances such as a deposit, letter of credit or parent guarantee. The two largest purchasers of Energen’s oil, natural gas liquids and natural gas, Plains Marketing, LP (Plains) and Shell Trading (US) Company (Shell), accounted for approximately 50 percent and 18 percent, respectively, of Energen’s accounts receivable for commodity sales as of December 31, 2017. Energen’s other purchasers each accounted for less than 7 percent of these accounts receivable as of December 31, 2017. During the year ended December 31, 2017, Plains and Shell accounted for approximately 56 percent and 13 percent, respectively, of total revenues from oil, natural gas liquids and natural gas sales. All other oil and natural gas purchasers each accounted for less than 10 percent of total revenues for the year ended December 31, 2017.

9. EXPLORATORY COSTS

The following table sets forth capitalized exploratory well costs and includes additions pending determination of proved reserves, reclassifications to proved reserves and costs charged to expense:

Years ended December 31, (in thousands)	2017	2016	2015
Capitalized exploratory well costs at beginning of period	$164,996	$103,588	$119,439
Additions pending determination of proved reserves	666,282	344,045	634,908
Reclassifications due to determination of proved reserves	(699,078)	(282,637)	(650,759)
Capitalized exploratory well costs at end of period	$132,200	$164,996	$103,588

The following table sets forth capitalized exploratory wells costs:

(in thousands)	December 31, 2017	December 31, 2016
Exploratory wells in progress (drilling rig not released)	$10,879	$14,531
Capitalized exploratory well costs for a period of one year or less	121,321	143,602
Capitalized exploratory well costs for a period greater than one year	—	6,863
Total capitalized exploratory well costs	$132,200	$164,996

At December 31, 2017, Energen had 49 gross exploratory wells either drilling or waiting on results from completion and testing in the Permian Basin. No wells were capitalized for a period greater than one year as of December 31, 2017.

10. RECONCILIATION OF EARNINGS PER SHARE

Years ended December 31,
(in thousands, except per share amounts)		2017			2016			2015
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic EPS	$306,828	97,182	$3.16	$(167,513)	94,476	$(1.77)	$(945,731)	76,078	$(12.43)
Effect of dilutive securities
Stock options		26			—			—
Non-vested restricted stock		300			—			—
Performance share awards		199			—			—
Diluted EPS	$306,828	97,707	$3.14	$(167,513)	94,476	$(1.77)	$(945,731)	76,078	$(12.43)

In periods of loss, shares that otherwise would have been included in diluted average commons shares outstanding are excluded. Energen had 330,690 and 355,915 of excluded shares for the years ended December 31, 2016 and 2015, respectively.
Energen had the following shares that were excluded from the computation of diluted EPS, as inclusion would be anti-dilutive.

Years ended December 31, (in thousands)	2017	2016	2015
Stock options	512	539	114
Performance share awards	131	—	—

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

12. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Under various agreements for third-party gathering, treatment, transportation or other services, Energen is committed to deliver minimum production volumes or to pay certain costs in the event the minimum quantities are not delivered. These delivery commitments are approximately 2.9 MMBOE through October 2020.

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

On October 24, 2017, Energen reached an agreement to settle a lawsuit over certain leasehold interests. Energen received 917.2 net mineral acres and recorded a gain of $6.4 million in gain on sale of assets and other, net on the consolidated statements of operations associated with this settlement during 2017.

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

Energen Resources appealed the Order in 2011, and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order and Energen Resources appealed the Revised Order. In the Revised Order, ONRR ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. At ONRR’s request; the Revised Order was also remanded in August 2015. On April 15, 2016 ONRR issued its Second Revised Order. The Second Revised Order directs Energen Resources to pay additional royalties of $189,000, replacing the previous demand of $129,700. Energen estimates that application of the ONRR position to all of the Company’s federal leases would result in ONRR claims up to approximately $24 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen is contesting the Second Revised Order, the predecessor orders and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of December 31, 2017.

Lease Obligations: Energen’s total lease payments included as operating lease expense were $20.8 million, $22.6 million and $23.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Minimum future rental payments required after 2017 under leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

Years Ending December 31, (in thousands)
2018	2019	2020	2021	2022	2023 and thereafter
$4,648	$3,243	$605	$—	$—	$—

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
The following table reflects the components of the change in Energen’s ARO balance:

(in thousands)
Balance as of December 31, 2014	$94,060
Liabilities incurred	981
Liabilities settled	(686)
Accretion expense	7,108
Reclassification associated with held for sale properties*	(11,473)
Balance as of December 31, 2015	89,990
Liabilities incurred	230
Liabilities settled	(758)
Accretion expense	6,672
Revisions in estimated cash flows	(12,875)
Reclassification associated with held for sale properties**	(1,715)
Balance as of December 31, 2016	81,544
Liabilities incurred	1,354
Liabilities settled	(351)
Accretion expense	5,831
Balance as of December 31, 2017	$88,378
*Asset retirement obligation associated with certain San Juan Basin properties related to assets held for sale.
**Adjustment to the reclassification of the asset retirement obligation associated with a series of asset sales of certain non-core Permian Basin Assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico.

14. ASSET IMPAIRMENT

Impairments recognized by Energen are presented below:

Years ended December 31, (in thousands)	2017	2016	2015
Permian Basin properties
Central Basin Platform	$1,096	$187,043	$484,848
Delaware Basin	—	21,288	607,303
Midland Basin	—	—	—
San Juan Basin properties	—	7,519	133,055
Permian Basin unproved leasehold properties	575	4,762	29,168
San Juan Basin unproved leasehold properties	—	40	37,934
Total asset impairments	$1,671	$220,652	$1,292,308

Non-cash impairment writedowns are reflected in asset impairment in the consolidated statements of operations.

Permian Basin: During 2017, Energen recognized non-cash impairment writedowns in the Permian Basin of $1.1 million to adjust the carrying amount of these proved properties to their fair value.

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

For 2015, Energen recognized non-cash impairment writedowns on certain properties in the Permian Basin of $1,092.2 million to adjust the carrying amount of these properties to their fair value primarily due to commodity price declines. We estimate future discounted cash flows in determining fair value using commodity assumptions, which are based on the commodity price curve for five years and then escalated at 3 percent through our assumed price cap.

In 2017, Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties of $0.6 million. During 2016, Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties in the Delaware Basin and the Central Basin Platform of $4.8 million. Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties in the Delaware Basin of $29.2 million in 2015.

San Juan Basin: During the first quarter of 2016, Energen recognized non-cash impairment writedowns on held for sale properties in the San Juan Basin of $7.5 million to adjust the carrying amount of these properties to their fair value.

Energen recognized non-cash impairment writedowns on properties in the San Juan Basin of $133.1 million during 2015 to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows. During 2015, Energen recognized unproved leasehold writedowns on San Juan Basin properties of $37.9 million.

15. ACQUISITION AND DISPOSITION OF PROPERTIES

During 2017, Energen completed a total of $273.3 million in various purchases and renewals of unproved acquisitions, which are accounted for as asset acquisitions, including approximately $217.4 million in the Delaware Basin and approximately $36.9 million in the Midland Basin for unproved leasehold and $19.0 million for mineral purchases primarily in the Delaware Basin. Energen completed an estimated $143.7 million in various purchases and renewals of unproved leasehold largely in the Permian Basin, including approximately $77 million of acreage purchased in Lea County, New Mexico, during 2016. Energen completed an estimated total of $85.7 million in various purchases of unproved leasehold largely in the Permian Basin during 2015.

During 2016, Energen completed a series of asset sales of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico for an aggregate purchase price of $552 million. These transactions had closing dates of June 3, June 7, June 30, July 15 and August 9 of 2016 with various effective dates ranging from March 1, 2016 to June 30, 2016. Minor portions of the assets were transferred to other parties upon the exercise of preferential purchase rights under pre-existing joint operating agreements in the ordinary course of business. Pre-tax proceeds to Energen were approximately $532.2 million after purchase price adjustments of approximately $19 million related to the operations of the properties subsequent to the effective dates and other one-time adjustments including transfer payments and certain amounts due to the buyer, but before consideration of transaction costs of approximately $5 million. Energen recognized pre-tax post-closing adjustment losses of $0.6 million in 2017 and pre-tax gains of $246.3 million in 2016 on the sales. Energen used the proceeds from the sale to fund ongoing operations.

On March 31, 2015, Energen completed the sale of the majority of its natural gas assets in the San Juan Basin in New Mexico and Colorado (effective as of January 1, 2015) for an aggregate purchase price of $395 million. The sales proceeds were reduced by purchase price adjustments of approximately $11 million related to the operations of the San Juan Basin properties subsequent to December 31, 2014 and one-time adjustments related primarily to liabilities assumed by the buyer, which resulted in pre-tax proceeds to Energen of approximately $384 million before consideration of transaction costs of approximately $2.8 million. Energen recognized a pre-tax gain of $27.0 million on the sale. Energen used the proceeds from the sale to reduce long-term indebtedness. At December 31, 2014, proved reserves associated with these San Juan Basin properties totaled 69,038 MBOE.

16. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information concerning Energen’s cash flow activities from operations was as follows:

Years ended December 31, (in thousands)	2017	2016	2015
Interest paid, net of amount capitalized	$34,970	$35,919	$40,747
Income taxes paid	$2,193	$562	$8,114
Noncash investing activities:
Accrued development, exploration costs and other capital	$74,909	$79,988	$79,206
Capitalized asset retirement obligations costs	$1,354	$230	$981
Noncash financing activities:
Issuance of common stock for employee benefit plans	$9,536	$6,675	$5,758
Treasury stock acquired in connection with tax withholdings	$3,293	$2,610	$4,722

17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides changes in the components of accumulated other comprehensive income (loss), net of the related income tax effects:

(in thousands)
Balance as of December 31, 2016	$1,405
Other comprehensive income before reclassifications	(693)
Amounts reclassified from accumulated other comprehensive income (loss)	(332)
Change in accumulated other comprehensive income (loss)	(1,025)
Balance as of December 31, 2017	$380

The following table provides details of the reclassifications out of accumulated other comprehensive income (loss):

Years ended December 31, (in thousands)	2017	2016	2015
	Amounts Reclassified			Line Item Where Presented
Pension and postretirement plans:
Prior service cost	$454	$465	$—	General and administrative
Actuarial losses	(10)	(3,058)	(30,504)	General and administrative
Total pension and postretirement plans	444	(2,593)	(30,504)
Income tax (expense) benefit*	(112)	992	10,676
Net of tax	332	(1,601)	(19,828)
Total reclassifications for the period	$332	$(1,601)	$(19,828)
*In 2017, revisions associated with the Tax Cuts and Jobs Act were reflected in the income tax (expense) benefit line item above.

18. RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2017, the Financial Accounting Standards Board (FASB) issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendment is effective for annual periods beginning after December 15, 2017, and interim periods within those annual years. This amendment is not expected to have a material impact to the Company’s financial position or results of operations.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which makes a number of changes meant to simplify and improve accounting for share-based payments. The amendment was effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this ASU effective January 1, 2017 did not have a material impact on our consolidated financial statements. Upon adoption of this new guidance, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in our consolidated statements of operations as a discrete item in the reporting period in which they occur. The presentation requirements for cash flows related to employee taxes paid for withheld shares were adjusted retrospectively. These cash outflows, which were historically presented as an operating activity, were classified as a financing activity under taxes paid for shares withheld on the consolidated statements of cash flows. The Company also had an approximate $170,000 decrease to retained earnings associated with our election to recognize forfeitures as they occur.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This update increases transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendment is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The primary effect of adopting the new standard will be to record assets and obligations on the balance sheet for contracts currently recognized as operating leases. We have identified certain applicable leases under the standard and are currently developing an inventory of all applicable leases, however, this standard is not applicable to oil and natural gas leases. The Company is still evaluating the impact of this standard on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This update is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Companies may apply this update retrospectively or using a modified retrospective approach to adjust retained earnings. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which deferred the effective date of ASU No. 2014-09 to annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company will adopt this standard using the modified retrospective method of adoption on January 1, 2018. We have evaluated the impact of this standard on our individual customer contracts and do not expect a significant impact to our consolidated financial statements.

19. SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)

The following data summarizes quarterly operating results:

	Year ended December 31, 2017
(in thousands, except per share amounts)	First	Second	Third	Fourth
Revenues	$240,921	$256,824	$191,504	$271,796
Operating income (loss)	$61,427	$54,714	$(17,822)	$46,817
Net income (loss)	$33,403	$29,481	$(18,486)	$262,430
Diluted earnings per average common share	$0.34	$0.30	$(0.19)	$2.68
Basic earnings per average common share	$0.34	$0.30	$(0.19)	$2.70

	Year ended December 31, 2016
(in thousands, except per share amounts)	First	Second	Third	Fourth
Revenues	$128,219	$105,765	$184,385	$114,520
Operating income (loss)	$(301,811)	$68,875	$90,302	$(68,596)
Net income (loss)	$(203,116)	$36,759	$53,314	$(54,470)
Diluted earnings per average common share	$(2.34)	$0.38	$0.55	$(0.56)
Basic earnings per average common share	$(2.34)	$0.38	$0.55	$(0.56)

20. OIL AND NATURAL GAS OPERATIONS (Unaudited)

Capitalized Costs: The following table sets forth capitalized costs:

(in thousands)	December 31, 2017	December 31, 2016
Proved	$8,466,708	$7,543,464
Unproved	453,028	196,888
Total capitalized costs	8,919,736	7,740,352
Accumulated depreciation, depletion and amortization	4,200,797	3,723,669
Capitalized costs, net	$4,718,939	$4,016,683

Costs Incurred: The following table sets forth costs incurred in property acquisition, exploration and development activities and includes both capitalized costs and costs charged to expense during the year:

Years ended December 31, (in thousands)	2017	2016	2015
Property acquisition:
Proved*	$9,889	$4,066	$1,866
Unproved	273,326	143,667	85,690
Exploration	676,357	349,463	649,764
Development	235,279	89,624	372,177
Total costs incurred	$1,194,851	$586,820	$1,109,497
*Includes a $6.4 million noncash lawsuit settlement over certain leasehold interests.

Results of Operations From Producing Activities: The following table sets forth results of Energen’s oil, natural gas liquids and natural gas operations from producing activities:

Years ended December 31, (in thousands)	2017	2016	2015
Gross revenues*	$961,045	$532,889	$878,554
Production (lifting costs)	243,144	214,652	285,760
Exploration expense	10,075	5,415	14,877
Depreciation, depletion and amortization including asset impairments	480,491	663,659	1,880,190
Accretion expense	5,831	6,672	7,108
Income tax expense (benefit)**	79,815	(123,153)	(469,362)
Results of operations from producing activities	$141,689	$(234,356)	$(840,019)
* The years ended December 31, 2017, 2016 and 2015 gross revenues include pre-tax non-cash mark-to-market losses on derivatives of $10.8 million, $71.2 million and $281.8 million, respectively.
**Income tax benefit does not reflect any impact due to the enactment of the Tax Cuts and Jobs Act in 2017.

Oil and Natural Gas Reserves: The calculation of proved reserves is made pursuant to rules prescribed by the SEC. Such rules, in part, require that proved categories of reserves be disclosed. Proved reserves and associated values were calculated using twelve-month average prices and current costs for the years ended December 31, 2017, 2016 and 2015. Changes to prices and costs could have a significant effect on the disclosed amount of proved reserves and their associated values. In addition, the estimation of proved reserves inherently requires the use of geologic and engineering estimates which are subject to revision as reservoirs are produced and developed and as additional information is available. Accordingly, the amount of actual future production may vary significantly from the amount of proved reserves disclosed. The Company’s proved reserves are located onshore in the United States of America.

Estimates of physical quantities of oil and natural gas proved reserves were determined by Company engineers. Ryder Scott Company, L.P. (Ryder Scott), independent oil and natural gas reservoir engineers, have audited the estimates of proved reserves of oil, natural gas liquids and natural gas that Energen has attributed to its net interests in oil and natural gas properties as of December 31, 2017. Ryder Scott audited the proved reserve estimates for substantially all of the Permian Basin proved reserves. The independent reservoir engineers have issued reports covering approximately 99 percent of Energen’s ending proved reserves indicating that in their judgment the estimates are reasonable in the aggregate.

Year ended December 31, 2017	Oil MBbl	NGL MBbl	Natural Gas MMcf	Total MMBOE
Proved reserves at beginning of period	199,575	58,046	352,248	316.3
Revisions of previous estimates	7,903	14,853	102,107	39.8
Purchases	179	37	201	0.2
Extensions and discoveries	66,304	23,098	156,461	115.5
Production	(16,951)	(5,255)	(33,528)	(27.8)
Proved reserves at end of period	257,010	90,779	577,489	444.0
Proved developed reserves at end of period	143,907	52,882	342,616	253.9
Proved undeveloped reserves at end of period	113,103	37,897	234,873	190.1

Year ended December 31, 2016	Oil MBbl	NGL MBbl	Natural Gas MMcf	Total MMBOE
Proved reserves at beginning of period	210,691	71,713	433,904	354.7
Revisions of previous estimates	(17,840)	(6,800)	(7,779)	(26.0)
Purchases	103	21	89	0.1
Extensions and discoveries	45,129	10,480	50,780	64.1
Production	(13,213)	(3,892)	(27,204)	(21.6)
Sales	(25,295)	(13,476)	(97,542)	(55.0)
Proved reserves at end of period	199,575	58,046	352,248	316.3
Proved developed reserves at end of period	101,202	29,767	187,117	162.1
Proved undeveloped reserves at end of period	98,373	28,279	165,131	154.2

Year ended December 31, 2015	Oil MBbl	NGL MBbl	Natural Gas MMcf	Total MMBOE
Proved reserves at beginning of period	181,227	73,463	707,926	372.7
Revisions of previous estimates	(39,537)	(11,979)	(44,176)	(58.9)
Purchases	2	1	2	0.0
Extensions and discoveries	83,319	25,530	143,022	132.6
Production	(14,023)	(4,065)	(35,604)	(24.0)
Sales	(297)	(11,237)	(337,266)	(67.7)
Proved reserves at end of period	210,691	71,713	433,904	354.7
Proved developed reserves at end of period	108,319	36,374	236,112	184.0
Proved undeveloped reserves at end of period	102,372	35,339	197,792	170.7

2017 Activities: Energen had net upward reserve revisions during 2017 which totaled 39.8 MMBOE and include upward revisions of approximately 11.6 MMBOE related to changes in year-end pricing, 17.6 MMBOE related to extending lateral length of certain locations, 12.0 MMBOE due to improved well performance and 3.0 MMBOE due to changes in plant yield. These were partially offset by net downward reserve revisions of 4.6 MMBOE of proved undeveloped reserves that will no longer be developed in the five-year time horizon.

Energen purchased 0.2 MMBOE of reserves during 2017 primarily related to the acquisition of oil properties in the Permian Basin.

During 2017, Energen had extensions and discoveries of 115.5 MMBOE of which 27 percent were proved undeveloped reserves and 73 percent were proved developed reserves. Extension drilling resulted in 0.6 MMBOE of discoveries with exploratory drilling providing 114.9 MMBOE of discoveries.

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

During 2016, Energen had sales of 55.0 MMBOE primarily due to the sale of certain non-core Permian Basin assets in the Delaware Basin in Texas and in the San Juan Basin in New Mexico.

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

Years ended December 31, (in thousands)	2017	2016	2015
Future gross revenues	$15,531,237	$9,191,808	$11,714,729
Future production costs	4,467,989	3,126,153	4,353,974
Future development costs	2,077,918	1,632,577	1,961,661
Future income tax expense	1,381,999	762,921	1,065,887
Future net cash flows	7,603,331	3,670,157	4,333,207
Discount at 10% per annum	4,283,536	2,320,350	2,299,859
Standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves	$3,319,795	$1,349,807	$2,033,348

The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

Years ended December 31, (in thousands)	2017	2016	2015
Balance at beginning of year	$1,349,807	$2,033,348	$4,219,656
Revisions to reserves proved in prior years:
Net changes in prices and production costs	659,802	(343,839)	(3,101,283)
Net changes in future development costs	(86,642)	122,200	239,692
Net changes due to revisions in quantity estimates	389,684	(167,188)	(404,708)
Development costs incurred, previously estimated	148,534	71,099	350,560
Accretion of discount	149,664	203,335	542,105
Changes in timing and other*	257,523	(100,742)	(1,024,114)
Total revisions	1,518,565	(215,135)	(3,397,748)
New field discoveries and extensions, net of future production and development costs	1,492,562	352,358	776,315
Sales of oil and gas produced, net of production costs	(788,130)	(440,446)	(514,380)
Purchases	3,769	1,733	8
Sales	—	(235,222)	(372,039)
Net change in income taxes	(256,778)	(146,829)	1,321,536
Net change in standardized measure of discounted future net cash flows	1,969,988	(683,541)	(2,186,308)
Balance at end of year	$3,319,795	$1,349,807	$2,033,348
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

Management assessed the effectiveness of Energen Corporation’s internal control over financial reporting as of December 31, 2017. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Energen Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2017, Energen Corporation maintained effective internal control over financial reporting. The effectiveness of Energen Corporation’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the executive officers of Energen is included in Part I. The other information required by Item 10 is incorporated herein by reference from Energen’s definitive proxy statement for its 2018 Annual Meeting of Shareholders

ITEM 11.    EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference from Energen’s definitive proxy statement for its 2018 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

a. Security Ownership of Certain Beneficial Owners

The information regarding the security ownership of the beneficial owners of more than five percent of Energen’s common stock is incorporated herein by reference from Energen’s definitive proxy statement for its 2018 Annual Meeting of Shareholders.

b. Security Ownership of Management

The information regarding the security ownership of management is incorporated herein by reference from Energen’s definitive proxy statement for its 2018 Annual Meeting of Shareholders.

c. Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information concerning securities authorized for issuance under equity compensation plans as of December 31, 2017:

Plan Category	Number of Securities to be Issued for Outstanding Options, Performance Share Awards and Restricted Stock Units	Weighted Average Exercise Price	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders*	1,883,175	$53.25	2,089,649
Equity compensation plans not approved by security holders	—	—	—
Total	1,883,175	$53.25	2,089,649
*These plans include 1,444,057 shares associated with Energen’s Stock Incentive Plan, 76,904 shares associated with the 1992 Energen Corporation Directors Stock Plan and 568,688 shares associated with the 1997 Deferred Compensation Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions, and director independence is incorporated herein by reference from Energen’s definitive proxy statement for its 2018 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding Principal Accountant Fees and Services is incorporated herein by reference from Energen’s definitive proxy statement for its 2018 Annual Meeting of Shareholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. Documents Filed as Part of This Report

(1)	Financial Statements
The consolidated financial statements of Energen are included in Item 8 of this Form 10-K.

(2)    Financial Statement Schedules
No financial statement schedules are required to be filed as part of this Form 10-K or they are inapplicable.

(3)    Exhibits
The exhibits listed on the accompanying Index to Exhibits are filed as part of this Form 10-K.
ITEM 16.    FORM 10-K SUMMARY

None

Energen Corporation
INDEX TO EXHIBITS
Item 14(a)(3)

Exhibit
Number	Description

*3(a)
Restated Certificate of Incorporation of Energen Corporation (composite, as amended April 29, 2005) which was filed as Exhibit 3(a) to Energen’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005

*3(b)
Articles of Amendment to Restated Certificate of Incorporation of Energen, designating Series 1998 Junior Participating Preferred Stock (July 27, 1998) which was filed as Exhibit 4(b) to Energen’s Post Effective Amendment No. 1, filed on August 7, 1998, to Registration Statement on Form S-3 (Registration No. 333-00395)

*3(c)	Bylaws of Energen Corporation (as amended through December 4, 2017) which was filed as Exhibit 3.1 to Energen’s Current Report on Form 8-K, dated December 7, 2017

*4(a)
Form of Indenture between Energen Corporation and The Bank of New York, as Trustee, which was dated as of September 1, 1996 (the “Energen 1996 Indenture”), and which was filed as Exhibit 4(i) to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-11239) filed August 30, 1996

*4(a)(i)
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
First Amendment to the Credit Agreement dated as of October 20, 2014, by and among Energen Corporation, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Energen Resources Corporation, as Guarantor, and the institutions named therein as lenders, which was filed as Exhibit 10.1 to Energen’s Current Report on Form 8-K filed October 23, 2014

*10(b)(i)
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
Fifth Amendment to the Credit Agreement dated as of October 25, 2016, by and among Energen Corporation, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Energen Resources Corporation, as Guarantor, and the institutions named therein as lenders, which was filed as Exhibit 10.1 to Energen’s Current Report on Form 8-K filed October 26, 2016

*10(b)(v)
Sixth Amendment to the Credit Agreement dated as of April 21, 2017, by and among Energen Corporation, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Energen Resources Corporation, as Guarantor, and the institutions named therein as lenders, which was filed as Exhibit 10.1 to Energen’s Current Report on Form 8-K filed April 25, 2017

*10(b)(vi)
Seventh Amendment to the Credit Agreement dated as of November 9, 2017, by and among Energen Corporation, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Energen Resources Corporation, as Guarantor, and the institutions named therein as lenders, which was filed as Exhibit 10.1 to Energen’s Current Report on Form 8-K filed November 14, 2017

*10(c)
Commitment Increase Letter dated November 17, 2014, by and among Energen Corporations, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the institutions named therein as lenders, which was filed as Exhibit 10.1 to Energen’s Current Report on Form 8-K filed November 18, 2014

*10(d)
Form of Severance Compensation Agreement (Change in Control) between Energen Corporation and its executive officers which was filed as Exhibit 10(d) to Energen’s Annual Report on Form 10-K for the year ended December 31, 2016

*10(e)
Form of Executive Severance Agreement between Energen Corporation and its named executive officers which was filed as Exhibit 10(a) to Energen’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017.

*10(f)
Energen Corporation Stock Incentive Plan (as amended effective November 7, 2017) which was filed as Exhibit 10(b) to Energen’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

*10(g)	Form of Stock Option Agreement under the Energen Corporation Stock Incentive Plan which was filed as Exhibit 10(r) to Energen’s Annual Report on Form 10-K for the year ended December 31, 2012

*10(h)	Form of Restricted Stock Agreement under the Energen Corporation Stock Incentive Plan which was filed as Exhibit 10(s) to Energen’s Annual Report on Form 10-K for the year ended December 31, 2012

*10(i)	Form of Restricted Stock Unit Agreement under the Energen Corporation Stock Incentive Plan which was filed as Exhibit 10.2 to Energen’s Current Report on Form 8-K filed December 12, 2013

*10(j)	Form of Performance Share Award under the Energen Corporation Stock Incentive Plan which was filed as Exhibit 10(t) to Energen’s Annual Report on Form 10-K for the year ended December 31, 2012

*10(k)
Energen Corporation Annual Incentive Compensation Plan, as amended effective January 1, 2016, which was filed as Exhibit 10 to Energen’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016

*10(l)
Energen Corporation 1997 Deferred Compensation Plan (as amended and restated) effective October 22, 2014, which was filed as Exhibit 10(m) to Energen’s Annual Report on Form 10-K for the year ended December 31, 2014

*10(m)	Energen Corporation Directors Stock Plan (as amended April 28, 2010) which was filed as an attachment to Energen’s definitive Proxy Statement on Schedule 14A , filed March 19, 2010

21	Subsidiaries of Energen Corporation

23(a)	Consent of Registered Public Accounting Firm (PricewaterhouseCoopers LLP)

23(b)	Consent of Independent Oil and Gas Reservoir Engineers (Ryder Scott Company, L.P.)

24	Power of Attorney

31(a)	Energen Corporation Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31(b)	Energen Corporation Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32	Energen Corporation Certification pursuant to 18 U.S.C. Section 1350

99(a)	Reserve Audit – Ryder Scott & Company, L.P.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Incorporated by reference

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGEN CORPORATION
(Registrant)

February 28, 2018	By	/s/ J.T. McManus, II
J.T. McManus, II Chairman, Chief Executive Officer and President of Energen Corporation;

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 28, 2018	By	/s/ J.T. McManus, II
J.T. McManus, II Chairman, Chief Executive Officer and President of Energen Corporation

February 28, 2018	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr. Vice President, Chief Financial Officer and Treasurer of Energen Corporation

February 28, 2018	By	/s/ Russell E. Lynch, Jr.
Russell E. Lynch, Jr. Vice President and Controller of Energen Corporation

February 28, 2018	*
Kenneth W. Dewey Director

February 28, 2018	*
Laurence M. Downes Director

February 28, 2018	*
M. James Gorrie Director

February 28, 2018	*
Jay Grinney Director

February 28, 2018	*
William G. Hargett Director

February 28, 2018	*
Frances Powell Hawes Director

February 28, 2018	*
Alan A. Kleier Director

February 28, 2018	*
Lori A. Lancaster Director

	*By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr. Attorney-in-Fact