Form 10-Q
period 2018-03-31
ENERGEN CORP
filed 2018-05-09
CIK 277595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _______________

Commission file number 1-7810
Energen Corporation
(Exact name of registrant as specified in its charter)

Alabama	63-0757759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

605 Richard Arrington Jr. Boulevard North, Birmingham, Alabama	35203-2707
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of each of the registrant’s classes of common stock as of May 2, 2018.

Energen Corporation	$0.01 par value	97,429,584

ENERGEN CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	March 31, 2018	December 31, 2017

ASSETS
Current Assets
Cash and cash equivalents	$600	$439
Accounts receivable, net	150,813	158,787
Inventories, net	19,586	13,177
Derivative instruments	4,984	—
Income tax receivable	6,899	6,905
Prepayments and other	9,773	12,085
Total current assets	192,655	191,393
Property, Plant and Equipment
Oil and natural gas properties, successful efforts method
Proved properties	8,706,155	8,466,708
Unproved properties	505,416	453,028
Less accumulated depreciation, depletion and amortization	(4,323,834)	(4,200,797)
Oil and natural gas properties, net	4,887,737	4,718,939
Other property and equipment, net	44,427	44,581
Total property, plant and equipment, net	4,932,164	4,763,520
Other postretirement assets	2,627	2,646
Noncurrent derivative instruments	3,261	—
Noncurrent income tax receivable, net	70,716	70,716
Other assets	4,341	5,620
TOTAL ASSETS	$5,205,764	$5,033,895

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	March 31, 2018	December 31, 2017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$104,430	$75,167
Accrued taxes	6,411	2,631
Accrued wages and benefits	8,936	26,170
Accrued capital costs	111,887	74,909
Revenue and royalty payable	62,517	54,072
Derivative instruments	57,478	71,379
Other	12,239	17,916
Total current liabilities	363,898	322,244
Long-term debt	755,964	782,861
Asset retirement obligations	90,295	88,378
Noncurrent derivative instruments	11,563	8,886
Deferred income taxes	423,228	387,807
Other long-term liabilities	5,969	5,262
Total liabilities	1,650,917	1,595,438
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, cumulative, $0.01 par value, 5,000,000 shares authorized	—	—
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 100,653,429 shares and 100,327,433 shares issued at March 31, 2018 and December 31, 2017, respectively	1,007	1,003
Premium on capital stock	1,392,109	1,388,082
Retained earnings	2,303,789	2,185,161
Accumulated other comprehensive income, net of tax
Postretirement plans	604	380
Deferred compensation plan	3,223	2,681
Treasury stock, at cost; 3,326,036 shares and 3,192,252 shares at March 31, 2018 and December 31, 2017, respectively	(145,885)	(138,850)
Total shareholders’ equity	3,554,847	3,438,457
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,205,764	$5,033,895

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended
	March 31,
(in thousands, except per share data)	2018	2017

Revenues
Oil, natural gas liquids and natural gas sales	$357,866	$176,375
Gain (loss) on derivative instruments, net	(1,695)	64,546
Total revenues	356,171	240,921
Operating Costs and Expenses
Oil, natural gas liquids and natural gas production	52,635	41,288
Production and ad valorem taxes	22,568	12,820
Depreciation, depletion and amortization	124,210	99,652
Asset impairment	177	1,460
Exploration	1,398	3,636
General and administrative (including stock-based compensation of $4,145 and $3,197 for the three months ended March 31, 2018 and 2017, respectively)	22,257	20,516
Accretion of discount on asset retirement obligations	1,533	1,414
Gain on sale of assets and other, net	(33,723)	(1,175)
Total operating costs and expenses	191,055	179,611
Operating Income	165,116	61,310
Other Income (Expense)
Interest expense	(10,248)	(9,023)
Other income	227	557
Total other expense	(10,021)	(8,466)
Income Before Income Taxes	155,095	52,844
Income tax expense	36,180	19,441
Net Income	$118,915	$33,403

Diluted Earnings Per Average Common Share	$1.22	$0.34
Basic Earnings Per Average Common Share	$1.22	$0.34
Diluted Average Common Shares Outstanding	97,818	97,607
Basic Average Common Shares Outstanding	97,321	97,140

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	Three months ended
	March 31,
(in thousands)	2018	2017

Net Income	$118,915	$33,403
Other comprehensive income (loss):
Postretirement plans
Amortization of prior service cost, net of tax of ($28) and ($43), respectively	(85)	(71)
Amortization of net loss, net of tax of $8 and $1, respectively	23	2
Total postretirement plans	(62)	(69)
Comprehensive Income	$118,853	$33,334

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three months ended March 31, (in thousands)	2018	2017

Operating Activities
Net income	$118,915	$33,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	124,210	99,652
Asset impairment	177	1,460
Accretion of discount on asset retirement obligations	1,533	1,414
Deferred income taxes	35,441	20,449
Change in derivative fair value	(13,085)	(71,686)
(Gain) loss on sale of assets	(33,587)	366
Stock-based compensation expense	4,145	3,197
Exploration, including dry holes	207	—
Other, net	1,983	(3,696)
Net change in:
Accounts receivable	7,974	(16,778)
Inventories	(6,409)	(1,143)
Accounts payable	22,879	9,314
Accrued taxes/income tax receivable	3,786	3,808
Other current assets and liabilities	(12,339)	(23,892)
Net cash provided by operating activities	255,830	55,868
Investing Activities
Additions to oil and natural gas properties	(199,852)	(183,714)
Acquisitions	(23,205)	(159,115)
Proceeds (payments) on the sale of assets, net	881	(308)
Net cash used in investing activities	(222,176)	(343,137)
Financing Activities
Taxes paid for shares withheld	(6,493)	(3,166)
Reduction of long-term debt	—	(7,000)
Net change in credit facility	(27,000)	—
Net cash used in financing activities	(33,493)	(10,166)
Net change in cash and cash equivalents	161	(297,435)
Cash and cash equivalents at beginning of period	439	386,093
Cash and cash equivalents at end of period	$600	$88,658

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Energen Corporation (Energen or the Company) is an oil and natural gas exploration and production company engaged in the exploration, development and production of oil, natural gas liquids and natural gas. Our operations are conducted through our subsidiary, Energen Resources Corporation (Energen Resources) and primarily occur within the Midland Basin, the Delaware Basin and the Central Basin Platform areas of the Permian Basin in west Texas and New Mexico. Our corporate headquarters is located in Birmingham, Alabama. The unaudited consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the 2017 Annual Report of Energen on Form 10-K.

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

The following tables detail the offsetting of derivative assets and liabilities as well as the fair values of derivatives on the balance sheets:

(in thousands)	March 31, 2018
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments
Assets
Derivative instruments	$31,420	$(26,436)	$4,984	$—	$—	$4,984
Noncurrent derivative instruments	8,786	(5,525)	3,261	—	—	3,261
Total derivative assets	40,206	(31,961)	8,245	—	—	8,245
Liabilities
Derivative instruments	83,914	(26,436)	57,478	—	—	57,478
Noncurrent derivative instruments	17,088	(5,525)	11,563	—	—	11,563
Total derivative liabilities	101,002	(31,961)	69,041	—	—	69,041
Total derivatives	$(60,796)	$—	$(60,796)	$—	$—	$(60,796)

(in thousands)	December 31, 2017
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments
Assets
Derivative instruments	$1,758	$(1,758)	$—	$—	$—	$—
Noncurrent derivative instruments	42	(42)	—	—	—	—
Total derivative assets	1,800	(1,800)	—	—	—	—
Liabilities
Derivative instruments	73,137	(1,758)	71,379	—	—	71,379
Noncurrent derivative instruments	8,928	(42)	8,886	—	—	8,886
Total derivative liabilities	82,065	(1,800)	80,265	—	—	80,265
Total derivatives	$(80,265)	$—	$(80,265)	$—	$—	$(80,265)

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net loss position with eleven of our active counterparties and in a net gain position with the remaining one at March 31, 2018. Energen’s net gain position with Macquarie Bank Limited at March 31, 2018 constituted approximately $7.1 million of Energen’s total net loss on fair value of derivatives.

The following table details the effect of open and closed derivative commodity instruments not designated as hedging instruments on the statements of operations:

	Location on Statement of Operations	Three months ended
		March 31,
(in thousands)		2018	2017
Gain (loss) recognized in income on derivatives	Gain (loss) on derivative instruments, net	$(1,695)	$64,546

As of March 31, 2018, Energen had entered into the following derivative transactions for the remainder of 2018 and subsequent years:

Production Period	Description	Total Hedged Volumes		Weighted Average Contract Price
Oil
2018	NYMEX Swaps	1,380	MBbl	$60.24 Bbl
	NYMEX Three-Way Collars	10,125	MBbl
	Ceiling sold price (call)			$60.04 Bbl
	Floor purchased price (put)			$45.47 Bbl
	Floor sold price (put)			$35.47 Bbl
2019	NYMEX Swaps	2,880	MBbl	$56.52 Bbl
	NYMEX Three-Way Collars	5,760	MBbl
	Ceiling sold price (call)			$61.65 Bbl
	Floor purchased price (put)			$45.94 Bbl
	Floor sold price (put)			$35.94 Bbl
Oil Basis Differential
2018	WTI/WTI Basis Swaps	8,370	MBbl	$(1.03) Bbl
2019	WTI/WTI Basis Swaps	6,120	MBbl	$(0.75) Bbl
Natural Gas Liquids
2018	Liquids Swaps	102.1	MMGal	$0.61 Gal
2019	Liquids Swaps	85.7	MMGal	$0.64 Gal
Natural Gas
2018	Basin Specific Swaps - West Texas/Waha	5.4	Bcf	$1.70 Mcf
2018	Basin Specific Swaps - Permian	2.7	Bcf	$2.56 Mcf
WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing

As of March 31, 2018, the maximum term over which Energen has hedged exposures to the variability of cash flows is through December 31, 2019.

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

No transfers between fair value hierarchy levels occurred during the three months ended March 31, 2018.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Energen classifies the fair value of multiple derivative instruments executed under master netting arrangements as net derivative assets and liabilities. The following fair value hierarchy tables present information about Energen’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2018
(in thousands)	Level 2	Level 3	Total
Assets:
Derivative instruments	$—	$4,984	$4,984
Noncurrent derivative instruments	(2,283)	5,544	3,261
Total assets	(2,283)	10,528	8,245
Liabilities:
Derivative instruments	68,782	(11,304)	57,478
Noncurrent derivative instruments	14,233	(2,670)	11,563
Total liabilities	83,015	(13,974)	69,041
Net derivative asset (liability)	$(85,298)	$24,502	$(60,796)

	December 31, 2017
(in thousands)	Level 2	Level 3	Total
Liabilities:
Derivative instruments	43,241	28,138	71,379
Noncurrent derivative instruments	7,736	1,150	8,886
Total liabilities	50,977	29,288	80,265
Net derivative liability	$(50,977)	$(29,288)	$(80,265)

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

Level 3 Fair Value Instruments: Energen prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its Level 3 instruments. We estimate that a 10 percent increase or decrease in commodity prices would result in an approximate $7.5 million change in the fair value of open Level 3 derivative contracts and to our results of operations.

The table below sets forth a summary of changes in the fair value of Energen’s Level 3 derivative commodity instruments as follows:

	Three months ended
	March 31,
(in thousands)	2018	2017
Balance at beginning of period	$(29,288)	$(8,852)
Realized losses	(8,881)	(3,253)
Unrealized gains relating to instruments held at the reporting date*	54,832	14,416
Settlements during period	7,839	3,263
Balance at end of period	$24,502	$5,574

*Includes $42.9 million and $10.9 million in gains related to open contracts held at the reporting date for the three months ended March 31, 2018 and 2017, respectively.

The table below sets forth quantitative information about Energen’s Level 3 fair value measurements of derivative commodity instruments as follows:

(in thousands, except price data)	Fair Value as of March 31, 2018	Valuation Technique*	Unobservable Input*	Range
Oil Basis - WTI/WTI
2018	$22,319	Discounted Cash Flow	Forward Basis	($4.41) - ($3.94) Bbl
2019	$13,338	Discounted Cash Flow	Forward Basis	($3.05) - ($2.96) Bbl
Natural Gas Liquids
2018	$(10,489)	Discounted Cash Flow	Forward Basis	$0.70 Gal
2019	$(666)	Discounted Cash Flow	Forward Basis	$0.64 - $0.65 Gal
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

These assumptions are classified as Level 3 fair value measurements. Impairments recognized by Energen during the three months ended March 31, 2018 and 2017 were immaterial.
Financial Instruments not Carried at Fair Value
The stated value of cash and cash equivalents, short-term investments, accounts receivable (net of allowance for doubtful accounts), and short-term debt approximates fair value due to the short maturity of the instruments. The Company invested in certain short-term investments that qualify and were classified as cash and cash equivalents. Energen had an allowance for doubtful accounts of

$0.6 million at both March 31, 2018 and December 31, 2017, respectively. The fair value of Energen’s long-term debt, including the current portion, was approximately $762.6 million and $798.9 million and had a carrying value of $758.0 million and $785.0 million at March 31, 2018 and December 31, 2017, respectively. The fair values are based on market prices of similar debt issues having the same remaining maturities, redemption terms and credit rating. Short-term debt is classified as a Level 1 fair value measurement and long-term debt is classified as a Level 2 fair value measurement.

4. LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
Credit facility	$228,000	$255,000
4.625% Notes, due September 1, 2021	400,000	400,000
7.32% Medium-term Notes, Series A, due July 28, 2022	20,000	20,000
7.35% Medium-term Notes, Series A, due July 28, 2027	10,000	10,000
7.125% Medium-term Notes, Series B, due February 15, 2028	100,000	100,000
Total	758,000	785,000
Less unamortized debt discount	353	360
Less unamortized debt issuance costs	1,683	1,779
Total	$755,964	$782,861

The debt agreements of Energen contain financial and nonfinancial covenants including routine matters such as timely payment of principal and interest, maintenance of corporate existence and restrictions on liens. None of the debt agreements have events of default based on credit ratings. As of March 31, 2018, we were in compliance with our covenants.

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

Credit Facility: On September 2, 2014, Energen entered into a five-year syndicated secured credit facility with domestic and foreign lenders. On November 9, 2017, the borrowing base was increased to $1.7 billion. The aggregate commitments under the credit facility did not change and remained at $1.05 billion. On April 30, 2018, we entered into an amendment to our credit facility which extended the maturity to April 30, 2023, increased the borrowing base to $2.15 billion and increased the aggregate commitments to $1.25 billion. Energen’s obligations under the syndicated credit facility are unconditionally guaranteed by Energen Resources. The credit facility is collateralized by certain assets of Energen and Energen Resources, including a pledge of equity interests in subsidiaries of Energen other than Energen Resources, by mortgages on substantially all of Energen Resources’ oil and natural gas properties and by the pledge of Energen’s and Energen Resources’ deposit accounts, securities accounts and commodity accounts (other than de minimus accounts and excluded accounts). The current credit facility qualifies for classification as long-term debt on the consolidated balance sheets. The financial covenants of the credit facility require Energen to maintain a ratio of total debt to consolidated income before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and other non-cash income and expenses (EBITDAX) less than or equal to 4.0 to 1.0; and to maintain a ratio of consolidated current assets (adjusted to include amounts available for borrowings and exclude non-cash derivative instruments) to consolidated current liabilities (adjusted to exclude maturities under the credit facility and non-cash derivative instruments) greater than or equal to 1.0 to 1.0. We are also bound by covenants which limit our ability to incur additional indebtedness, make certain distributions or alter our corporate structure. Energen may not pay dividends if an event of default exists, if the payment would result in an event of default, or if availability is less than 10 percent of the loan limit under the credit facility. Our credit facility also limits our ability to enter into commodity hedges based on projected production volumes. In addition, the terms of our credit facility limit the amount we can borrow to a borrowing base amount which is determined by our lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria including commodity price outlook. The borrowing base amount is subject to redetermination semi-annually and for event-driven unscheduled redeterminations. Our next scheduled redetermination is October 1, 2018.

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

The following is a summary of information relating to Energen’s credit facility:

(in thousands)	March 31, 2018	December 31, 2017
Credit facility outstanding	$228,000	$255,000
Available for borrowings	822,000	795,000
Total borrowing commitments*	$1,050,000	$1,050,000
*Effective April 30, 2018, borrowing commitments were increased to $1.25 billion.

	Three months ended March 31,
(in thousands)	2018	2017
Maximum amount outstanding at any month-end	$240,000	$—
Average daily amount outstanding	$249,172	$28
Weighted average interest rates based on:
Average daily amount outstanding	2.89%	2.05%
Amount outstanding at period-end	3.09%	—%

The following is a summary of information relating to Energen’s interest expense:

	Three months ended March 31,
(in thousands)	2018	2017
Interest expense	$10,248	$9,023
Amortization of debt issuance costs related to long-term debt, including our credit facility*	$831	$842
Commitment fees*	$617	$788
*Included in Energen’s total interest expense. Energen had no capitalized interest for the three months ended March 31, 2018 and 2017. At March 31, 2018, Energen paid commitment fees on the unused portion of the available credit facility at a current annual rate of 30 basis points.

5. RECONCILIATION OF EARNINGS PER SHARE (EPS)

	Three months ended			Three months ended
(in thousands, except per share amounts)	March 31, 2018			March 31, 2017
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS	$118,915	97,321	$1.22	$33,403	97,140	$0.34
Effect of dilutive securities
Stock options		48			31
Non-vested restricted stock		282			262
Performance share awards		167			174
Diluted EPS	$118,915	97,818	$1.22	$33,403	97,607	$0.34

Energen had the following shares that were excluded from the computation of diluted EPS, as inclusion would be anti-dilutive:

	Three months ended March 31,
(in thousands)	2018	2017
Stock options	108	267
Performance share awards	163	131

6. STOCK COMPENSATION

Stock Incentive Plan
Restricted Stock: The Stock Incentive Plan provides for the grant of restricted stock and restricted stock units (restricted stock awards) which have been valued based on the quoted market price of Energen’s common stock at the date of grant. Restricted stock awards vest within three years from grant date. A summary of restricted stock award activity during the three months ended March 31, 2018 is presented below:

	Shares	Weighted Average Price
Nonvested at December 31, 2017	405,536	$44.58
Restricted stock units granted	131,341	51.83
Vested	(107,390)	61.63
Forfeited	(401)	48.79
Nonvested at March 31, 2018	429,086	$42.52

Performance Share Awards: In addition, the Stock Incentive Plan provides for the grant of performance share awards to eligible employees based on predetermined Energen performance criteria at the end of an award period. The Stock Incentive Plan provides that payment of earned performance share awards be made in the form of Energen common stock. Performance share awards are valued using the Monte Carlo model which uses historical volatility and other assumptions to estimate the probability of satisfying the market condition of the award and have a two to three-year vesting period. A summary of performance share award activity during the three months ended March 31, 2018 is presented below:

	Shares	Weighted Average Price
Nonvested at December 31, 2017	400,037	$55.65
Granted (three-year vesting period)	158,262	68.08
Vested and paid	(112,710)	83.94
Forfeited	(488)	58.26
Nonvested at March 31, 2018	445,101	$52.90

Stock Repurchase Program
During the three months ended March 31, 2018 and 2017, Energen had non-cash purchases of approximately $6.5 million and $3.2 million, respectively, of Energen common stock in conjunction with tax withholdings on other stock compensation and our non-qualified deferred compensation plan. Energen utilized internally generated cash flows in payment of the related tax withholdings.

7. EMPLOYEE BENEFIT PLANS

Postretirement Benefit Plans
Energen provides certain postretirement benefits for all eligible employees hired prior to January 1, 2010. These postretirement benefits are available upon retirement as defined by the plan. The components of net periodic postretirement benefit income for Energen’s postretirement benefit plan were as follows:

	Three months ended March 31,
(in thousands)	2018	2017	Line item where presented
Components of net periodic benefit cost:
Service cost	$16	$18	General and administrative
Interest cost	53	57	Interest expense
Expected long-term return on assets	(51)	(62)	Other income
Prior service cost amortization	(113)	(114)	Other income
Actuarial loss amortization	31	2	Other income
Net periodic income	$(64)	$(99)

There are no required contributions to the postretirement benefit plan during 2018.

8. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Under an agreement for third-party gathering, treatment, transportation or other services, Energen is committed to deliver minimum production volumes or to pay certain costs in the event the minimum quantities are not delivered. These delivery commitments are approximately 2.4 million barrels of oil equivalent (MMBOE) through October 2020. Subsequent to March 31, 2018, this agreement was terminated as volume commitments were met and Energen has no further delivery requirements.

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

Energen Resources appealed the Order in 2011, and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order and Energen Resources appealed the Revised Order. In the Revised Order, ONRR ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. At ONRR’s request; the Revised Order was also remanded in August 2015. On April 15, 2016, ONRR issued its Second Revised Order. The Second Revised Order directs Energen Resources to pay additional royalties of $189,000, replacing the previous demand of $129,700. Energen estimates that application of the ONRR position to all of the Company’s federal leases would result in ONRR claims up to approximately $24 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen is contesting the Second Revised Order, the predecessor orders and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of March 31, 2018.

Income Taxes: In March 2018, the Company executed a statute of limitation extension for its 2014 federal consolidated income tax return until September 10, 2019. This extension was granted as part of the Company’s ongoing IRS examination of its 2014 and 2016 federal consolidated income tax returns.

Under SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), provisional amounts must be recorded for certain income tax effects of the 2017 Tax Cuts and Jobs Act for which the accounting under ASC 740 is incomplete but a reasonable estimate can be determined. Energen recorded a provisional estimate of $0.4 million deferred income tax expense at December 31, 2017 with respect to the IRC Section 162(m) limitation and associated compensation-related deferred tax assets. Energen is awaiting guidance from the IRS with respect to transition relief on certain written binding contracts which were in effect on November 2, 2017. Any adjustment to this provisional estimate will be recorded in the period when further guidance is issued but no later than the fourth quarter of 2018. As of March 31, 2018, no changes have been made to the provisional estimate recorded at December 31, 2017.

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

The following table sets forth capitalized exploratory well costs and includes additions pending determination of proved reserves, reclassifications to proved reserves and costs charged to expense:

	Three months ended March 31,
(in thousands)	2018	2017
Capitalized exploratory well costs at beginning of period	$132,200	$164,996
Additions pending determination of proved reserves	168,753	164,966
Reclassifications due to determination of proved reserves	(158,946)	(161,697)
Capitalized exploratory well costs at end of period	$142,007	$168,265

The following table sets forth capitalized exploratory well costs:

(in thousands)	March 31, 2018	December 31, 2017
Exploratory wells in progress (drilling rig not released)	$13,644	$10,879
Capitalized exploratory well costs capitalized for a period of one year or less	128,363	121,321
Total capitalized exploratory well costs	$142,007	$132,200

At March 31, 2018, Energen had 38 gross exploratory wells either drilling or waiting on results from completion and testing, all of which were located in the Permian Basin. As of March 31, 2018 and December 31, 2017, the Company had no wells capitalized greater than a year.

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

The following table reflects the components of the change in Energen’s ARO balance:

(in thousands)
Balance as of December 31, 2017	$88,378
Liabilities incurred	498
Liabilities settled	(114)
Accretion expense	1,533
Balance as of March 31, 2018	$90,295

11. REVENUE RECOGNITION

On January 1, 2018, the Company adopted Accounting Standard Codification (ASC) 606, Revenue from Contracts with Customers, using the modified retrospective method. The adoption of ASC 606 superseded the revenue recognition requirements in ASC 605, Revenue Recognition, and had the following impact on the Company’s results of operations for the three months ended March 31, 2018:

	Three months ended March 31, 2018
(in thousands)	As reported under ASC 606	As computed under ASC 605	Increase (Decrease)
Revenues
Oil, natural gas liquids and natural gas sales	$357,866	$359,022	$(1,156)
Operating Costs and Expenses
Oil, natural gas liquids and natural gas production	$52,635	$53,791	$(1,156)
Net Income	$118,915	$118,915	$—

Changes in revenues and operating costs and expenses are due to certain marketing and transportation costs determined to have occurred after transfer of control to the purchaser. Accordingly, under ASC 606 these marketing and transportation costs are reported as a deduction to revenues.

The Company does not disclose the value of unsatisfied performance obligations under its contracts with customers as it applies the practical exemption in accordance with ASC 606. The exemption applies to variable consideration that is recognized as control of the product is transferred to the customer. Since each unit of product represents a separate performance obligation, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

Performance obligations for the sale of oil, natural gas liquids and natural gas are satisfied at a point in time because the customer obtains control and title of the asset when the oil, natural gas liquids and natural gas is delivered to the designated sales point. Because the Company's performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company has recognized amounts due from contracts with customers of $126.5 million and $131.9 million at March 31, 2018 and December 31, 2017, respectively, as accounts receivable within the consolidated balance sheets.

Revenues are predominantly derived from the sale of oil, natural gas liquids and natural gas. Revenues are recognized when obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of the promised goods or services in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed under ASC 606. Payment is generally made on these oil, natural gas liquids and natural gas sales contracts within 30 days of the end of the calendar month in which product is delivered. The sale of oil, natural gas liquids and natural gas as presented on the consolidated statements of operations represent the Company's share of revenues net of royalties and exclude revenue interests owned by others. When selling oil, natural gas liquids and natural gas on behalf of royalty owners or working interest owners, the Company is acting as an agent and thus reports the revenue on a net basis. Taxes are not included in the transaction costs.

In accordance with ASC 606, the Company disaggregates revenues from contracts with customers by product type. The following table summarizes our revenue by major product:

Three months ended March 31, (in thousands)	2018
Oil	$303,995
Natural gas liquids	34,133
Natural gas	19,738
Total	$357,866

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides changes in the components of accumulated other comprehensive income (loss), net of the related income tax effects.

(in thousands)
Balance as of December 31, 2017	$380
Amounts reclassified from accumulated other comprehensive income (loss)	(62)
Amounts reclassified to accumulated other comprehensive income (loss) from retained earnings due to the stranded tax effects of the 2017 Tax Cuts and Jobs Act	286
Change in accumulated other comprehensive income (loss)	224
Balance as of March 31, 2018	$604

The following table provides details of the reclassifications out of accumulated other comprehensive income (loss).

	Three months ended
	March 31,
	2018	2017
(in thousands)	Amounts Reclassified		Line Item Where Presented
Postretirement plans:
Prior service cost	$113	$113	Other income
Actuarial losses	(31)	(2)	Other income
Total postretirement plans	82	111
Income tax expense	(20)	(42)
Total reclassifications for the period, net of tax	$62	$69

13. ACQUISITION AND DISPOSITION OF PROPERTIES

In the first quarter of 2018, Energen completed acreage swaps which delivered 1,922.4 net acres in the Midland Basin to a third party, while it received 1,230.7 net acres in the Delaware Basin along with $0.7 million cash. Energen recognized a pre-tax gain of $33.4 million based on the fair value of the asset surrendered in the acreage trade.

During the three months ended March 31, 2018, Energen completed an estimated total of $21.8 million in various purchases and renewals of unproved acquisitions, which are accounted for as asset acquisitions, including approximately $18.3 million in the Delaware Basin and approximately $3.5 million in the Midland Basin for unproved leasehold. During the three months ended March 31, 2017, Energen completed an estimated $157.8 million in various purchases and renewals of unproved acquisitions including approximately $111.9 million in the Delaware Basin and approximately $27.1 million in the Midland Basin for unproved leasehold and $18.8 million for mineral purchases in the Delaware Basin.

14. RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Standards
In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2018-02, Reporting Comprehensive Income - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendment is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. The Company adopted this amendment for its postretirement plans with respect to the disproportionate effect of the Tax Cuts and Jobs Act to clear the effect as of January 1, 2018 that otherwise would not be cleared under current guidance until the postretirement plans have terminated. The Company had an associated $286,000 decrease to retained earnings for the adoption of this amendment.

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendment is effective for annual periods beginning after December 15, 2017, and interim periods within those annual years. The adoption of this amendment did not impact the Company’s financial position or results of operations.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this update require that the service cost component of net periodic postretirement benefit expense be presented in the same statement of operations line item as other employee compensation costs, while the remaining components of net periodic postretirement benefit expense are to be presented outside operating income. The amendment is effective for annual periods beginning after December 15, 2017, and interim periods within those annual years. The adoption of this amendment did not have a material impact to the Company’s financial position or results of operations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. This update apples to all entities that are required to present a statement of cash flows. This update provides guidance on eight specific cash flow issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. This update was effective for financial statements issued for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years with early adoption permitted. This update was applied using the retrospective transition method. The adoption of this standard did not impact the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, ASC 606, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This update is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The Company adopted this standard as of January 1, 2018 using the modified retrospective approach, which only applies to contracts that were not complete as of the date of initial application. Adoption of this standard did not require an adjustment to beginning retained earnings. See Note 11, Revenue Recognition, for further discussion of the ASC 606 adoption impact on the Company’s consolidated financial statements and the Company’s revenue recognition policies.

Recently Issued But Not Yet Adopted Accounting Standards
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

Energen is focused on increasing its oil, natural gas liquids and natural gas production and proved reserves through active development and/or exploratory programs in the Permian Basin. The Company seeks to expand its footprint primarily through acquisitions of proved properties and unproved leasehold within areas of existing operations. All oil, natural gas liquids and natural gas production is sold to third parties. Energen operates properties for its own interest and that of its joint interest owners. This role includes overall project management and day-to-day decision-making relative to project operations.

Overview of First Quarter 2018 Results and Activities
Key results during the first quarter of 2018 were as follows:

•	generated 76 percent higher production to 8,358 thousand barrels of oil equivalent (MBOE), including a 74 percent increase in oil and natural gas liquids production to 6,621 MBOE;

•	realized a 25 percent increase in oil prices to $60.99 per barrel;

•	recognized per unit declines of 38 percent and 28 percent in general and administrative (G&A) expense and oil, natural gas liquids and natural gas production expense, respectively;

•	recognized a pre-tax gain of $33.4 million on certain acreage swaps; and

•
completed an estimated $21.8 million in various purchases and renewals of unproved acquisitions in the Permian Basin including approximately $18.3 million in the Delaware Basin and approximately $3.5 million in the Midland Basin for unproved leasehold.

FINANCIAL AND OPERATING PERFORMANCE

Quarter ended March 31, 2018 vs. quarter ended March 31, 2017
Energen had net income of $118.9 million ($1.22 per diluted share) for the three months ended March 31, 2018 as compared with net income of $33.4 million ($0.34 per diluted share) for the same period in the prior year. This change in net income was primarily the result of:

•	increased oil, natural gas liquids and natural gas production volumes (approximately $125.1 million pre-tax);

•	increased oil and natural gas liquids commodity prices (approximately $62.3 million pre-tax); and

•
gain in the first quarter of 2018 from certain acreage swaps in which Energen delivered approximately 1,922.4 net acres in the Midland Basin in exchange for approximately 1,230.7 net acres in the Delaware Basin (approximately $33.4 million pre-tax);

partially offset by:

•
lower year-over-year pre-tax gains of $53.7 million on open derivatives (resulting from a pre-tax $18.7 million non-cash gain on open derivatives for the first quarter of 2018 and a pre-tax $72.4 million non-cash gain on open derivatives for the first quarter of 2017);

•	increased depreciation, depletion and amortization (DD&A) expense (approximately $24.6 million pre-tax);

•	increased income tax expense due to higher pre-tax income partially offset by the reduction in the corporate tax rate from the 2017 Tax Cuts and Jobs Act (approximately $16.7 million);

•	period-over-period loss on closed derivatives (approximately $12.6 million pre-tax);

•	increased oil, natural gas liquids and natural gas production expense (approximately $11.3 million pre-tax);

•	higher production and ad valorem taxes (approximately $9.7 million pre-tax); and

•	decreased natural gas commodity prices (approximately $5.9 million pre-tax).

Outlook
Capital Estimate: Energen plans to continue investing in oil and natural gas production operations. In the 2018 year-to-date, Energen has invested approximately $261 million, including $23 million associated with acquisitions, on its oil and natural gas capital program. Included in acquisitions are unproved leasehold acquisitions in the Delaware Basin of approximately $18.3 million and in the Midland Basin of approximately $3.5 million. The total drilling and development capital for 2018 is estimated to range from $1.1 billion to $1.3 billion, substantially all of which is for existing properties and exploration.

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

Results of Operations
The following table summarizes information regarding our production and operating data.

	Three months ended
	March 31,
(in thousands, except sales price and per unit data)	2018	2017
Operating and production data
Oil, natural gas liquids and natural gas sales
Oil	$303,995	$146,670
Natural gas liquids	34,133	15,634
Natural gas	19,738	14,071
Total	$357,866	$176,375
Open non-cash mark-to-market gains (losses) on derivative instruments
Oil	$11,202	$58,058
Natural gas liquids	5,766	7,087
Natural gas	1,712	7,224
Total	$18,680	$72,369
Closed gains (losses) on derivative instruments
Oil	$(16,667)	$(6,010)
Natural gas liquids	(3,981)	(1,465)
Natural gas	273	(348)
Total	$(20,375)	$(7,823)
Total revenues	$356,171	$240,921
Production volumes
Oil (MBbl)	4,984	2,996
Natural gas liquids (MMgal)	68.8	33.7
Natural gas (MMcf)	10,422	5,730
Total production volumes (MBOE)	8,358	4,754
Average daily production volumes
Oil (MBbl/d)	55.4	33.3
Natural gas liquids (MMgal/d)	0.8	0.4
Natural gas (MMcf/d)	115.8	63.7
Total average daily production volumes (MBOE/d)	92.9	52.8
Average realized prices excluding effects of open non-cash mark-to-market derivative instruments
Oil (per barrel)	$57.65	$46.95
Natural gas liquids (per gallon)	$0.44	$0.42
Natural gas (per Mcf)	$1.92	$2.39
Average realized prices excluding effects of all derivative instruments
Oil (per barrel)	$60.99	$48.96
Natural gas liquids (per gallon)	$0.50	$0.46
Natural gas (per Mcf)	$1.89	$2.46
Costs per BOE
Oil, natural gas liquids and natural gas production expenses	$6.30	$8.68
Production and ad valorem taxes	$2.70	$2.70
Depreciation, depletion and amortization	$14.86	$20.96
Exploration expense	$0.17	$0.76
General and administrative	$2.66	$4.32
Capital expenditures (including acquisitions)	$260,533	$384,135

Revenues: Our revenues fluctuate primarily as a result of realized commodity prices, production volumes and the value of our derivative contracts. Our revenues are predominantly derived from the sale of oil, natural gas liquids and natural gas.
In the first quarter of 2018, commodity sales rose $181.5 million or 102.9 percent from the same period of 2017. Particular factors impacting commodity sales include the following:

•
Oil volumes in the first quarter increased 66.4 percent to 4,984 MBbl due to new well performance from the Midland Basin and Delaware Basin horizontal well programs. The increases were partially offset by reduced production associated with normal declines in the Central Basin Platform and the vertical Wolfberry in the Midland Basin.

•	Average realized oil prices rose 24.6 percent to $60.99 per barrel during the three months ended March 31, 2018.

•
Natural gas liquids production for the current quarter rose 104.2 percent to 68.8 MMgal largely due to increased production related to new well performance from the Delaware Basin and Midland Basin horizontal well programs.

•	Average realized natural gas liquids prices rose 8.7 percent to an average price of $0.50 per gallon during the first quarter of 2018.

•
Natural gas production increased 81.9 percent to 10.4 Bcf in the first quarter. This increase was primarily due to production increases in the Delaware Basin and Midland Basin horizontal well programs partially offset by lower natural gas production from the vertical Wolfberry in the Midland Basin.

•	Average realized natural gas prices fell 23.2 percent to $1.89 per Mcf during the three months ended March 31, 2018.

Realized prices exclude the effects of derivative instruments.

Losses on derivative instruments were $1.7 million in the first quarter of 2018 compared to gains of $64.5 million in the same period of 2017. Our earnings are significantly affected by the changes of our derivative instruments. Increases or decreases in the expected commodity price outlook generally result in the opposite effect on the fair value of our derivatives. However, these gains and losses are generally expected to be offset by the unhedged price on the related commodities.
Oil, natural gas liquids and natural gas production expense: The following table provides the components of our oil, natural gas liquids and natural gas production expenses:

	Three months ended
	March 31,
(in thousands, except per unit data)	2018	2017
Lease operating expenses	$36,844	$27,230
Workover and repair costs	12,966	12,748
Marketing and transportation	2,825	1,310
Total oil, natural gas liquids and natural gas production expense	$52,635	$41,288
Oil, natural gas liquids and natural gas production expense per BOE	$6.30	$8.68

Lease operating expense generally reflects year-over-year increases in the number of active wells resulting from Energen’s ongoing development and exploratory activities and also may be positively or negatively impacted by property acquisitions and dispositions.

•
Lease operating expense rose $9.6 million for the quarter largely due to increased water disposal costs (approximately $3 million), higher equipment rental costs (approximately $2.9 million), increased electrical costs (approximately $0.8 million), higher gathering costs (approximately $0.5 million), increased labor costs (approximately $0.5 million) and increased chemical and treatment costs (approximately $0.5 million).

Workover and repair costs increased approximately $0.2 million for the three months ended March 31, 2018.

In the three months ended March 31, 2018, marketing and transportation costs increased $1.5 million primarily due to higher volumes associated with the Delaware Basin.

Production and ad valorem taxes: The following table provides a detail of our production and ad valorem taxes:

	Three months ended
	March 31,
(in thousands, except per unit data)	2018	2017
Production taxes	$17,998	$8,654
Ad valorem taxes	4,570	4,166
Total production and ad valorem tax expense	$22,568	$12,820
Total production and ad valorem tax expense per BOE	$2.70	$2.70

In the current quarter, production-related taxes were $9.7 million higher with approximately $6.6 million attributed to higher production volumes and approximately $2.8 million associated with increased overall commodity market prices. Commodity market prices exclude the effects of derivative instruments for purposes of determining production taxes. Ad valorem taxes increased $0.4 million in the current quarter.

Depreciation, depletion and amortization: Energen’s DD&A expense for the quarter rose $24.6 million. The average depletion rate for the current quarter was $14.86 per BOE as compared to $20.96 per BOE in the same period a year ago. Higher production volumes in the quarter increased DD&A expense by approximately $74.6 million which was partially offset by lower per unit depletion rates of approximately $50.1 million.

Asset impairment: Non-cash impairment writedowns are reflected in asset impairment on the consolidated statements of operations.

Permian Basin: During the first quarter of 2017, Energen recognized non-cash impairment writedowns in the Permian Basin of $1.1 million to adjust the carrying amount of these properties to their fair value.

Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties in the Delaware Basin and the Midland Basin Platform of $0.2 million in the first quarter of 2018. In the first quarter of 2017, Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties of $0.4 million.

Exploration: The following table provides a detail of our exploration expense:

	Three months ended
	March 31,
(in thousands, except per unit data)	2018	2017
Geological and geophysical	$1,051	$3,468
Dry hole costs	207	—
Delay rentals and other	140	168
Total exploration expense	$1,398	$3,636
Total exploration expense per BOE	$0.17	$0.76

Exploration expense decreased $2.2 million in the first quarter of 2018 primarily due to lower seismic costs.

General and administrative: The following table provides details of our G&A expense:

	Three months ended
	March 31,
(in thousands, except per unit data)	2018	2017
General and administrative	$5,053	$4,494
Benefit and performance-based compensation costs	6,066	5,589
Labor costs	11,138	10,433
Total general and administrative expense	$22,257	$20,516
Total general and administrative expense per BOE	$2.66	$4.32

Total G&A expense increased $1.7 million for the three months ended March 31, 2018 largely due to higher labor costs and increased costs from Energen’s benefit and performance-based compensation plans and increased legal expenses.

Gain on sale of assets and other, net: Energen had gains on the sale of assets and other, net, of $33.7 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively. Gains on the sale of assets and other, net, in the current quarter include a $33.4 million pre-tax gain from certain acreage swaps in which Energen delivered approximately 1,922.4 net acres in the Midland Basin in exchange for approximately 1,230.7 net acres in the Delaware Basin.

Interest expense: Interest expense increased $1.2 million in the first quarter of 2018. Higher interest in the current quarter was primarily due to increased borrowings under our syndicated credit facility partially offset by reduced interest related to the reduction of long-term debt in 2017.

Income tax expense: Income tax expense increased $16.7 million for the three months ended March 31, 2018 largely due to higher pre-tax income partially offset by the reduction in the corporate tax rate from the 2017 Tax Cuts and Jobs Act. In March 2018, the Company executed a statute of limitation extension for its 2014 federal consolidated income tax return until September 10, 2019. This extension was granted as part of the Company’s ongoing IRS examination of its 2014 and 2016 federal consolidated income tax returns.

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

Net cash provided by operating activities: Net cash provided by operating activities for the three months ended March 31, 2018 was $255.8 million as compared to $55.9 million for the same period of 2017. Net income in 2018 has been impacted positively overall by the higher production volumes along with the increased oil and natural gas liquids price environment. Also affecting net income were certain non-cash charges, including the change in derivative fair value, the gain on sale of assets and deferred income taxes. Energen’s working capital was influenced by commodity prices and the timing of payments and recoveries.

Net cash used in investing activities: Net cash used in investing activities for the three months ended March 31, 2018 was $222.2 million as compared to $343.1 million for the same period of 2017. Energen incurred on a cash basis $223 million in capital expenditures including $200 million largely related to the development of oil and natural gas properties and $23 million primarily related to unproved leasehold acquisitions.

Net cash used in financing activities: Net cash used in financing activities for the three months ended March 31, 2018 was $33.5 million as compared to $10.2 million for the same period of 2017. Net cash used in financing activities in the year-to-date 2018 was primarily due to the decrease in net credit facility borrowings along with cash paid for taxes on shares withheld.

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

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net loss position with eleven of our active counterparties and in a net gain position with the remaining one at March 31, 2018. Energen has policies in place to limit hedging to not more than 80 percent of our estimated annual production; however, Energen’s credit facility contains a covenant which operates to limit hedging at a lower threshold in certain circumstances.

See Note 3, Fair Value Measurements, in the Condensed Notes to Unaudited Consolidated Financial Statements for information regarding our policies on fair value measurement.

Credit Facility and Working Capital
At March 31, 2018, we had $822 million of committed financing available under our syndicated credit facility. On September 2, 2014, Energen entered into a five-year syndicated secured credit facility with domestic and foreign lenders. On November 9, 2017, the borrowing base was increased to $1.7 billion. The aggregate commitments under the credit facility did not change and remained at $1.05 billion. On April 30, 2018, we entered into an amendment to our credit facility which extended the maturity to April 30, 2023, increased the borrowing base to $2.15 billion and increased the aggregate commitments to $1.25 billion. Energen’s obligations under the syndicated credit facility are unconditionally guaranteed by Energen Resources. To finance our operations, working capital and capital spending, we expect to use internally generated cash flow from operations supplemented by our existing syndicated credit facility.

Access to capital is an integral part of Energen’s business plan. Energen may issue long-term debt and equity periodically to replace short-term obligations, enhance liquidity and provide for permanent financing. As of March 31, 2018, the Company had $228 million outstanding under its revolving credit facility. While we expect to have ongoing access to our credit facility and capital markets, continued access could be adversely affected by current and future economic and business conditions.

Our debt facilities are subject to certain financial and non-financial covenants as discussed in Note 4, Long-Term Debt, in the Condensed Notes to Unaudited Consolidated Financial Statements. The financial covenants of the credit facility require Energen to maintain a ratio of total debt to consolidated income before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and other noncash income and expenses (EBITDAX) less than or equal to 4.0 to 1.0; and to maintain a ratio of consolidated current assets (adjusted to include amounts available for borrowings and exclude non-cash derivative instruments) to consolidated current liabilities (adjusted to exclude maturities under the credit facility and non-cash derivative instruments) greater than or equal to 1.0 to 1.0. We are also bound by covenants which limit our ability to incur additional indebtedness, make certain distributions or alter our corporate structure. Energen may not pay dividends if an event of default exists, if the payment would result in an event of default or if availability is less than 10 percent of the loan limit under the credit facility. Our credit facility also limits our ability to enter into commodity hedges based on projected production volumes. In addition, the terms of our credit facility limit the amount we can borrow to a borrowing base amount which is determined by our lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria including commodity price outlook. The borrowing base amount is subject to redetermination semi-annually and for event-driven unscheduled redeterminations. Our next scheduled redetermination is October 1, 2018.

Under Energen’s Indenture dated September 1, 1996 with The Bank of New York as Trustee, a cross default provision provides that any debt default of more than $10 million by Energen or Energen Resources will constitute an event of default by Energen. The Indenture does not include a restriction on the payment of dividends.

As of March 31, 2018, we were in compliance with our covenants and expect to maintain compliance during the remainder of 2018. However, in future periods, factors including those outside of our control may prevent us from maintaining compliance with the financial and non-financial covenants, including our total debt to EBITDAX covenant. Such factors may include commodity price declines, lack of liquidity in property and capital markets and our continuing ability to execute on our business plan. The borrowing base on our credit facility is scheduled to be redetermined in October of 2018. In the event that we are unable to remain in compliance with our financial and non-financial covenants, we would seek covenant relief at a scheduled redetermination date or at an interim date, as appropriate. However, no assurances can be given with respect to such relief. If any such covenant violations are not waived by the lenders such violation would result in an event of default that could trigger acceleration of payment of the amounts outstanding under our credit facility and long term note agreements. Additionally, the lenders could refuse to make additional loans under the credit facility, take possession of any collateral, and exercise other remedies or rights that may be available to them, all of which could have a material adverse effect on the business and financial condition of the Company.

Under Energen’s credit facility, a cross default provision provides that any debt default of more than $75 million by Energen or Energen Resources will constitute an event of default by Energen.

At March 31, 2018, Energen reported negative working capital of $171.2 million arising from current liabilities of $363.9 million exceeding current assets of $192.7 million. Working capital at Energen was influenced by accounts payable and accrued capital costs. Energen has $5.0 million in current assets and $57.5 million in current liabilities associated with its derivative financial instruments at March 31, 2018. Energen relies upon cash flows from operations supplemented by our credit facility to fund working capital needs.

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

Due to the repeal of the corporate AMT, existing AMT credits may be utilized to offset the regular income tax liability of a corporation effective for tax years beginning in 2018. In addition, AMT credits are refundable to the extent the AMT credits exceed regular tax liabilities in tax years 2018 through 2021 (fully allowed or refunded before 2022). Based on current projections which indicate that the credits will most likely not offset regular tax liabilities, Energen anticipates receiving cash refunds of its $70.7 million net minimum tax credit over the taxable periods 2018-2021 due to this change. The amount of the anticipated cash refund incorporates an estimate of the potential reduction in the refund due to the effect of sequestration, which is currently expected to apply in each of the years between 2018 and 2021.

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

Shares Issued
The following table provides a detail of shares issued by Energen:

(in thousands)	March 31, 2018	December 31, 2017
Shares outstanding	97,405	97,203
Treasury stock*	3,248	3,124
Shares issued	100,653	100,327
*Excludes 77,567 shares and 67,620 shares held in the 1997 Deferred Compensation Plan at March 31, 2018 and December 31, 2017, respectively.

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

Contractual Cash Obligations
In the course of ordinary business activities, Energen enters into a variety of contractual cash obligations and other commitments. There have been no material changes to the contractual cash obligations of the Company since December 31, 2017.

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

Energen Resources appealed the Order in 2011, and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order and Energen Resources appealed the Revised Order. In the Revised Order, ONRR ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. At ONRR’s request; the Revised Order was also remanded in August 2015. On April 15, 2016, ONRR issued its Second Revised Order. The Second Revised Order directs Energen Resources to pay additional royalties of $189,000, replacing the previous demand of $129,700. Energen estimates that application of the ONRR position to all of the Company’s federal leases would result in ONRR claims up to approximately $24 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen is contesting the Second Revised Order, the predecessor orders and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of March 31, 2018.

Critical Accounting Policies and Estimates
We consider accounting policies related to our accounting for oil and natural gas producing activities and related proved reserves, asset impairments, derivatives and asset retirement obligations as critical accounting policies. These policies are summarized in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2017. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used.

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

Certain immaterial impairments were recognized during the year-to-date 2018 as discussed under Asset Impairments in our Results of Operations. A further decline in our price assumptions by 10 percent from March 31, 2018 (assuming all other assumptions are held constant) is not expected to be material to our financial statements. Other assumptions such as operating costs, transportation costs, well and reservoir performance, severance tax rates and ad valorem taxes, operating and development plans may change given an assumed 10 percent commodity price decline. However, we are unable to estimate their correlation to the price change and these other assumptions may worsen or partially mitigate some of the estimated impairment.

Revenue from Contracts with Customers and Other Recent Accounting Standards Updates
The Company adopted Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers, as of January 1, 2018 using the modified retrospective approach, which only applies to contracts that were not complete as of the date of initial application. Adoption of this standard did not require an adjustment to beginning retained earnings. See Note 11, Revenue Recognition, in the Condensed Notes to Unaudited Consolidated Financial Statements, for further discussion of the ASC 606 adoption impact on the Company’s consolidated financial statements and the Company’s revenue recognition policies.

See Note 14, Recently Issued Accounting Standards, in the Condensed Notes to Unaudited Consolidated Financial Statements for information regarding other recently issued accounting standards.

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

•
the other factors, risks and uncertainties that are disclosed (i) under the caption “Cautionary Statements Regarding Forward-Looking Statements” and under Part 1, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017; (ii) in our news releases; (iii) under Part 1, Item 2. Management’s Discussion and Analysis of Financial

Condition and Result of Operations, and Item 3. Quantitative and Qualitative Disclosures about Market Risk in this Quarterly Report on Form 10-Q; (iv) under Part 2, Item 1A. Risk Factors in our Quarterly Reports on Form 10-Q; and (v) in other filings we make with the Securities and Exchange Commission.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2017, and the information below should be read in conjunction with the related disclosures in our Annual Report on Form 10-K for the year ended December 31, 2017.

We are exposed to various market risks including commodity price risk, counterparty credit risk and interest rate risk. We seek to manage these risks through our risk management program which often includes the use of derivative instruments. We do not enter into derivative or other financial instruments for speculative or trading purposes.

Commodity price risk: Energen’s major market risk exposure is in the pricing applicable to its oil, natural gas liquids and natural gas production. Historically, prices received for oil, natural gas liquids and natural gas production have been volatile due to world and national supply-and-demand factors, seasonal weather patterns and general economic conditions. Crude oil prices also are affected by quality differentials, by worldwide political developments and by actions of the Organization of the Petroleum Exporting Countries. Basis differentials, like the underlying commodity prices, can be volatile because of regional supply-and-demand factors, including seasonal factors and the availability and price of transportation to consuming areas. As impacted by such commodity price volatility during the first quarter of 2018, our average realized oil prices rose 24.6 percent to $60.99 per barrel and average realized natural gas liquids prices increased 8.7 percent to an average price of $0.50 per gallon while average realized natural gas prices decreased 23.2 percent to $1.89 per Mcf.

We periodically enter into derivative commodity instruments to hedge our exposure to price fluctuations on oil, natural gas liquids and natural gas production. Such instruments may include over-the-counter swaps and basis swaps typically executed with investment and commercial banks and energy-trading firms.

As of March 31, 2018 (except as noted), Energen had entered into the following transactions for the remainder of 2018 and subsequent years:

Production Period	Description	Total Hedged Volumes		Average Contract Price	Fair Value (in thousands)
Oil
2018	NYMEX Swaps	1,380	MBbl	$60.24 Bbl	$(3,836)
	NYMEX Three-Way Collars	10,125	MBbl		(55,923)
	Ceiling sold price (call)			$60.04 Bbl
	Floor purchased price (put)			$45.47 Bbl
	Floor sold price (put)			$35.47 Bbl
2019	NYMEX Swaps	2,880	MBbl	$56.52 Bbl	(6,037)
	NYMEX Three-Way Collars	5,760	MBbl		(18,645)
	Ceiling sold price (call)			$61.65 Bbl
	Floor purchased price (put)			$45.94 Bbl
	Floor sold price (put)			$35.94 Bbl
2019	NYMEX Swaps	720	MBbl	$60.33 Bbl	*
Oil Basis Differential
2018	WTI/WTI Basis Swaps	8,370	MBbl	$(1.03) Bbl	22,319
2018	WTI/WTI Basis Swaps	840	MBbl	$(4.74) Bbl	*
2019	WTI/WTI Basis Swaps	6,120	MBbl	$(0.75) Bbl	13,338
2019	WTI/WTI Basis Swaps	720	MBbl	$(4.13) Bbl	*
Natural Gas Liquids
2018	Liquids Swaps	102.1	MMGal	$0.61 Gal	(9,447)
2019	Liquids Swaps	85.7	MMGal	$0.64 Gal	(666)
Natural Gas
2018	Basin Specific Swaps - West Texas/Waha	5.4	Bcf	$1.70 Mcf	684
2018	Basin Specific Swaps - Permian	2.7	Bcf	$2.56 Mcf	2,767

Derivative contracts (closed but not cash settled)	(5,350)
Total net derivative liability	$(60,796)
WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing
*Contracts entered into subsequent to March 31, 2018

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

Interest rate risk: Our interest rate exposure as of March 31, 2018 primarily relates to our syndicated credit facility with variable interest rates. As of March 31, 2018, the Company had $228 million outstanding under its revolving credit facility. The weighted average interest rate for amounts outstanding at March 31, 2018 was 3.1 percent. All long-term debt obligations, other than our credit facility, were at fixed rates at March 31, 2018.

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

On March 8, 2018, the Alabama Supreme Court issued an order granting the motion of Corvex Management LP (Corvex) to dismiss with prejudice its appeal of a declaratory judgment order issued by the Circuit Court of Jefferson County, Alabama affirming Energen’s position that Energen’s certificate of incorporation and related provisions of the laws of Alabama grant to the Energen board of directors the exclusive right to determine the number of directors within a range of 9 to 15 and to fill any vacancies resulting from an increase in the number of directors. Corvex filed its motion pursuant to an agreement entered into with Energen on March 6, 2018 respecting the composition of Energen’s board of directors and the election of directors at Energen’s 2018 Annual Meeting of Shareholders.

See Note 8, Commitments and Contingencies, in the Condensed Notes to Unaudited Consolidated Financial Statements for further discussion with respect to legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans**
January 1, 2018 - January 31, 2018	—		$—	—	3,373,161
February 1, 2018 - February 28, 2018	123,303	*	52.41	—	3,373,161
March 1, 2018 - March 31, 2018	534	*	56.36	—	3,373,161
Total	123,837		$52.43	—	3,373,161
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

ITEM 6. EXHIBITS

10(a)*
Eighth Amendment to the Credit Agreement dated as of April 30, 2018, by and among Energen Corporation, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Energen Resources Corporation, as Guarantor, and the institutions named therein as lenders, which was filed as Exhibit 10.1 to Energen’s Current Report on Form 8-K filed May 1, 2018

10(b)*		Letter agreement, dated March 6, 2018, by and between Energen Corporation and Corvex Management LP, filed as Exhibit 10.1 to Energen’s Current Report on Form 8-K dated March 6, 2018
31(a)	-	Section 302 Energen Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31(b)	-	Section 302 Energen Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32	-	Section 906 Energen Corporation Certification pursuant to 18 U.S.C. Section 1350
101.INS	-	XBRL Instance Document
101.SCH	-	XBRL Taxonomy Extension Schema Document
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGEN CORPORATION

May 9, 2018	By	/s/ J. T. McManus, II
J. T. McManus, II Chairman, Chief Executive Officer and President of Energen Corporation

May 9, 2018	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr. Vice President, Chief Financial Officer and Treasurer of Energen Corporation

May 9, 2018	By	/s/ Russell E. Lynch, Jr.
Russell E. Lynch, Jr. Vice President and Controller of Energen Corporation