Form 10-Q
period 2018-06-30
ENERGEN CORP
filed 2018-08-08
CIK 277595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _______________

Commission file number 1-7810
Energen Corporation
(Exact name of registrant as specified in its charter)

Alabama	63-0757759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

605 Richard Arrington Jr. Boulevard North, Birmingham, Alabama	35203-2707
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of each of the registrant’s classes of common stock as of July 31, 2018.

Energen Corporation	$0.01 par value	97,481,597

ENERGEN CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	June 30, 2018	December 31, 2017

ASSETS
Current Assets
Cash and cash equivalents	$1,188	$439
Accounts receivable, net	166,467	158,787
Inventories, net	29,255	13,177
Derivative instruments	35,377	—
Income tax receivable	6,904	6,905
Prepayments and other	6,086	12,085
Total current assets	245,277	191,393
Property, Plant and Equipment
Oil and natural gas properties, successful efforts method
Proved properties	9,031,307	8,466,708
Unproved properties	513,501	453,028
Less accumulated depreciation, depletion and amortization	(4,455,488)	(4,200,797)
Oil and natural gas properties, net	5,089,320	4,718,939
Other property and equipment, net	43,896	44,581
Total property, plant and equipment, net	5,133,216	4,763,520
Other postretirement assets	2,609	2,646
Noncurrent derivative instruments	258	—
Noncurrent income tax receivable, net	70,716	70,716
Other assets	9,936	5,620
TOTAL ASSETS	$5,462,012	$5,033,895

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	June 30, 2018	December 31, 2017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$74,568	$75,167
Accrued taxes	12,287	2,631
Accrued wages and benefits	11,428	26,170
Accrued capital costs	165,873	74,909
Revenue and royalty payable	68,154	54,072
Derivative instruments	80,996	71,379
Other	18,708	17,916
Total current liabilities	432,014	322,244
Long-term debt	829,068	782,861
Asset retirement obligations	92,588	88,378
Noncurrent derivative instruments	31,035	8,886
Deferred income taxes	442,225	387,807
Other long-term liabilities	6,223	5,262
Total liabilities	1,833,153	1,595,438
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, cumulative, $0.01 par value, 5,000,000 shares authorized	—	—
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 100,707,670 shares and 100,327,433 shares issued at June 30, 2018 and December 31, 2017, respectively	1,007	1,003
Premium on capital stock	1,398,320	1,388,082
Retained earnings	2,372,063	2,185,161
Accumulated other comprehensive income, net of tax
Postretirement plans	543	380
Deferred compensation plan	3,284	2,681
Treasury stock, at cost; 3,332,714 shares and 3,192,252 shares at June 30, 2018 and December 31, 2017, respectively	(146,358)	(138,850)
Total shareholders’ equity	3,628,859	3,438,457
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,462,012	$5,033,895

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2018	2017	2018	2017

Revenues
Oil, natural gas liquids and natural gas sales	$371,567	$218,723	$729,433	$395,098
Gain (loss) on derivative instruments, net	(31,919)	38,101	(33,614)	102,647
Total revenues	339,648	256,824	695,819	497,745
Operating Costs and Expenses
Oil, natural gas liquids and natural gas production	57,958	43,909	110,593	85,197
Production and ad valorem taxes	24,733	13,218	47,301	26,038
Depreciation, depletion and amortization	134,011	121,549	258,221	221,201
Asset impairment	73	29	250	1,489
Exploration	1,059	1,998	2,457	5,634
General and administrative (including stock-based compensation of $4,618 and $3,191 for the three months ended June 30, 2018 and 2017, respectively, and $8,763 and $6,388 for the six months ended June 30, 2018 and 2017, respectively)	21,933	19,908	44,190	40,424
Accretion of discount on asset retirement obligations	1,567	1,443	3,100	2,857
(Gain) loss on sale of assets and other, net	(113)	172	(33,836)	(1,003)
Total operating costs and expenses	241,221	202,226	432,276	381,837
Operating Income	98,427	54,598	263,543	115,908
Other Income (Expense)
Interest expense	(10,803)	(9,202)	(21,051)	(18,225)
Other income	465	218	692	775
Total other expense	(10,338)	(8,984)	(20,359)	(17,450)
Income Before Income Taxes	88,089	45,614	243,184	98,458
Income tax expense	19,815	16,133	55,995	35,574
Net Income	$68,274	$29,481	$187,189	$62,884

Diluted Earnings Per Average Common Share	$0.70	$0.30	$1.91	$0.64
Basic Earnings Per Average Common Share	$0.70	$0.30	$1.92	$0.65
Diluted Average Common Shares Outstanding	98,080	97,693	97,942	97,648
Basic Average Common Shares Outstanding	97,433	97,189	97,377	97,165

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017

Net Income	$68,274	$29,481	$187,189	$62,884
Other comprehensive income (loss):
Postretirement plans
Amortization of prior service cost, net of tax of ($28), ($42), ($56) and ($86), respectively	(85)	(71)	(170)	(141)
Amortization of net loss, net of tax of $8, $0, $15 and $2, respectively	23	2	47	3
Total postretirement plans	(62)	(69)	(123)	(138)
Comprehensive Income	$68,212	$29,412	$187,066	$62,746

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six months ended June 30, (in thousands)	2018	2017

Operating Activities
Net income	$187,189	$62,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	258,221	221,201
Asset impairment	250	1,489
Accretion of discount on asset retirement obligations	3,100	2,857
Deferred income taxes	54,459	36,801
Change in derivative fair value	2,514	(110,735)
(Gain) loss on sale of assets	(34,233)	298
Stock-based compensation expense	8,763	6,388
Exploration, including dry holes	72	—
Other, net	(3,161)	(3,012)
Net change in:
Accounts receivable	(7,680)	(31,037)
Inventories	(16,078)	(4,041)
Accounts payable	(6,982)	(4,437)
Accrued taxes/income tax receivable	9,657	32,334
Other current assets and liabilities	5,346	(13,637)
Net cash provided by operating activities	461,437	197,353
Investing Activities
Additions to oil and natural gas properties	(463,825)	(466,508)
Acquisitions	(38,988)	(237,459)
Proceeds (payments) on the sale of assets, net	915	(301)
Net cash used in investing activities	(501,898)	(704,268)
Financing Activities
Issuance of common stock, net	2,115	—
Taxes paid for shares withheld	(6,905)	(3,180)
Reduction of long-term debt	—	(7,000)
Net change in credit facility	46,000	131,500
Net cash provided by financing activities	41,210	121,320
Net change in cash and cash equivalents	749	(385,595)
Cash and cash equivalents at beginning of period	439	386,093
Cash and cash equivalents at end of period	$1,188	$498

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Energen Corporation (Energen or the Company) is an oil and natural gas exploration and production company engaged in the exploration, development and production of oil, natural gas liquids and natural gas. Our operations are conducted through our subsidiary, Energen Resources Corporation (Energen Resources) and primarily occur within the Midland Basin, the Delaware Basin and the Central Basin Platform areas of the Permian Basin in west Texas and New Mexico. Our corporate headquarters is located in Birmingham, Alabama. The unaudited consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the 2017 Annual Report of Energen on Form 10-K.

Our accompanying unaudited consolidated financial statements include Energen and its subsidiaries, principally Energen Resources, and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required for complete financial statements. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary to present a fair statement of our financial position, results of operations, and cash flows for the periods and as of the dates shown. Such adjustments consist of normal recurring items. Certain reclassifications were made to conform prior periods’ financial statements to the current-quarter presentation.

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

The following tables detail the offsetting of derivative assets and liabilities as well as the fair values of derivatives on the consolidated balance sheets:

(in thousands)	June 30, 2018
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments
Assets
Derivative instruments	$116,181	$(80,804)	$35,377	$—	$—	$35,377
Noncurrent derivative instruments	19,407	(19,149)	258	—	—	258
Total derivative assets	135,588	(99,953)	35,635	—	—	35,635
Liabilities
Derivative instruments	161,800	(80,804)	80,996	—	—	80,996
Noncurrent derivative instruments	50,184	(19,149)	31,035	—	—	31,035
Total derivative liabilities	211,984	(99,953)	112,031	—	—	112,031
Total derivatives	$(76,396)	$—	$(76,396)	$—	$—	$(76,396)

(in thousands)	December 31, 2017
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments
Assets
Derivative instruments	$1,758	$(1,758)	$—	$—	$—	$—
Noncurrent derivative instruments	42	(42)	—	—	—	—
Total derivative assets	1,800	(1,800)	—	—	—	—
Liabilities
Derivative instruments	73,137	(1,758)	71,379	—	—	71,379
Noncurrent derivative instruments	8,928	(42)	8,886	—	—	8,886
Total derivative liabilities	82,065	(1,800)	80,265	—	—	80,265
Total derivatives	$(80,265)	$—	$(80,265)	$—	$—	$(80,265)

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net loss position with ten of our active counterparties and in a net gain position with the remaining three at June 30, 2018. Energen’s net gain positions with Macquarie Bank Limited, Morgan Stanley Capital Group, Inc, and J Aron & Company at June 30, 2018 constituted approximately $21.8 million, $4.7 million and $2.8 million, respectively, of Energen’s total net loss on fair value of derivatives.

The following table details the effect of open and closed derivative commodity instruments not designated as hedging instruments on the consolidated statements of operations:

	Location on Statement of Operations	Three months ended
		June 30,
(in thousands)		2018	2017
Gain (loss) recognized in income on derivatives	Gain (loss) on derivative instruments, net	$(31,919)	$38,101

	Location on Statement of Operations	Six months ended
		June 30,
(in thousands)		2018	2017
Gain (loss) recognized in income on derivatives	Gain (loss) on derivative instruments, net	$(33,614)	102,647

As of June 30, 2018, Energen had entered into the following derivative transactions for the remainder of 2018 and subsequent years:

Production Period	Description	Total Hedged Volumes		Weighted Average Contract Price
Oil
2018	NYMEX Swaps	1,020	MBbl	$60.26 Bbl
	NYMEX Three-Way Collars	6,750	MBbl
	Ceiling sold price (call)			$60.04 Bbl
	Floor purchased price (put)			$45.47 Bbl
	Floor sold price (put)			$35.47 Bbl
2019	NYMEX Swaps	6,840	MBbl	$60.79 Bbl
	NYMEX Three-Way Collars	5,760	MBbl
	Ceiling sold price (call)			$61.65 Bbl
	Floor purchased price (put)			$45.94 Bbl
	Floor sold price (put)			$35.94 Bbl
Oil Basis Differential
2018	WTI/WTI Basis Swaps	6,300	MBbl	$(1.46) Bbl
2019	WTI/WTI Basis Swaps	15,840	MBbl	$(5.41) Bbl
2020	WTI/WTI Basis Swaps	15,120	MBbl	$(1.20) Bbl
Natural Gas Liquids
2018	Liquids Swaps	68.0	MMGal	$0.61 Gal
2019	Liquids Swaps	115.9	MMGal	$0.65 Gal
Natural Gas
2018	Basin Specific Swaps - West Texas/Waha	3.6	Bcf	$1.70 Mcf
2018	Basin Specific Swaps - Permian	1.8	Bcf	$2.56 Mcf
WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing

As of June 30, 2018, the maximum term over which Energen has hedged exposures to the variability of cash flows is through December 31, 2020.

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

No transfers between fair value hierarchy levels occurred during the three months and six months ended June 30, 2018.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Energen classifies the fair value of multiple derivative instruments executed under master netting arrangements as net derivative assets and liabilities. The following fair value hierarchy tables present information about Energen’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2018
(in thousands)	Level 2	Level 3	Total
Assets:
Derivative instruments	$(40,851)	$76,228	$35,377
Noncurrent derivative instruments	(2,037)	2,295	258
Total assets	(42,888)	78,523	35,635
Liabilities:
Derivative instruments	95,321	(14,325)	80,996
Noncurrent derivative instruments	28,490	2,545	31,035
Total liabilities	123,811	(11,780)	112,031
Net derivative asset (liability)	$(166,699)	$90,303	$(76,396)

	December 31, 2017
(in thousands)	Level 2	Level 3	Total
Liabilities:
Derivative instruments	$43,241	$28,138	$71,379
Noncurrent derivative instruments	7,736	1,150	8,886
Total liabilities	50,977	29,288	80,265
Net derivative liability	$(50,977)	$(29,288)	$(80,265)

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

Level 3 Fair Value Instruments: Energen prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its Level 3 instruments. We estimate that a 10 percent increase or decrease in commodity prices would result in an approximate $8.7 million change in the fair value of open Level 3 derivative contracts and to our results of operations.

The table below sets forth a summary of changes in the fair value of Energen’s Level 3 derivative commodity instruments as follows:

	Three months ended
	June 30,
(in thousands)	2018	2017
Balance at beginning of period	$24,502	$5,574
Realized gains	4,518	417
Unrealized gains relating to instruments held at the reporting date*	68,138	1,876
Settlements during period	(6,855)	(222)
Balance at end of period	$90,303	$7,645

	Six months ended
	June 30,
(in thousands)	2018	2017
Balance at beginning of period	$(29,288)	$(8,852)
Realized losses	(3,322)	(2,845)
Unrealized gains relating to instruments held at the reporting date*	121,929	16,301
Settlements during period	984	3,041
Balance at end of period	$90,303	$7,645
*Includes $68.3 million and $104.4 million in gains related to open contracts held at the reporting date for the three months and six months ended June 30, 2018, respectively. Includes $3.1 million and $11.0 million in gains related to open contracts held at the reporting date for the three months and six months ended June 30, 2017, respectively.

The table below sets forth quantitative information about Energen’s Level 3 fair value measurements of derivative commodity instruments as follows:

(in thousands, except price data)	Fair Value as of June 30, 2018	Valuation Technique*	Unobservable Input*	Range
Oil Basis - WTI/WTI
2018	$71,895	Discounted Cash Flow	Forward Basis	($13.12) - ($12.88) Bbl
2019	$43,229	Discounted Cash Flow	Forward Basis	($8.75) - ($7.86) Bbl
2020	$2,213	Discounted Cash Flow	Forward Basis	($1.40) - ($1.14) Bbl
Natural Gas Liquids
2018	$(17,589)	Discounted Cash Flow	Forward Basis	$0.83 Gal
2019	$(9,445)	Discounted Cash Flow	Forward Basis	$0.74 Gal
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

These assumptions are classified as Level 3 fair value measurements. Impairments recognized by Energen during the three months and six months ended June 30, 2018 and 2017 were immaterial.
Financial Instruments not Carried at Fair Value
The stated value of cash and cash equivalents, short-term investments, accounts receivable (net of allowance for doubtful accounts), and short-term debt approximates fair value due to the short maturity of the instruments. The Company invested in certain short-term investments that qualify and were classified as cash and cash equivalents. Energen had an allowance for doubtful accounts of $0.6 million at both June 30, 2018 and December 31, 2017, respectively. The fair value of Energen’s long-term debt, including the current portion, was approximately $838.0 million and $798.9 million and had a carrying value of $831.0 million and $785.0 million at June 30, 2018 and December 31, 2017, respectively. The fair values are based on market prices of similar debt issues having the same remaining maturities, redemption terms and credit rating. Short-term debt is classified as a Level 1 fair value measurement and long-term debt is classified as a Level 2 fair value measurement.

4. LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Credit facility, due April 30, 2023	$301,000	$255,000
4.625% Notes, due September 1, 2021	400,000	400,000
7.32% Medium-term Notes, Series A, due July 28, 2022	20,000	20,000
7.35% Medium-term Notes, Series A, due July 28, 2027	10,000	10,000
7.125% Medium-term Notes, Series B, due February 15, 2028	100,000	100,000
Total	831,000	785,000
Less unamortized debt discount	346	360
Less unamortized debt issuance costs	1,586	1,779
Total	$829,068	$782,861

The aggregate maturities of Energen’s long-term debt outstanding at June 30, 2018 are as follows:

(in thousands)
Remaining 2018	2019	2020	2021	2022	2023 and thereafter
$—	$—	$—	$400,000	$20,000	$411,000

The debt agreements of Energen contain financial and nonfinancial covenants including routine matters such as timely payment of principal and interest, maintenance of corporate existence and restrictions on liens. None of the debt agreements have events of default based on credit ratings. As of June 30, 2018, we were in compliance with our covenants.

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

Upon an uncured event of default under the credit facility, all amounts owing under the credit facility depending on the nature of the event of default, will automatically or may, upon notice by the administrative agent or the requisite lenders thereunder, become immediately due and payable and the lenders may terminate their commitments under the defaulted facility.

The following is a summary of information relating to Energen’s credit facility:

(in thousands)	June 30, 2018	December 31, 2017
Credit facility outstanding	$301,000	$255,000
Available for borrowings	949,000	795,000
Total borrowing commitments	$1,250,000	$1,050,000

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Maximum amount outstanding at any month-end	$301,000	$131,500	$301,000	$131,500
Average daily amount outstanding	$290,876	$47,484	$270,139	$23,887
Weighted average interest rates based on:
Average daily amount outstanding	3.23%	2.38%	3.08%	2.38%
Amount outstanding at period-end	3.32%	2.44%	3.32%	2.44%

The following is a summary of information relating to Energen’s interest expense:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Interest expense	$10,803	$9,202	$21,051	$18,225
Amortization of debt issuance costs related to long-term debt, including our credit facility*	$734	$830	$1,566	$1,673
Commitment fees*	$707	$774	$1,324	$1,561
*Included in Energen’s total interest expense. Energen had no capitalized interest for the three months and six months ended June 30, 2018 and 2017. For the six months ended June 30, 2018, Energen paid commitment fees on the unused portion of the available credit facility at a current annual rate of 30 basis points.

5. RECONCILIATION OF EARNINGS PER SHARE (EPS)

	Three months ended			Three months ended
(in thousands, except per share amounts)	June 30, 2018			June 30, 2017
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS	$68,274	97,433	$0.70	$29,481	97,189	$0.30
Effect of dilutive securities
Stock options		100			24
Non-vested restricted stock		331			287
Performance share awards		216			193
Diluted EPS	$68,274	98,080	$0.70	$29,481	97,693	$0.30

	Six months ended			Six months ended
(in thousands, except per share amounts)	June 30, 2018			June 30, 2017
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS	$187,189	97,377	$1.92	$62,884	97,165	$0.65
Effect of dilutive securities
Stock options		70			26
Non-vested restricted stock		310			275
Performance share awards		185			182
Diluted EPS	$187,189	97,942	$1.91	$62,884	97,648	$0.64

Energen had the following shares that were excluded from the computation of diluted EPS, as inclusion would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Stock options	108	539	108	539
Non-vested restricted stock	—	6	—	6
Performance share awards	—	139	163	139

6. STOCK COMPENSATION

Stock Incentive Plan
Restricted Stock: The Stock Incentive Plan provides for the grant of restricted stock and restricted stock units (restricted stock awards) which have been valued based on the quoted market price of Energen’s common stock at the date of grant. Restricted stock awards vest within three years from grant date. A summary of restricted stock award activity during the six months ended June 30, 2018 is presented below:

	Shares	Weighted Average Price
Nonvested at December 31, 2017	405,536	$44.58
Restricted stock units granted	131,341	51.83
Vested	(107,631)	61.59
Forfeited	(541)	49.58
Nonvested at June 30, 2018	428,705	$42.52

Performance Share Awards: In addition, the Stock Incentive Plan provides for the grant of performance share awards to eligible employees based on predetermined Energen performance criteria at the end of an award period. The Stock Incentive Plan provides that payment of earned performance share awards be made in the form of Energen common stock. Performance share awards are valued using the Monte Carlo model which uses historical volatility and other assumptions to estimate the probability of satisfying the market condition of the award and have a two to three-year vesting period. A summary of performance share award activity during the six months ended June 30, 2018 is presented below:

	Shares	Weighted Average Price
Nonvested at December 31, 2017	400,037	$55.65
Granted (three-year vesting period)	158,262	68.08
Vested and paid	(112,710)	83.94
Forfeited	(735)	60.33
Nonvested at June 30, 2018	444,854	$52.90

Stock Repurchase Program
During the three months and six months ended June 30, 2018, Energen had non-cash purchases of approximately $0.4 million and $6.9 million, respectively, of Energen common stock in conjunction with tax withholdings on other stock compensation and our non-qualified deferred compensation plan. Energen had non-cash purchases of Energen common stock of $15,000 and $3.2 million during the three months and six months June 30, 2017. Energen utilized internally generated cash flows in payment of the related tax withholdings.

7. EMPLOYEE BENEFIT PLANS

Postretirement Benefit Plans
Energen provides certain postretirement benefits for all eligible employees hired prior to January 1, 2010. These postretirement benefits are available upon retirement as defined by the plan. The components of net periodic postretirement benefit income for Energen’s postretirement benefit plan were as follows:

	Three months ended June 30,
(in thousands)	2018	2017	Line item where presented
Components of net periodic benefit cost:
Service cost	$16	$18	General and administrative
Interest cost	53	57	Interest expense
Expected long-term return on assets	(51)	(62)	Other income
Prior service cost amortization	(113)	(114)	Other income
Actuarial loss amortization	31	2	Other income
Net periodic income	$(64)	$(99)

	Six months ended June 30,
(in thousands)	2018	2017	Line item where presented
Components of net periodic benefit cost:
Service cost	$32	$35	General and administrative
Interest cost	107	113	Interest expense
Expected long-term return on assets	(101)	(124)	Other income
Prior service cost amortization	(227)	(227)	Other income
Actuarial loss amortization	62	5	Other income
Net periodic income	$(127)	$(198)

There are no required contributions to the postretirement benefit plan during 2018.

8. COMMITMENTS AND CONTINGENCIES

Legal Matters: Energen and its subsidiaries are, from time to time, parties to various pending or threatened legal proceedings and we have accrued a provision for our estimated liability. Certain of these lawsuits include claims for punitive damages in addition to other specified relief. We recognize a liability for contingencies, including an estimate of legal costs to be incurred, when information available indicates both a loss is probable and the amount of the loss can be reasonably estimated. Based upon information presently available, and in light of available legal and other defenses, contingent liabilities arising from threatened and pending litigation are not considered material in relation to the respective financial positions of Energen and its subsidiaries. It should be noted, however, that there is uncertainty in the valuation of pending claims and prediction of litigation results.

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

Energen Resources appealed the Order in 2011, and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order and Energen Resources appealed the Revised Order. In the Revised Order, ONRR ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. At ONRR’s request; the Revised Order was also remanded in August 2015. On April 15, 2016, ONRR issued its Second Revised Order. The Second Revised Order directs Energen Resources to pay additional royalties of $189,000, replacing the previous demand of $129,700. Energen estimates that application of the ONRR position to all of the Company’s federal leases would result in ONRR claims up to approximately $24 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen is contesting the Second Revised Order, the predecessor orders and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of June 30, 2018.

Income Taxes: In March 2018, the Company executed a statute of limitation extension for its 2014 federal consolidated income tax return until September 10, 2019. This extension was granted as part of the Company’s ongoing IRS examination of its 2014 and 2016 federal consolidated income tax returns. In June 2018, the Company received notice that the state of Alabama initiated an income tax audit for the 2014 tax year for all subsidiaries.

Under SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), provisional amounts must be recorded for certain income tax effects of the 2017 Tax Cuts and Jobs Act for which the accounting under ASC 740 is incomplete, but a reasonable estimate can be determined. Energen recorded a provisional estimate of $0.4 million deferred income tax expense at December 31, 2017 with respect to the IRC Section 162(m) limitation and associated compensation-related deferred tax assets. Energen is awaiting guidance from the IRS with respect to transition relief on certain written binding contracts which were in effect on November 2, 2017. Any adjustment to this provisional estimate will be recorded in the period when further guidance is issued but no later than the fourth quarter of 2018. As of June 30, 2018, no changes have been made to the provisional estimate recorded at December 31, 2017.

9. EXPLORATORY COSTS

Energen capitalizes exploratory drilling costs until a determination is made that the well or project has either found proved reserves or is impaired. After an exploratory well has been drilled and found oil and natural gas reserves, a determination may be pending as to whether the oil and natural gas quantities can be classified as proved. In those circumstances, Energen continues to capitalize the drilling costs pending the determination of proved status if (i) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (ii) Energen is making sufficient progress assessing the reserves and the economic and operating viability of the project. Capitalized exploratory drilling costs are presented in proved properties in the consolidated balance sheets. If the exploratory well is determined to be a dry hole, the costs are charged to exploration expense. Other exploration costs, including geological and geophysical costs, are expensed as incurred.

The following table sets forth capitalized exploratory well costs and includes additions pending determination of proved reserves, reclassifications to proved reserves and costs charged to expense:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Capitalized exploratory well costs at beginning of period	$142,007	$168,265	$132,200	$164,996
Additions pending determination of proved reserves	207,288	170,737	376,041	335,703
Reclassifications due to determination of proved reserves	(221,061)	(197,601)	(380,007)	(359,298)
Capitalized exploratory well costs at end of period	$128,234	$141,401	$128,234	$141,401

The following table sets forth capitalized exploratory well costs:

(in thousands)	June 30, 2018	December 31, 2017
Exploratory wells in progress (drilling rig not released)	$31,743	$10,879
Capitalized exploratory well costs capitalized for a period of one year or less	96,491	121,321
Total capitalized exploratory well costs	$128,234	$132,200

At June 30, 2018, Energen had 52 gross exploratory wells either drilling or waiting on results from completion and testing, all of which were located in the Permian Basin. As of June 30, 2018 and December 31, 2017, the Company had no wells capitalized greater than a year.

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

The following table reflects the components of the change in Energen’s ARO balance:

(in thousands)
Balance as of December 31, 2017	$88,378
Liabilities incurred	1,145
Liabilities settled	(35)
Accretion expense	3,100
Balance as of June 30, 2018	$92,588

11. REVENUE RECOGNITION

On January 1, 2018, the Company adopted Accounting Standard Codification (ASC) 606, Revenue from Contracts with Customers, using the modified retrospective method. The adoption of ASC 606 superseded the revenue recognition requirements in ASC 605, Revenue Recognition, and had the following impact on the Company’s results of operations for the three months and six months ended June 30, 2018:

	Three months ended June 30, 2018
(in thousands)	As reported under ASC 606	As computed under ASC 605	Increase (Decrease)
Revenues
Oil, natural gas liquids and natural gas sales	$371,567	$373,259	$(1,692)
Operating Costs and Expenses
Oil, natural gas liquids and natural gas production	$57,958	$59,650	$(1,692)
Net Income	$68,274	$68,274	$—

	Six months ended June 30, 2018
(in thousands)	As reported under ASC 606	As computed under ASC 605	Increase (Decrease)
Revenues
Oil, natural gas liquids and natural gas sales	$729,433	$732,281	$(2,848)
Operating Costs and Expenses
Oil, natural gas liquids and natural gas production	$110,593	$113,441	$(2,848)
Net Income	$187,189	$187,189	$—

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

Performance obligations for the sale of oil, natural gas liquids and natural gas are satisfied at a point in time because the customer obtains control and title of the asset when the oil, natural gas liquids and natural gas is delivered to the designated sales point. Because the Company's performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company has recognized amounts due from contracts with customers of $134.6 million and $131.9 million at June 30, 2018 and December 31, 2017, respectively, as accounts receivable within the consolidated balance sheets.

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

In accordance with ASC 606, the Company disaggregates revenues from contracts with customers by product type. The following table summarizes our revenue by major product:

	Three months ended	Six months ended
(in thousands)	June 30, 2018	June 30, 2018
Oil	$316,082	$620,077
Natural gas liquids	42,051	76,184
Natural gas	13,434	33,172
Total	$371,567	$729,433

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides changes in the components of accumulated other comprehensive income (loss), net of the related income tax effects.

(in thousands)
Balance as of December 31, 2017	$380
Amounts reclassified from accumulated other comprehensive income (loss)	(123)
Amounts reclassified to accumulated other comprehensive income (loss) from retained earnings due to the stranded tax effects of the 2017 Tax Cuts and Jobs Act	286
Change in accumulated other comprehensive income (loss)	163
Balance as of June 30, 2018	$543

The following table provides details of the reclassifications out of accumulated other comprehensive income (loss).

	Three months ended
	June 30,
	2018	2017
(in thousands)	Amounts Reclassified		Line Item Where Presented
Postretirement plans:
Prior service cost	$113	$113	Other income
Actuarial losses	(31)	(2)	Other income
Total postretirement plans	82	111
Income tax expense	(20)	(42)
Total reclassifications for the period, net of tax	$62	$69

	Six months ended
	June 30,
	2018	2017
(in thousands)	Amounts Reclassified		Line Item Where Presented
Postretirement plans:
Prior service cost	$226	$227	Other income
Actuarial losses	(62)	(5)	Other income
Total postretirement plans	164	222
Income tax expense	(41)	(84)
Total reclassifications for the period, net of tax	$123	$138

13. ACQUISITION AND DISPOSITION OF PROPERTIES

In the first quarter of 2018, Energen completed acreage swaps which delivered 1,922.4 net acres in the Midland Basin to a third party, while it received 1,230.7 net acres in the Delaware Basin along with $0.7 million cash. Energen recognized a pre-tax gain of $33.4 million based on the fair value of the asset surrendered in the acreage trade. In the second quarter of 2018, Energen completed an acreage swap which delivered 240 net acres in the Central Basin platform to a third party, while it received 129.23 net acres in the Midland Basin. Energen recognized a pre-tax gain of $0.7 million based on the fair value of the asset surrendered in the acreage trade.

During the six months ended June 30, 2018, Energen completed an estimated total of $34.2 million in various purchases and renewals of unproved acquisitions, which are accounted for as asset acquisitions, including approximately $29.0 million in the Delaware Basin and approximately $5.2 million in the Midland Basin for unproved leasehold. During the six months ended June 30, 2017, Energen completed an estimated $235.6 million in various purchases and renewals of unproved acquisitions, including approximately $185.9 million in the Delaware Basin and approximately $30.9 million in the Midland Basin for unproved leasehold and $18.8 million for mineral purchases in the Delaware Basin. In addition, during the year-to-date June 30, 2018, Energen completed $4.8 million in various proved property acquisitions.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, ASC 606, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This update is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The Company adopted this standard as of January 1, 2018 using the modified retrospective approach, which only applies to contracts that were not complete as of the date of initial application. Adoption of this standard did not require an adjustment to beginning retained earnings. See Note 11, Revenue Recognition, for further discussion of the impact of the adoption of ASC 606 on the Company’s consolidated financial statements and the Company’s revenue recognition policies.

Recently Issued But Not Yet Adopted Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update requires lessees to recognize a lease liability and a right-of-use (ROU) asset for all leases, including operating leases, with a term greater than 12 months on the balance sheet. This standard is not applicable to oil and natural gas leases. This ASU modifies the definition of a lease and outlines the recognition, measurement, presentation and disclosure of leasing arrangement by both lessees and lessors. The Company plans to make certain elections allowing the Company not to reassess contracts that commenced prior to adoption, to continue applying its current accounting policy for land easements until adoption and not to recognize ROU assets or lease liabilities for short-term leases. The Company continues to review contracts in its portfolio of leased assets to assess the impact of adopting this ASU on our consolidated financial statements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which would allow entities to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the consolidated financial statements. The ASU will allow entities to continue to apply the legacy guidance in Topic 840, including its disclosure requirements, in the comparative periods presented in the year the new leases standard is adopted. Entities that elect this option would still adopt the new leases standard using a modified retrospective transition method, but would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The Company will adopt ASU No. 2016-02 on January 1, 2019 using the modified retrospective transition method.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF BUSINESS

Energen Corporation (Energen or the Company) is an oil and natural gas exploration and production company engaged in the exploration, development and production of oil, natural gas liquids and natural gas. Our operations are conducted through our subsidiary, Energen Resources Corporation (Energen Resources), and primarily occur within the Midland Basin, the Delaware Basin and the Central Basin Platform areas of the Permian Basin in west Texas and New Mexico.

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

Overview of Second Quarter 2018 Results and Activities
Key results during the second quarter of 2018 were as follows:

•	generated 34 percent higher production to 8,862 thousand barrels of oil equivalent (MBOE), including a 32 percent increase in oil and natural gas liquids production to 7,019 MBOE;

•	realized a 37 percent increase in oil prices to $61.21 per barrel;

•	recognized a per unit decline of 18 percent in general and administrative (G&A) expense; and

•
completed an estimated $12.4 million in various purchases and renewals of unproved acquisitions in the Permian Basin including approximately $10.7 million in the Delaware Basin and approximately $1.7 million in the Midland Basin for unproved leasehold.

Key results during the six months ended June 30, 2018 were as follows:

•	generated 52 percent higher production to 17,220 MBOE, including a 49 percent increase in oil and natural gas liquids production to 13,640 MBOE;

•	realized a 32 percent increase in oil prices to $61.10 per barrel;

•	recognized per unit declines of 28 percent and 15 percent in G&A expense and oil, natural gas liquids and natural gas production expense, respectively;

•	recognized a pre-tax gain of $34.1 million on certain acreage swaps; and

•
completed an estimated $34.2 million in various purchases and renewals of unproved acquisitions in the Permian Basin including approximately $29.0 million in the Delaware Basin and approximately $5.2 million in the Midland Basin for unproved leasehold.

FINANCIAL AND OPERATING PERFORMANCE

Quarter ended June 30, 2018 vs. quarter ended June 30, 2017
Energen had net income of $68.3 million ($0.70 per diluted share) for the three months ended June 30, 2018 as compared with net income of $29.5 million ($0.30 per diluted share) for the same period in the prior year. This change in net income was primarily the result of:

•	increased oil and natural gas liquids commodity prices (approximately $100.0 million pre-tax); and

•	increased oil, natural gas liquids and natural gas production volumes (approximately $64.7 million pre-tax);

partially offset by:

•
higher year-over-year pre-tax losses of $47.2 million on open derivatives (resulting from a pre-tax $9.9 million non-cash loss on open derivatives for the second quarter of 2018 and a pre-tax $37.3 million non-cash gain on open derivatives for the second quarter of 2017);

•	period-over-period loss on closed derivatives (approximately $22.8 million pre-tax);

•	increased oil, natural gas liquids and natural gas production expense (approximately $14.0 million pre-tax);

•	increased depreciation, depletion and amortization (DD&A) expense (approximately $12.5 million pre-tax);

•	decreased natural gas commodity prices (approximately $11.9 million pre-tax);

•	higher production and ad valorem taxes (approximately $11.5 million pre-tax); and

•	increased income tax expense due to higher pre-tax income partially offset by the reduction in the corporate tax rate from the 2017 Tax Cuts and Jobs Act (approximately $3.7 million).

Six months ended June 30, 2018 vs. quarter ended June 30, 2017
Energen had net income of $187.2 million ($1.91 per diluted share) for the three months ended June 30, 2018 as compared with net income of $62.9 million ($0.64 per diluted share) for the same period in the prior year. This change in net income was primarily the result of:

•	increased oil, natural gas liquids and natural gas production volumes (approximately $185.4 million pre-tax);

•	increased oil and natural gas liquids commodity prices (approximately $166.4 million pre-tax); and

•
gain in the first quarter of 2018 from certain acreage swaps in which Energen delivered approximately 1,922.4 net acres in the Midland Basin in exchange for approximately 1,230.7 net acres in the Delaware Basin (approximately $33.4 million pre-tax);

partially offset by:

•
higher year-over-year pre-tax losses of $100.9 million on open derivatives (resulting from a pre-tax $8.8 million non-cash gain on open derivatives for the first six months of 2018 and a pre-tax $109.7 million non-cash gain on open derivatives for the first six months of 2017);

•	increased DD&A expense (approximately $37.0 million pre-tax);

•	period-over-period loss on closed derivatives (approximately $35.4 million pre-tax);

•	increased oil, natural gas liquids and natural gas production expense (approximately $25.4 million pre-tax);

•	higher production and ad valorem taxes (approximately $21.3 million pre-tax);

•	increased income tax expense due to higher pre-tax income partially offset by the reduction in the corporate tax rate from the 2017 Tax Cuts and Jobs Act (approximately $20.4 million);

•	decreased natural gas commodity prices (approximately $17.5 million pre-tax); and

•	higher G&A expense (approximately $3.8 million pre-tax).

Outlook
Capital Estimate: Energen plans to continue investing in oil and natural gas production operations. In the 2018 year-to-date, Energen has invested approximately $595 million, including $39 million associated with acquisitions, on its oil and natural gas capital program. Included in acquisitions are unproved leasehold acquisitions in the Delaware Basin of approximately $29.0 million and in the Midland Basin of approximately $5.2 million. The total drilling and development capital for 2018 is estimated to range from $1.1 billion to $1.3 billion, substantially all of which is for existing properties and exploration. Higher potential costs associated with ancillary service costs, steel tariffs and additional non-operated activity likely will lead to capital investment near the high end of the range in 2018.

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

Results of Operations
The following table summarizes information regarding our production and operating data.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except sales price and per unit data)	2018	2017	2018	2017
Operating and production data
Oil, natural gas liquids and natural gas sales
Oil	$316,082	$182,701	$620,077	$329,371
Natural gas liquids	42,051	18,634	76,184	34,268
Natural gas	13,434	17,388	33,172	31,459
Total	$371,567	$218,723	$729,433	$395,098
Open non-cash mark-to-market gains (losses) on derivative instruments
Oil	$6,182	$31,067	$17,384	$89,125
Natural gas liquids	(14,583)	4,530	(8,817)	11,617
Natural gas	(1,459)	1,737	253	8,961
Total	$(9,860)	$37,334	$8,820	$109,703
Closed gains (losses) on derivative instruments
Oil	$(17,013)	$152	$(33,680)	$(5,858)
Natural gas liquids	(6,249)	(80)	(10,230)	(1,545)
Natural gas	1,203	695	1,476	347
Total	$(22,059)	$767	$(42,434)	$(7,056)
Total revenues	$339,648	$256,824	$695,819	$497,745
Production volumes
Oil (MBbl)	5,164	4,102	10,148	7,098
Natural gas liquids (MMgal)	77.9	51.6	146.7	85.3
Natural gas (MMcf)	11,058	7,596	21,480	13,326
Total production volumes (MBOE)	8,862	6,596	17,220	11,350
Average daily production volumes
Oil (MBbl/d)	56.7	45.1	56.1	39.2
Natural gas liquids (MMgal/d)	0.9	0.6	0.8	0.5
Natural gas (MMcf/d)	121.5	83.5	118.7	73.6
Total average daily production volumes (MBOE/d)	97.4	72.5	95.1	62.7
Average realized prices excluding effects of open non-cash mark-to-market derivative instruments
Oil (per barrel)	$57.91	$44.58	$57.78	$45.58
Natural gas liquids (per gallon)	$0.46	$0.36	$0.45	$0.38
Natural gas (per Mcf)	$1.32	$2.38	$1.61	$2.39
Average realized prices excluding effects of all derivative instruments
Oil (per barrel)	$61.21	$44.54	$61.10	$46.40
Natural gas liquids (per gallon)	$0.54	$0.36	$0.52	$0.40
Natural gas (per Mcf)	$1.21	$2.29	$1.54	$2.36
Costs per BOE
Oil, natural gas liquids and natural gas production expenses	$6.54	$6.66	$6.42	$7.51
Production and ad valorem taxes	$2.79	$2.00	$2.75	$2.29
Depreciation, depletion and amortization	$15.12	$18.43	$15.00	$19.49
Exploration expense	$0.12	$0.30	$0.14	$0.50
General and administrative	$2.47	$3.02	$2.57	$3.56
Capital expenditures (including acquisitions)	$334,389	$336,111	$594,922	$720,246

Revenues: Our revenues fluctuate primarily as a result of realized commodity prices, production volumes and the value of our derivative contracts. Our revenues are predominantly derived from the sale of oil, natural gas liquids and natural gas.
In the second quarter of 2018, commodity sales rose $152.8 million or 69.9 percent from the same period of 2017. In the year-to-date 2018, commodity sales rose $334.3 million or 84.6 percent from the same period of 2017. Particular factors impacting commodity sales include the following:

•
Total production increased 34.4 percent to 8,862 MBOE in the second quarter and 51.7 percent to 17,220 MBOE in the year-to-date. Increased production related to new well performance from the Delaware Basin and Midland Basin horizontal well programs was partially offset by reduced production associated with normal declines in the Central Basin Platform and the vertical Wolfberry in the Midland Basin.

•	Oil volumes in the second quarter increased 25.9 percent to 5,164 MBbl and 43.0 percent to 10,148 MBbl in the year-to-date.

•
Average realized oil prices rose 37.4 percent to $61.21 per barrel during the three months ended June 30, 2018. Average realized oil prices rose 31.7 percent to $61.10 per barrel during the six months ended June 30, 2018.

•	Natural gas liquids production for the current quarter rose 51.0 percent to 77.9 MMgal and 72.0 percent to 146.7 MMgal in the year-to-date.

•
Average realized natural gas liquids prices rose 50 percent to an average price of $0.54 per gallon during the second quarter of 2018. Average realized natural gas liquids prices rose 30 percent to an average price of $0.52 per gallon during the six months ended June 30, 2018.

•	Natural gas production increased 45.6 percent to 11.1 Bcf in the second quarter. For the six months ended June 30, 2018, natural gas production rose 61.2 percent to 21.5 Bcf.

•
Average realized natural gas prices fell 47.2 percent to $1.21 per Mcf during the three months ended June 30, 2018. For the current year-to-date, average realized natural gas prices decreased 34.7 percent to $1.54 per Mcf.

Realized prices exclude the effects of derivative instruments.

Losses on derivative instruments were $31.9 million in the second quarter of 2018 compared to gains of $38.1 million in the same period of 2017. Losses on derivative instruments were $33.6 million in the six months ended June 30, 2018 compared to gains of $102.6 million in the same period of 2017. Our earnings are significantly affected by the changes of our derivative instruments. Increases or decreases in the expected commodity price outlook generally result in the opposite effect on the fair value of our derivatives. However, these gains and losses are generally expected to be offset by the unhedged price on the related commodities.
Oil, natural gas liquids and natural gas production expense: The following table provides the components of our oil, natural gas liquids and natural gas production expenses:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per unit data)	2018	2017	2018	2017
Lease operating expenses	$39,581	$30,048	$76,425	$57,277
Workover and repair costs	14,407	12,245	27,373	24,994
Marketing and transportation	3,970	1,616	6,795	2,926
Total oil, natural gas liquids and natural gas production expense	$57,958	$43,909	$110,593	$85,197
Oil, natural gas liquids and natural gas production expense per BOE	$6.54	$6.66	$6.42	$7.51

Lease operating expense generally reflects year-over-year increases in the number of active wells resulting from Energen’s ongoing development and exploratory activities and also may be positively or negatively impacted by property acquisitions and dispositions.

•
Lease operating expense rose $9.5 million for the quarter largely due to higher equipment rental costs (approximately $3.5 million), increased electrical costs (approximately $1.4 million), increased water disposal costs (approximately $1.2 million), higher gathering costs (approximately $0.6 million), increased non-operated costs (approximately $0.6 million), increased labor costs (approximately $0.5 million) and increased environmental costs (approximately $0.5 million).

•
Lease operating expense rose $19.1 million for the year-to-date largely due to higher equipment rental costs (approximately $6.4 million), increased water disposal costs (approximately $4.2 million), increased electrical costs (approximately $2.2 million), higher gathering costs (approximately $1.2 million), increased non-operated costs (approximately $1.1 million), increased labor costs (approximately $1.0 million), increased environmental costs (approximately $1.0 million) and increased chemical and treatment costs (approximately $0.6 million).

Workover and repair costs increased approximately $2.2 million and $2.4 million for the three months and six months ended June 30, 2018, respectively.

In the three months and six months ended June 30, 2018, marketing and transportation costs increased $2.4 million and $3.9 million, respectively, primarily due to higher volumes associated with the Delaware Basin.

Production and ad valorem taxes: The following table provides a detail of our production and ad valorem taxes:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per unit data)	2018	2017	2018	2017
Production taxes	$18,817	$10,781	$36,815	$19,435
Ad valorem taxes	5,916	2,437	10,486	6,603
Total production and ad valorem tax expense	$24,733	$13,218	$47,301	$26,038
Total production and ad valorem tax expense per BOE	$2.79	$2.00	$2.75	$2.29

In the current quarter, production-related taxes were $8.0 million higher with approximately $3.7 million attributed to higher production volumes and approximately $4.3 million associated with increased overall commodity market prices. In the year-to-date, production-related taxes were $17.4 million higher with approximately $10.1 million attributed to higher production volumes and approximately $7.3 million associated with increased overall commodity market prices. Commodity market prices exclude the effects of derivative instruments for purposes of determining production taxes. Ad valorem taxes increased $3.5 million in the current quarter and $3.9 million year-to-date largely due to the increase in valuation attributable to new drilling and higher production.

Depreciation, depletion and amortization: Energen’s DD&A expense for the quarter rose $12.5 million and increased $37.0 million year-to-date. The average depletion rate for the current quarter was $15.12 per BOE as compared to $18.43 per BOE in the same period a year ago. Higher production volumes in the quarter increased DD&A expense by approximately $41.4 million which was partially offset by lower per unit depletion rates of approximately $28.8 million. For the six months ended June 30, 2018, the average depletion rate was $15.00 per BOE as compared to $19.49 per BOE in the same period a year ago. In the year-to-date, higher production volumes increased DD&A expense by approximately $113.2 million which was partially offset by lower per unit depletion rates of approximately $76.1 million.

Asset impairment: Non-cash impairment writedowns are reflected in asset impairment on the consolidated statements of operations.

In the six months ended June 30, 2018, Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties in the Delaware Basin and the Midland Basin Platform of $0.3 million. In the year-to-date 2017, Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties of $0.4 million and non-cash impairments in the Permian Basin of $1.1 million to adjust the carrying amount of these properties to their fair value.

Exploration: Exploration expense decreased $0.9 million in the second quarter of 2018 and $3.2 million year-to-date primarily due to lower seismic costs.

General and administrative: The following table provides details of our G&A expense:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per unit data)	2018	2017	2018	2017
General and administrative	$4,814	$4,996	$9,867	$9,490
Benefit and performance-based compensation costs	7,870	6,147	13,936	11,737
Labor costs	9,249	8,765	20,387	19,197
Total general and administrative expense	$21,933	$19,908	$44,190	$40,424
Total general and administrative expense per BOE	$2.47	$3.02	$2.57	$3.56

Total G&A expense increased $2 million for the three months ended June 30, 2018 and $3.8 million for the year-to-date largely due to increased costs from Energen’s benefit and performance-based compensation plans and higher labor costs.

Gain on sale of assets and other, net: Energen had gains on the sale of assets and other, net, of $0.1 million and $33.8 million for the three months and six months ended June 30, 2018, respectively. For the three months and six months ended June 30, 2017, Energen had losses on the sale of assets and other, net, of $0.2 million and gains on the sale of assets and other, net, of $1.0 million, respectively. Gains on the sale of assets and other, net, in the 2018 year-to-date include a $33.4 million pre-tax gain from certain acreage swaps in which Energen delivered approximately 1,922.4 net acres in the Midland Basin in exchange for approximately 1,230.7 net acres in the Delaware Basin and a pre-tax gain of $0.7 million from certain acreage swaps in which Energen delivered approximately 240 net acres in the Central Basin Platform in exchange for approximately 129.23 net acres in the Midland Basin.

Interest expense: Interest expense increased $1.6 million in the second quarter of 2018 and rose $2.8 million for the six months ended June 30, 2018. Higher interest for both the current quarter and year-to-date was primarily due to increased borrowings under our syndicated credit facility partially offset by reduced interest related to the reduction of medium-term notes in 2017.

Income tax expense: Income tax expense increased $3.7 million for the three months ended June 30, 2018 and $20.4 million in the year-to-date largely due to higher pre-tax income partially offset by the reduction in the corporate tax rate from the 2017 Tax Cuts and Jobs Act. In March 2018, the Company executed a statute of limitation extension for its 2014 federal consolidated income tax return until September 10, 2019. This extension was granted as part of the Company’s ongoing IRS examination of its 2014 and 2016 federal consolidated income tax returns. In June 2018, the Company received notice that the state of Alabama initiated an income tax audit for the 2014 tax year for all subsidiaries.

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

Net cash provided by operating activities: Net cash provided by operating activities for the six months ended June 30, 2018 was $461.4 million as compared to $197.4 million for the same period of 2017. Net income in 2018 has been impacted positively overall by the higher production volumes along with the increased oil and natural gas liquids price environment. Also affecting net income were certain non-cash charges, including the change in derivative fair value, the gain on sale of assets and deferred income taxes. Energen’s working capital was influenced by commodity prices and the timing of payments and recoveries.

Net cash used in investing activities: Net cash used in investing activities for the six months ended June 30, 2018 was $501.9 million as compared to $704.3 million for the same period of 2017. Energen incurred on a cash basis $503 million in capital expenditures including $464 million largely related to the development of oil and natural gas properties and $39 million associated with acquisitions of which $34.2 million related to unproved leasehold acquisitions.

Net cash provided by financing activities: Net cash provided by financing activities for the six months ended June 30, 2018 was $41.2 million as compared to $121.3 million for the same period of 2017. Net cash provided by financing activities in the year-to-date 2018 was primarily due to the increase in net credit facility borrowings along with cash received from the issuance of common stock through the Company’s stock-based compensation plan partially offset by cash paid for taxes on shares withheld.

Changes in Commodity Prices
Realized commodity prices and production levels by commodity type are the two primary drivers of our liquidity. Historically, prices received for oil, natural gas liquids and natural gas production have been volatile because of supply and demand factors, general economic conditions and seasonal weather patterns. Crude oil prices also are affected by quality differentials, worldwide political developments and actions of the Organization of the Petroleum Exporting Countries. Basis differentials, like the underlying commodity prices, can be volatile because of regional supply and demand factors, including seasonal variations and the availability and price of transportation to consuming areas. As more fully described below, we engage in derivative risk management activities in order to reduce the risk associated with commodity price fluctuations.

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

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net loss position with ten of our active counterparties and in a net gain position with the remaining three at June 30, 2018. Energen has policies in place to limit hedging to not more than 80 percent of our estimated annual production; however, Energen’s credit facility contains a covenant which operates to limit hedging at a lower threshold in certain circumstances.

See Item 3. Quantitative and Qualitative Disclosures about Market Risk, for a full detail of our hedged volumes and see Note 3, Fair Value Measurements, in the Condensed Notes to Unaudited Consolidated Financial Statements for information regarding our policies on fair value measurement.

Credit Facility and Working Capital
At June 30, 2018, we had $949 million of committed financing available under our syndicated credit facility. On September 2, 2014, Energen entered into a five-year syndicated secured credit facility with domestic and foreign lenders. On November 9, 2017, the borrowing base was increased to $1.7 billion. The aggregate commitments under the credit facility did not change and remained at $1.05 billion. On April 30, 2018, we entered into an amendment to our credit facility which extended the maturity to April 30, 2023, increased the borrowing base to $2.15 billion and increased the aggregate commitments to $1.25 billion. Energen’s obligations under the syndicated credit facility are unconditionally guaranteed by Energen Resources. To finance our operations, working capital and capital spending, we expect to use internally generated cash flow from operations supplemented by our existing syndicated credit facility.

Access to capital is an integral part of Energen’s business plan. Energen may issue long-term debt and equity periodically to replace short-term obligations, enhance liquidity and provide for permanent financing. As of June 30, 2018, the Company had $301 million outstanding under its revolving credit facility. While we expect to have ongoing access to our credit facility and capital markets, continued access could be adversely affected by current and future economic and business conditions.

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

As of June 30, 2018, we were in compliance with our covenants and expect to maintain compliance during the remainder of 2018. However, in future periods, factors including those outside of our control may prevent us from maintaining compliance with the financial and non-financial covenants, including our total debt to EBITDAX covenant. In the event that we are unable to remain in compliance with our financial and non-financial covenants, we would seek covenant relief at a scheduled redetermination date or at an interim date, as appropriate. However, no assurances can be given with respect to such relief.

At June 30, 2018, Energen reported negative working capital of $186.7 million arising from current liabilities of $432.0 million exceeding current assets of $245.3 million. Working capital at Energen was influenced by the fair value of derivative financial instruments and accrued capital costs. Energen has $35.4 million in current assets and $81.0 million in current liabilities associated with its derivative financial instruments at June 30, 2018. Energen relies upon cash flows from operations supplemented by our credit facility to fund working capital needs.

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

Shares Issued
The following table provides a detail of shares issued by Energen:

(in thousands)	June 30, 2018	December 31, 2017
Shares outstanding	97,454	97,203
Treasury stock*	3,254	3,124
Shares issued	100,708	100,327
*Excludes 78,448 shares and 67,620 shares held in the 1997 Deferred Compensation Plan at June 30, 2018 and December 31, 2017, respectively.

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

Energen Resources appealed the Order in 2011, and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order and Energen Resources appealed the Revised Order. In the Revised Order, ONRR ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. At ONRR’s request; the Revised Order was also remanded in August 2015. On April 15, 2016, ONRR issued its Second Revised Order. The Second Revised Order directs Energen Resources to pay additional royalties of $189,000, replacing the previous demand of $129,700. Energen estimates that application of the ONRR position to all of the Company’s federal leases would result in ONRR claims up to approximately $24 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen is contesting the Second Revised Order, the predecessor orders and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of June 30, 2018.

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

Certain immaterial impairments were recognized during the year-to-date 2018 as discussed under Asset Impairments in our Results of Operations. A further decline in our price assumptions by 10 percent from June 30, 2018 (assuming all other assumptions are held constant) is not expected to result in a material impairment to our consolidated financial statements. Other assumptions such as operating costs, transportation costs, well and reservoir performance, severance tax rates and ad valorem taxes, operating and development plans may change given an assumed 10 percent commodity price decline. However, we are unable to estimate their correlation to the price change and these other assumptions may worsen or partially mitigate some of the estimated impairment.

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

Commodity price risk: Energen’s major market risk exposure is in the pricing applicable to its oil, natural gas liquids and natural gas production. Historically, prices received for oil, natural gas liquids and natural gas production have been volatile due to world and national supply-and-demand factors, seasonal weather patterns and general economic conditions. Crude oil prices also are affected by quality differentials, by worldwide political developments and by actions of the Organization of the Petroleum Exporting Countries. Basis differentials, like the underlying commodity prices, can be volatile because of regional supply-and-demand factors, including seasonal factors and the availability and price of transportation to consuming areas. As impacted by such commodity price volatility during the second quarter of 2018, our average realized oil prices rose 37.4 percent to $61.21 per barrel and average realized natural gas liquids prices increased 50.0 percent to an average price of $0.54 per gallon while average realized natural gas prices decreased 47.2 percent to $1.21 per Mcf. During the year-to-date, our average realized oil prices rose 31.7 percent to $61.10 per barrel and average realized natural gas liquids prices increased 30 percent to an average price of $0.52 per gallon while average realized natural gas prices decreased 34.7 percent to $1.54 per Mcf.

We periodically enter into derivative commodity instruments to hedge our exposure to price fluctuations on oil, natural gas liquids and natural gas production. Such instruments may include over-the-counter swaps and basis swaps typically executed with investment and commercial banks and energy-trading firms.

As of June 30, 2018 (except as noted), Energen had entered into the following transactions for the remainder of 2018 and subsequent years:

Production Period	Description	Total Hedged Volumes		Average Contract Price	Fair Value (in thousands)
Oil
2018	NYMEX Swaps	1,020	MBbl	$60.26 Bbl	$(10,443)
	NYMEX Three-Way Collars	6,750	MBbl		(76,092)
	Ceiling sold price (call)			$60.04 Bbl
	Floor purchased price (put)			$45.47 Bbl
	Floor sold price (put)			$35.47 Bbl
2019	NYMEX Swaps	6,840	MBbl	$60.79 Bbl	(29,983)
	NYMEX Three-Way Collars	5,760	MBbl		(43,174)
	Ceiling sold price (call)			$61.65 Bbl
	Floor purchased price (put)			$45.94 Bbl
	Floor sold price (put)			$35.94 Bbl
2019	NYMEX Swaps	720	MBbl	$64.50 Bbl	*
Oil Basis Differential
2018	WTI/WTI Basis Swaps	6,300	MBbl	$(1.46) Bbl	71,895
2019	WTI/WTI Basis Swaps	15,840	MBbl	$(5.41) Bbl	43,229
2019	WTI/WTI Basis Swaps	720	MBbl	$(8.05) Bbl	*
2020	WTI/WTI Basis Swaps	15,120	MBbl	$(1.20) Bbl	2,213
Natural Gas Liquids
2018	Liquids Swaps	68.0	MMGal	$0.61 Gal	(15,252)
2019	Liquids Swaps	115.9	MMGal	$0.65 Gal	(9,445)
Natural Gas

2018	Basin Specific Swaps - West Texas/Waha	3.6	Bcf	$1.70 Mcf	246
2018	Basin Specific Swaps - Permian	1.8	Bcf	$2.56 Mcf	1,743
Derivative contracts (closed but not cash settled)					(11,333)
Total net derivative liability					$(76,396)
WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing
*Contracts entered into subsequent to June 30, 2018

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

Interest rate risk: Our interest rate exposure as of June 30, 2018 primarily relates to our syndicated credit facility with variable interest rates. As of June 30, 2018, the Company had $301 million outstanding under its revolving credit facility. The weighted average interest rate for amounts outstanding at June 30, 2018 was 3.3 percent. All long-term debt obligations, other than our credit facility, were at fixed rates at June 30, 2018.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Energen and its subsidiaries are, from time to time, parties to various pending or threatened legal proceedings. Certain of these lawsuits include claims for punitive damages in addition to other specified relief. Various pending or threatened legal proceedings are in progress currently. See Part II, Item 1. Legal Proceedings in our Quarterly Report on Form 10-Q for the period ended March 31, 2018 for prior updates to legal proceedings. See Note 8, Commitments and Contingencies, in the Condensed Notes to Unaudited Consolidated Financial Statements for further discussion with respect to legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans**
April 1, 2018 - April 30, 2018	1,860	*	$67.89	—	3,373,161
May 1, 2018 - May 31, 2018	135	*	65.05	—	3,373,161
June 1, 2018 - June 30, 2018	3,802	*	72.82	—	3,373,161
Total	5,797		$71.06	—	3,373,161
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

ENERGEN CORPORATION

August 8, 2018	By	/s/ J. T. McManus, II
J. T. McManus, II Chairman, Chief Executive Officer and President of Energen Corporation

August 8, 2018	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr. Vice President, Chief Financial Officer and Treasurer of Energen Corporation

August 8, 2018	By	/s/ Russell E. Lynch, Jr.
Russell E. Lynch, Jr. Vice President and Controller of Energen Corporation