Form 10-Q
period 2018-09-30
ENERGEN CORP
filed 2018-11-08
CIK 277595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _______________

Commission file number 1-7810
Energen Corporation
(Exact name of registrant as specified in its charter)

Alabama	63-0757759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

605 Richard Arrington Jr. Boulevard North, Birmingham, Alabama	35203-2707
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of each of the registrant’s classes of common stock as of October 30, 2018.

Energen Corporation	$0.01 par value	97,527,659

ENERGEN CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	September 30, 2018	December 31, 2017

ASSETS
Current Assets
Cash and cash equivalents	$17,057	$439
Accounts receivable, net	183,816	158,787
Inventories, net	28,652	13,177
Derivative instruments	4,226	—
Income tax receivable	6,762	6,905
Prepayments and other	5,999	12,085
Total current assets	246,512	191,393
Property, Plant and Equipment
Oil and natural gas properties, successful efforts method
Proved properties	9,387,502	8,466,708
Unproved properties	551,217	453,028
Less accumulated depreciation, depletion and amortization	(4,587,082)	(4,200,797)
Oil and natural gas properties, net	5,351,637	4,718,939
Other property and equipment, net	43,471	44,581
Total property, plant and equipment, net	5,395,108	4,763,520
Other postretirement assets	2,590	2,646
Noncurrent income tax receivable, net	70,716	70,716
Other assets	9,112	5,620
TOTAL ASSETS	$5,724,038	$5,033,895

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	September 30, 2018	December 31, 2017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$129,602	$75,167
Accrued taxes	23,509	2,631
Accrued wages and benefits	15,416	26,170
Accrued capital costs	150,600	74,909
Revenue and royalty payable	65,023	54,072
Derivative instruments	172,772	71,379
Other	12,635	17,916
Total current liabilities	569,557	322,244
Long-term debt	953,173	782,861
Asset retirement obligations	94,722	88,378
Noncurrent derivative instruments	57,457	8,886
Deferred income taxes	435,848	387,807
Other long-term liabilities	5,398	5,262
Total liabilities	2,116,155	1,595,438
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, cumulative, $0.01 par value, 5,000,000 shares authorized	—	—
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 100,799,082 shares and 100,327,433 shares issued at September 30, 2018 and December 31, 2017, respectively	1,008	1,003
Premium on capital stock	1,405,227	1,388,082
Retained earnings	2,345,491	2,185,161
Accumulated other comprehensive income, net of tax
Postretirement plans	482	380
Deferred compensation plan	3,311	2,681
Treasury stock, at cost; 3,350,023 shares and 3,192,252 shares at September 30, 2018 and December 31, 2017, respectively	(147,636)	(138,850)
Total shareholders’ equity	3,607,883	3,438,457
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,724,038	$5,033,895

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2018	2017	2018	2017

Revenues
Oil, natural gas liquids and natural gas sales	$380,884	$249,114	$1,110,317	$644,212
Gain (loss) on derivative instruments, net	(154,628)	(57,610)	(188,242)	45,037
Total revenues	226,256	191,504	922,075	689,249
Operating Costs and Expenses
Oil, natural gas liquids and natural gas production	55,078	44,549	165,671	129,746
Production and ad valorem taxes	25,204	15,326	72,505	41,364
Depreciation, depletion and amortization	134,177	131,756	392,398	352,957
Asset impairment	178	100	428	1,589
Exploration	963	625	3,420	6,259
General and administrative (including stock-based compensation of $5,076 and $4,713 for the three months ended September 30, 2018 and 2017, respectively, and $13,839 and $11,101 for the nine months ended September 30, 2018 and 2017, respectively)	29,566	21,590	73,756	62,014
Accretion of discount on asset retirement obligations	1,604	1,473	4,704	4,330
Gain on sale of assets and other, net	(191)	(5,977)	(34,027)	(6,980)
Total operating costs and expenses	246,579	209,442	678,855	591,279
Operating Income (Loss)	(20,323)	(17,938)	243,220	97,970
Other Income (Expense)
Interest expense	(11,550)	(9,985)	(32,601)	(28,210)
Other income	1	231	693	1,006
Total other expense	(11,549)	(9,754)	(31,908)	(27,204)
Income (Loss) Before Income Taxes	(31,872)	(27,692)	211,312	70,766
Income tax expense (benefit)	(5,300)	(9,206)	50,695	26,368
Net Income (Loss)	$(26,572)	$(18,486)	$160,617	$44,398

Diluted Earnings Per Average Common Share	$(0.27)	$(0.19)	$1.64	$0.45
Basic Earnings Per Average Common Share	$(0.27)	$(0.19)	$1.65	$0.46
Diluted Average Common Shares Outstanding	97,485	97,198	98,013	97,678
Basic Average Common Shares Outstanding	97,485	97,198	97,413	97,176

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017

Net Income (Loss)	$(26,572)	$(18,486)	$160,617	$44,398
Other comprehensive income (loss):
Postretirement plans
Amortization of prior service cost, net of tax of ($28), ($42), ($85) and ($129), respectively	(85)	(71)	(255)	(212)
Amortization of net loss, net of tax of $8, $0, $23 and $3, respectively	23	2	71	4
Total postretirement plans	(62)	(69)	(184)	(208)
Comprehensive Income (Loss)	$(26,634)	$(18,555)	$160,433	$44,190

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENERGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine months ended September 30, (in thousands)	2018	2017

Operating Activities
Net income	$160,617	$44,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	392,398	352,957
Asset impairment	428	1,589
Accretion of discount on asset retirement obligations	4,704	4,330
Deferred income taxes	48,103	39,240
Change in derivative fair value	152,120	(47,030)
Gain on sale of assets	(34,474)	(3,972)
Stock-based compensation expense	13,839	11,101
Exploration, including dry holes	712	—
Other, net	(3,086)	(3,491)
Net change in:
Accounts receivable	(25,029)	(55,897)
Inventories	(15,475)	(316)
Accounts payable	48,169	31,614
Accrued taxes/income tax receivable	21,021	24,888
Other current assets and liabilities	(939)	(16,634)
Net cash provided by operating activities	763,108	382,777
Investing Activities
Additions to oil and natural gas properties	(833,284)	(720,243)
Acquisitions	(81,135)	(263,364)
Proceeds on the sale of assets, net	1,051	4,009
Net cash used in investing activities	(913,368)	(979,598)
Financing Activities
Issuance of common stock, net	5,034	273
Taxes paid for shares withheld	(8,156)	(3,293)
Reduction of long-term debt	—	(24,000)
Net change in credit facility	170,000	238,000
Net cash provided by financing activities	166,878	210,980
Net change in cash and cash equivalents	16,618	(385,841)
Cash and cash equivalents at beginning of period	439	386,093
Cash and cash equivalents at end of period	$17,057	$252

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

Proposed Merger of Energen with Diamondback Energy, Inc. (Diamondback)
On August 14, 2018, Energen entered into an Agreement and Plan of Merger (the Merger Agreement) with Diamondback and Sidewinder Merger Sub Inc., a wholly owned subsidiary of Diamondback (Merger Sub). The closing of the Merger (as defined below) is expected to occur in the fourth quarter of 2018.

The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, (1) Merger Sub will be merged with and into Energen (the Merger), with Energen surviving and continuing as the surviving corporation in the Merger, and, (2) at the effective time of the Merger (the Effective Time), each outstanding share of common stock of Energen (other than shares held in treasury by Energen, shares owned by Diamondback or Merger Sub or shares with respect to which dissenters’ rights have been validly exercised in accordance with Alabama law) will be converted into the right to receive 0.6442 of a share of common stock of Diamondback, plus cash in lieu of any fractional shares that otherwise would have been issued (the Merger Consideration). Diamondback’s common stock is listed and traded on NASDAQ under the ticker symbol FANG.

The completion of the Merger is subject to satisfaction or waiver of certain customary mutual closing conditions, including (1) the receipt of the required approvals from Energen shareholders and Diamondback stockholders, (2) the expiration or termination of the waiting period under the Hart-Scott-Rodino Act, as amended (which termination was received on September 10, 2018), (3) the absence of any governmental order or law that makes consummation of the Merger illegal or otherwise prohibited, (4) the effectiveness of the registration statement on Form S-4 to be filed by Diamondback pursuant to which the shares of Diamondback common stock to be issued in connection with the merger are registered with the Securities and Exchange Commission (the SEC), (5) the authorization for listing of Diamondback common stock to be issued in connection with the merger on the NASDAQ and (6) the receipt by each party of a customary opinion that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the U.S. tax code. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement.

The Merger Agreement contains termination rights for each of Diamondback and Energen, including, among others, (1) if the consummation of the Merger does not occur on or before March 31, 2019, subject to extension to June 30, 2019 for the sole purpose of obtaining regulatory clearances and (2) subject to certain conditions, if such party wishes to terminate the Merger Agreement to enter into a definitive agreement with respect to a Parent Superior Proposal or a Company Superior Proposal (in each case, as such term is defined in the Merger Agreement), as applicable. Upon termination of the Merger Agreement under specified circumstances, including the termination by Energen in the event of a change of recommendation by the Diamondback board of directors or by Diamondback to enter into an agreement providing for a Parent Superior Proposal (as such term is defined in the Merger Agreement), Diamondback would be required to pay Energen a termination fee of $400 million. In addition, upon termination of the Merger Agreement under specified circumstances, including the termination by Diamondback in the event of a change of recommendation by the Energen board of directors or by Energen to enter into an agreement providing for a Company Superior Proposal (as such term is defined in the Merger Agreement), Energen would be required to pay Diamondback a termination fee of $250 million. In addition, if the Merger Agreement is terminated because of a failure of Energen’s shareholders or Diamondback’s stockholders to approve the proposals required to complete the Merger, Energen and Diamondback, as applicable, may be required to reimburse the other party for its actual transaction expenses in an amount not to exceed $40 million, in the case of Energen’s expenses, and $25 million, in the case of Diamondback’s expenses. In no event will either party be entitled to receive more than one termination fee, net of any expense reimbursement.

In connection with the Merger, Diamondback filed with the SEC, on October 18, 2018, an amendment to the registration statement on Form S-4 that was originally filed on September 13, 2018, that includes a joint proxy statement of Energen and Diamondback. The joint proxy statement also constitutes a prospectus for Diamondback with respect to the shares of Diamondback common stock to be issued as Merger Consideration. The registration statement was declared effective by the SEC on October 24, 2018, and Energen and Diamondback commenced mailing the definitive joint proxy statement/prospectus to Energen shareholders and Diamondback stockholders on or about October 26, 2018.

Additional information on the proposed Merger is included in the registration statement on Form S-4/A filed by Diamondback with the SEC on October 18, 2018.

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

The following tables detail the offsetting of derivative assets and liabilities as well as the fair values of derivatives on the consolidated balance sheets:

(in thousands)	September 30, 2018
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments
Assets
Derivative instruments	$55,455	$(51,229)	$4,226	$—	$—	$4,226
Noncurrent derivative instruments	3,592	(3,592)	—	—	—	—
Total derivative assets	59,047	(54,821)	4,226	—	—	4,226
Liabilities
Derivative instruments	224,001	(51,229)	172,772	—	—	172,772
Noncurrent derivative instruments	61,049	(3,592)	57,457	—	—	57,457
Total derivative liabilities	285,050	(54,821)	230,229	—	—	230,229
Total derivatives	$(226,003)	$—	$(226,003)	$—	$—	$(226,003)

(in thousands)	December 31, 2017
				Gross Amounts Not Offset in the Balance Sheets
	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Fair Value Presented in the Balance Sheets
Derivatives not designated as hedging instruments
Assets
Derivative instruments	$1,758	$(1,758)	$—	$—	$—	$—
Noncurrent derivative instruments	42	(42)	—	—	—	—
Total derivative assets	1,800	(1,800)	—	—	—	—
Liabilities
Derivative instruments	73,137	(1,758)	71,379	—	—	71,379
Noncurrent derivative instruments	8,928	(42)	8,886	—	—	8,886
Total derivative liabilities	82,065	(1,800)	80,265	—	—	80,265
Total derivatives	$(80,265)	$—	$(80,265)	$—	$—	$(80,265)

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net loss position with all thirteen our active counterparties at September 30, 2018.

The following table details the effect of open and closed derivative commodity instruments not designated as hedging instruments on the consolidated statements of operations:

	Location on Statement of Operations	Three months ended
		September 30,
(in thousands)		2018	2017
Gain (loss) recognized in income on derivatives	Gain (loss) on derivative instruments, net	$(154,628)	$(57,610)

	Location on Statement of Operations	Nine months ended
		September 30,
(in thousands)		2018	2017
Gain (loss) recognized in income on derivatives	Gain (loss) on derivative instruments, net	$(188,242)	45,037

As of September 30, 2018, Energen had entered into the following derivative transactions for the remainder of 2018 and subsequent years:

Production Period	Description	Total Hedged Volumes		Weighted Average Contract Price
Oil
2018	NYMEX Swaps	540	MBbl	$60.25 Bbl
	NYMEX Three-Way Collars	3,375	MBbl
	Ceiling sold price (call)			$60.04 Bbl
	Floor purchased price (put)			$45.47 Bbl
	Floor sold price (put)			$35.47 Bbl
2019	NYMEX Swaps	8,280	MBbl	$61.66 Bbl
	NYMEX Three-Way Collars	5,760	MBbl
	Ceiling sold price (call)			$61.65 Bbl
	Floor purchased price (put)			$45.94 Bbl
	Floor sold price (put)			$35.94 Bbl
Oil Basis Differential
2018	WTI/WTI Basis Swaps	3,150	MBbl	$(1.46) Bbl
2019	WTI/WTI Basis Swaps	16,560	MBbl	$(5.52) Bbl
2020	WTI/WTI Basis Swaps	15,120	MBbl	$(1.20) Bbl
Natural Gas Liquids
2018	Liquids Swaps	34.0	MMGal	$0.61 Gal
2019	Liquids Swaps	115.9	MMGal	$0.65 Gal
Natural Gas
2018	Basin Specific Swaps - West Texas/Waha	1.8	Bcf	$1.70 Mcf
2018	Basin Specific Swaps - Permian	0.9	Bcf	$2.56 Mcf
WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing

As of September 30, 2018, the maximum term over which Energen has hedged exposures to the variability of cash flows is through December 31, 2020.

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

No transfers between fair value hierarchy levels occurred during the three months and nine months ended September 30, 2018.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Energen classifies the fair value of multiple derivative instruments executed under master netting arrangements as net derivative assets and liabilities. The following fair value hierarchy tables present information about Energen’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2018
(in thousands)	Level 2	Level 3	Total
Assets:
Derivative instruments	$(4,645)	$8,871	$4,226
Total assets	(4,645)	8,871	4,226
Liabilities:
Derivative instruments	167,065	5,707	172,772
Noncurrent derivative instruments	30,787	26,670	57,457
Total liabilities	197,852	32,377	230,229
Net derivative liability	$(202,497)	$(23,506)	$(226,003)

	December 31, 2017
(in thousands)	Level 2	Level 3	Total
Liabilities:
Derivative instruments	$43,241	$28,138	$71,379
Noncurrent derivative instruments	7,736	1,150	8,886
Total liabilities	50,977	29,288	80,265
Net derivative liability	$(50,977)	$(29,288)	$(80,265)

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

Level 3 Fair Value Instruments: Energen prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its Level 3 instruments. We estimate that a 10 percent increase or decrease in commodity prices would result in an approximate $0.3 million change in the fair value of open Level 3 derivative contracts and to our results of operations.

The table below sets forth a summary of changes in the fair value of Energen’s Level 3 derivative commodity instruments as follows:

	Three months ended
	September 30,
(in thousands)	2018	2017
Balance at beginning of period	$90,303	$7,645
Realized gains (losses)	22,603	(1,548)
Unrealized losses relating to instruments held at the reporting date*	(109,528)	(24,112)
Settlements during period	(26,884)	398
Balance at end of period	$(23,506)	$(17,617)

	Nine months ended
	September 30,
(in thousands)	2018	2017
Balance at beginning of period	$(29,288)	$(8,852)
Realized gains (losses)	21,618	(4,588)
Unrealized gains (losses) relating to instruments held at the reporting date*	10,064	(7,616)
Settlements during period	(25,900)	3,439
Balance at end of period	$(23,506)	$(17,617)
*Includes $88.8 million and $13.0 million in losses related to open contracts held at the reporting date for the three months and nine months ended September 30, 2018, respectively. Includes $23.0 million and $14.2 million in losses related to open contracts held at the reporting date for the three months and nine months ended September 30, 2017, respectively.

The table below sets forth quantitative information about Energen’s Level 3 fair value measurements of derivative commodity instruments as follows:

(in thousands, except price data)	Fair Value as of September 30, 2018	Valuation Technique*	Unobservable Input*	Range
Oil Basis - WTI/WTI
2018	$24,790	Discounted Cash Flow	Forward Basis	($9.50) - ($9.23) Bbl
2019	$7,417	Discounted Cash Flow	Forward Basis	($6.76) - ($5.83) Bbl
2020	$(11,350)	Discounted Cash Flow	Forward Basis	($0.53) - ($0.26) Bbl
Natural Gas Liquids
2018	$(17,870)	Discounted Cash Flow	Forward Basis	$1.00 - $1.01 Gal
2019	$(26,493)	Discounted Cash Flow	Forward Basis	$0.89 Gal
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

Asset retirement obligations: Energen’s asset retirement obligations (ARO) primarily relate to the future plugging, abandonment and reclamation of wells and facilities. We recognize a liability for the fair value of the ARO in the periods incurred. See Note 10, Asset Retirement Obligations, for further discussion related to these AROs. These assumptions are classified as Level 3 fair value measurements.

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

These assumptions are classified as Level 3 fair value measurements. Impairments recognized by Energen during the three months and nine months ended September 30, 2018 and 2017 were immaterial.
Financial Instruments not Carried at Fair Value
The stated value of cash and cash equivalents, short-term investments, accounts receivable (net of allowance for doubtful accounts), and short-term debt approximates fair value due to the short maturity of the instruments. The Company invested in certain short-term investments that qualify and were classified as cash and cash equivalents. Energen had an allowance for doubtful accounts of $0.6 million at both September 30, 2018 and December 31, 2017, respectively. The fair value of Energen’s long-term debt, including the current portion, was approximately $972.8 million and $798.9 million and had a carrying value of $955.0 million and $785.0 million at September 30, 2018 and December 31, 2017, respectively. The fair values are based on market prices of similar debt issues having the same remaining maturities, redemption terms and credit rating. Short-term debt is classified as a Level 1 fair value measurement and long-term debt is classified as a Level 2 fair value measurement.

4. LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Credit facility, due April 30, 2023	$425,000	$255,000
4.625% Notes, due September 1, 2021	400,000	400,000
7.32% Medium-term Notes, Series A, due July 28, 2022	20,000	20,000
7.35% Medium-term Notes, Series A, due July 28, 2027	10,000	10,000
7.125% Medium-term Notes, Series B, due February 15, 2028	100,000	100,000
Total	955,000	785,000
Less unamortized debt discount	339	360
Less unamortized debt issuance costs	1,488	1,779
Total	$953,173	$782,861

The aggregate maturities of Energen’s long-term debt outstanding at September 30, 2018 are as follows:

(in thousands)
Remaining 2018	2019	2020	2021	2022	2023 and thereafter
$—	$—	$—	$400,000	$20,000	$535,000

The debt agreements of Energen contain financial and nonfinancial covenants including routine matters such as timely payment of principal and interest, maintenance of corporate existence and restrictions on liens. None of the debt agreements have events of default based on credit ratings. As of September 30, 2018, we were in compliance with our covenants.

Under Energen’s Indenture dated September 1, 1996 with The Bank of New York as Trustee, a cross default provision provides that any debt default of more than $10 million by Energen or Energen Resources will constitute an event of default by Energen. The Indenture does not include a restriction on the payment of dividends.

Our 4.625% Notes due September 1, 2021 include change in control provisions that may be triggered in a variety of change in control events including, but not limited to, the election to our Board of a majority of directors who are not Continuing Directors. As defined in the notes, a Continuing Director is a director who (1) was a member of the Board on the date of the initial issuance of the notes; or (ii) was nominated for election or elected to the Board with the approval of a majority of the Continuing Directors who were members of the Board at the time of such nomination or election.

Credit Facility: On September 2, 2014, Energen entered into a five-year syndicated secured credit facility with domestic and foreign lenders. On November 9, 2017, the borrowing base was increased to $1.7 billion. The aggregate commitments under the credit facility did not change and remained at $1.05 billion. On April 30, 2018, we entered into an amendment to our credit facility which extended the maturity to April 30, 2023, increased the borrowing base to $2.15 billion and increased the aggregate commitments to $1.25 billion. Energen’s obligations under the syndicated credit facility are unconditionally guaranteed by Energen Resources. The credit facility is collateralized by certain assets of Energen and Energen Resources, including a pledge of equity interests in subsidiaries of Energen other than Energen Resources, by mortgages on substantially all of Energen Resources’ oil and natural gas properties and by the pledge of Energen’s and Energen Resources’ deposit accounts, securities accounts and commodity accounts (other than de minimus accounts and excluded accounts). The current credit facility qualifies for classification as long-term debt on the consolidated balance sheets. The financial covenants of the credit facility require Energen to maintain a ratio of total debt to consolidated income before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and other non-cash income and expenses (EBITDAX) less than or equal to 4.0 to 1.0; and to maintain a ratio of consolidated current assets (adjusted to include amounts available for borrowings and exclude non-cash derivative instruments) to consolidated current liabilities (adjusted to exclude maturities under the credit facility and non-cash derivative instruments) greater than or equal to 1.0 to 1.0. We are also bound by covenants which limit our ability to incur additional indebtedness, make certain distributions or alter our corporate structure. Energen may not pay dividends if an event of default exists, if the payment would result in an event of default, or if availability is less than 10 percent of the loan limit under the credit facility. Under the credit facility, a cross default provision provides that any debt default of more than $75 million by Energen or Energen Resources will constitute an event of default by Energen. Our credit facility also limits our ability to enter into commodity hedges based on projected production volumes. In addition, the terms of our credit facility limit the amount we can borrow to a borrowing base amount which is determined by our lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria including commodity price outlook. The borrowing base amount is subject to redetermination semi-annually and for event-driven unscheduled redeterminations. Due to the pending Merger of Energen with Diamondback, our scheduled redetermination on October 1, 2018 was postponed to occur on or about January 15, 2019. Completion of the Merger would give rise to an event of default under the terms of the Energen credit facility. To avoid an event of default, Diamondback will need to either obtain waivers or consents from the lenders under the Energen credit facility or the Energen credit facility will need to be repaid in full and terminated in connection with the Merger.

Upon an uncured event of default under the credit facility, all amounts owing under the credit facility depending on the nature of the event of default, will automatically or may, upon notice by the administrative agent or the requisite lenders thereunder, become immediately due and payable and the lenders may terminate their commitments under the defaulted facility.

The following is a summary of information relating to Energen’s credit facility:

(in thousands)	September 30, 2018	December 31, 2017
Credit facility outstanding	$425,000	$255,000
Available for borrowings	825,000	795,000
Total borrowing commitments	$1,250,000	$1,050,000

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Maximum amount outstanding at any month-end	$425,000	$238,000	$425,000	$238,000
Average daily amount outstanding	$386,978	$191,810	$309,514	$80,476
Weighted average interest rates based on:
Average daily amount outstanding	3.39%	2.51%	3.21%	2.49%
Amount outstanding at period-end	3.42%	2.49%	3.42%	2.49%

The following is a summary of information relating to Energen’s interest expense:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Interest expense	$11,550	$9,985	$32,601	$28,210
Amortization of debt issuance costs related to long-term debt, including our credit facility*	$541	$830	$2,106	$2,503
Commitment fees*	$681	$674	$2,005	$2,236
*Included in Energen’s total interest expense. Energen had no capitalized interest for the three months and nine months ended September 30, 2018 and 2017. For the nine months ended September 30, 2018, Energen paid commitment fees on the unused portion of the available credit facility at a current annual rate of 30 basis points.

5. RECONCILIATION OF EARNINGS PER SHARE (EPS)

	Three months ended			Three months ended
(in thousands, except per share amounts)	September 30, 2018			September 30, 2017
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Loss	Shares	Amount
Basic EPS	$(26,572)	97,485	$(0.27)	$(18,486)	97,198	$(0.19)
Effect of dilutive securities
Stock options		—			—
Non-vested restricted stock		—			—
Performance share awards		—			—
Diluted EPS	$(26,572)	97,485	$(0.27)	$(18,486)	97,198	$(0.19)

	Nine months ended			Nine months ended
(in thousands, except per share amounts)	September 30, 2018			September 30, 2017
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS	$160,617	97,413	$1.65	$44,398	97,176	$0.46
Effect of dilutive securities
Stock options		92			25
Non-vested restricted stock		293			284
Performance share awards		215			193
Diluted EPS	$160,617	98,013	$1.64	$44,398	97,678	$0.45

In periods of loss, shares that otherwise would have been included in diluted average common shares outstanding are excluded. The Company had 742,290 and 547,793 of excluded shares for the three months ended September 30, 2018 and 2017, respectively.
Energen had the following shares that were excluded from the computation of diluted EPS, as inclusion would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Stock options	6	512	94	512
Non-vested restricted stock	—	—	3	—
Performance share awards	—	139	—	139

6. STOCK COMPENSATION

Stock Incentive Plan
Restricted Stock: The Stock Incentive Plan provides for the grant of restricted stock and restricted stock units (restricted stock awards) which have been valued based on the quoted market price of Energen’s common stock at the date of grant. Restricted stock awards vest within three years from the grant date. A summary of restricted stock award activity during the nine months ended September 30, 2018 is presented below:

	Shares	Weighted Average Price
Nonvested at December 31, 2017	405,536	$44.58
Restricted stock units granted	133,920	52.21
Vested	(148,041)	56.83
Forfeited	(2,716)	49.15
Nonvested at September 30, 2018	388,699	$42.51

Performance Share Awards: In addition, the Stock Incentive Plan provides for the grant of performance share awards to eligible employees based on predetermined Energen performance criteria at the end of an award period. The Stock Incentive Plan provides that payment of earned performance share awards be made in the form of Energen common stock. Performance share awards are valued using the Monte Carlo model which uses historical volatility and other assumptions to estimate the probability of satisfying the market condition of the award and have a two to three-year vesting period. A summary of performance share award activity during the nine months ended September 30, 2018 is presented below:

	Shares	Weighted Average Price
Nonvested at December 31, 2017	400,037	$55.65
Granted (three-year vesting period)	158,262	68.08
Vested and paid	(112,710)	83.94
Forfeited	(3,129)	60.98
Nonvested at September 30, 2018	442,460	$52.85

Stock Repurchase Program
During the three months and nine months ended September 30, 2018, Energen had non-cash purchases of approximately $1.3 million and $8.2 million, respectively, of Energen common stock in conjunction with tax withholdings on other stock compensation and our non-qualified deferred compensation plan. Energen had non-cash purchases of Energen common stock of $0.1 million and $3.3 million during the three months and nine months September 30, 2017. Energen utilized internally generated cash flows in payment of the related tax withholdings.

7. EMPLOYEE BENEFIT PLANS

Postretirement Benefit Plans
Energen provides certain postretirement benefits for all eligible employees hired prior to January 1, 2010. These postretirement benefits are available upon retirement as defined by the plan. The components of net periodic postretirement benefit income for Energen’s postretirement benefit plan were as follows:

	Three months ended September 30,
(in thousands)	2018	2017	Line item where presented
Components of net periodic benefit cost:
Service cost	$16	$18	General and administrative
Interest cost	53	57	Interest expense
Expected long-term return on assets	(51)	(62)	Other income
Prior service cost amortization	(113)	(114)	Other income
Actuarial loss amortization	31	2	Other income
Net periodic income	$(64)	$(99)

	Nine months ended September 30,
(in thousands)	2018	2017	Line item where presented
Components of net periodic benefit cost:
Service cost	$48	$53	General and administrative
Interest cost	160	170	Interest expense
Expected long-term return on assets	(152)	(187)	Other income
Prior service cost amortization	(340)	(340)	Other income
Actuarial loss amortization	93	7	Other income
Net periodic income	$(191)	$(297)

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

On November 4, 2015, Energen Resources filed a quiet title action against Endeavor Energy Resources, L.P. (Endeavor) in the District Court of Howard County, Texas, to remove a cloud on the title to approximately 10,000 acres leased by Energen Resources in that county. Energen Resources believes the cloud on title arises from a prior, unreleased but partially terminated oil and gas lease covering the leased lands. The trial judge ruled with respect to the acreage not held by production that Endeavor’s lease terminated prior to the date Energen Resources entered into its lease. In November 2016, the trial judge entered a final judgment to that effect and that judgment was appealed by Endeavor in April 2017. On October 25, 2018, the Texas Eleventh Circuit Court of Appeals entered a judgment affirming the trial court’s final judgment in favor of Energen Resources. The judgment is subject to rehearing before the Eleventh Circuit Court of Appeals and may be appealed to the Supreme Court of Texas.

In connection with the Merger Agreement and the transactions contemplated thereby, two purported class action lawsuits and an individual lawsuit have been filed. Two of the complaints, captioned Melvin Gross v. Energen Corporation, et al., Case No. 2:18-cv-01711-RDP (filed October 17, 2018) and Shiva Stein v. Energen Corporation, et al., Case 2:18-cv-01746-JHE (filed October 22,

2018), were filed in the United States District Court for the Northern District of Alabama. One complaint, captioned Jordan Rosenblatt v. Energen Corporation, et al., Case No. 01-CV-2018-9043232100 (filed October 26, 2018), was filed in the Circuit Court of Jefferson County, Alabama. The complaints assert claims against Energen and its directors. In general, the complaints allege that the defendants violated Sections 14(a) and 20(a) of the Exchange Act because the joint proxy statement/prospectus with respect to the Merger filed with the SEC allegedly misrepresents or omits material information or assert state law breaches of fiduciary duty based on such alleged misrepresentations or omissions. The complaints generally seek, among other things, injunctive relief preventing the consummation of the Merger, rescission in the event the Merger is consummated, and damages. The defendants believe that the actions are without merit.

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

Energen Resources appealed the Order in 2011, and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order and Energen Resources appealed the Revised Order. In the Revised Order, ONRR ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. At ONRR’s request, the Revised Order was also remanded in August 2015. On April 15, 2016, ONRR issued its Second Revised Order. The Second Revised Order directs Energen Resources to pay additional royalties of $189,000, replacing the previous demand of $129,700. Energen estimates that application of the ONRR position to all of the Company’s federal leases would result in ONRR claims up to approximately $24 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen is contesting the Second Revised Order, the predecessor orders and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of September 30, 2018.

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

Under SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), provisional amounts must be recorded for certain income tax effects of the 2017 Tax Cuts and Jobs Act for which the accounting under ASC 740 is incomplete, but a reasonable estimate can be determined. Energen recorded a provisional estimate of $0.4 million deferred income tax expense at December 31, 2017 with respect to the IRC Section 162(m) limitation and associated compensation-related deferred tax assets. As of September 30, 2018, the accounting for this income tax effect has been completed and no changes have been made to the provisional estimate recorded at December 31, 2017.

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

The following table sets forth capitalized exploratory well costs and includes additions pending determination of proved reserves, reclassifications to proved reserves and costs charged to expense:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Capitalized exploratory well costs at beginning of period	$128,234	$141,401	$132,200	$164,996
Additions pending determination of proved reserves	202,743	168,965	578,784	504,668
Reclassifications due to determination of proved reserves	(206,031)	(174,270)	(586,038)	(533,568)
Capitalized exploratory well costs at end of period	$124,946	$136,096	$124,946	$136,096

The following table sets forth capitalized exploratory well costs:

(in thousands)	September 30, 2018	December 31, 2017
Exploratory wells in progress (drilling rig not released)	$17,578	$10,879
Capitalized exploratory well costs capitalized for a period of one year or less	107,368	121,321
Total capitalized exploratory well costs	$124,946	$132,200

At September 30, 2018, Energen had 49 gross exploratory wells either drilling or waiting on results from completion and testing. Substantially all these wells are located in the Permian Basin. As of September 30, 2018 and December 31, 2017, the Company had no wells capitalized greater than a year.

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

The following table reflects the components of the change in Energen’s ARO balance:

(in thousands)
Balance as of December 31, 2017	$88,378
Liabilities incurred	1,743
Liabilities settled	(103)
Accretion expense	4,704
Balance as of September 30, 2018	$94,722

11. REVENUE RECOGNITION

On January 1, 2018, the Company adopted Accounting Standard Codification (ASC) 606, Revenue from Contracts with Customers, using the modified retrospective method. The adoption of ASC 606 superseded the revenue recognition requirements in ASC 605, Revenue Recognition, and had the following impact on the Company’s results of operations for the three months and nine months ended September 30, 2018:

	Three months ended September 30, 2018
(in thousands)	As reported under ASC 606	As computed under ASC 605	Increase (Decrease)
Revenues
Oil, natural gas liquids and natural gas sales	$380,884	$382,611	$(1,727)
Operating Costs and Expenses
Oil, natural gas liquids and natural gas production	$55,078	$56,805	$(1,727)
Net Loss	$(26,572)	$(26,572)	$—

	Nine months ended September 30, 2018
(in thousands)	As reported under ASC 606	As computed under ASC 605	Increase (Decrease)
Revenues
Oil, natural gas liquids and natural gas sales	$1,110,317	$1,114,892	$(4,575)
Operating Costs and Expenses
Oil, natural gas liquids and natural gas production	$165,671	$170,246	$(4,575)
Net Income	$160,617	$160,617	$—

The changes in revenues and operating costs and expenses are due to certain marketing and transportation costs determined to have occurred after transfer of control to the purchaser. Accordingly, under ASC 606 these marketing and transportation costs are reported as a deduction to revenues.

The Company does not disclose the value of unsatisfied performance obligations under its contracts with customers, as it applies the practical exemption in accordance with ASC 606. The exemption applies to variable consideration that is recognized as control of the product is transferred to the customer. Since each unit of product represents a separate performance obligation, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to our remaining performance obligations is not required.

Performance obligations for the sale of oil, natural gas liquids and natural gas are satisfied at a point in time because the customer obtains control and title of the asset when the oil, natural gas liquids and natural gas is delivered to the designated sales point. Because the Company's performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company has recognized amounts due from contracts with customers of $150.1 million and $131.9 million at September 30, 2018 and December 31, 2017, respectively, as accounts receivable within the consolidated balance sheets.

Revenues are predominantly derived from the sale of oil, natural gas liquids and natural gas. Revenues are recognized when obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of the promised goods or services in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed under ASC 606. Payment is generally made on these oil, natural gas liquids and natural gas sales contracts within 30 days of the end of the calendar month in which product is delivered. The sale of oil, natural gas liquids and natural gas as presented on the consolidated statements of operations represents the Company's share of revenues net of royalties and excludes revenue interests owned by others. When selling oil, natural gas liquids and natural gas on behalf of royalty owners or working interest owners, the Company is acting as an agent and thus reports the revenue on a net basis. Taxes are not included in the transaction costs.

In accordance with ASC 606, the Company disaggregates revenues from contracts with customers by product type. The following table summarizes our revenue by major product:

	Three months ended	Nine months ended
(in thousands)	September 30, 2018	September 30, 2018
Oil	$316,059	$936,136
Natural gas liquids	49,407	125,591
Natural gas	15,418	48,590
Total	$380,884	$1,110,317

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides changes in the components of accumulated other comprehensive income (loss), net of the related income tax effects.

(in thousands)
Balance as of December 31, 2017	$380
Amounts reclassified from accumulated other comprehensive income (loss)	(184)
Amounts reclassified to accumulated other comprehensive income (loss) from retained earnings due to the stranded tax effects of the 2017 Tax Cuts and Jobs Act	286
Change in accumulated other comprehensive income (loss)	102
Balance as of September 30, 2018	$482

The following table provides details of the reclassifications out of accumulated other comprehensive income (loss).

	Three months ended
	September 30,
	2018	2017
(in thousands)	Amounts Reclassified		Line Item Where Presented
Postretirement plans:
Prior service cost	$113	$113	Other income
Actuarial losses	(31)	(2)	Other income
Total postretirement plans	82	111
Income tax expense	(20)	(42)
Total reclassifications for the period, net of tax	$62	$69

	Nine months ended
	September 30,
	2018	2017
(in thousands)	Amounts Reclassified		Line Item Where Presented
Postretirement plans:
Prior service cost	$340	$341	Other income
Actuarial losses	(94)	(7)	Other income
Total postretirement plans	246	334
Income tax expense	(62)	(126)
Total reclassifications for the period, net of tax	$184	$208

13. ACQUISITION AND DISPOSITION OF PROPERTIES

In the first quarter of 2018, Energen completed acreage swaps which delivered 1,922.4 net acres in the Midland Basin to a third party, while it received 1,230.7 net acres in the Delaware Basin along with $0.7 million cash. Energen recognized a pre-tax gain of $33.4 million based on the fair value of the asset surrendered in the acreage trade. In the second quarter of 2018, Energen completed an acreage swap which delivered 240 net acres in the Central Basin platform to a third party, while it received 129.23 net acres in the Midland Basin. Energen recognized a pre-tax gain of $0.7 million based on the fair value of the asset surrendered in the acreage trade. During the third quarter of 2018, Energen completed acreage swaps which delivered 612 net acres in the Midland Basin to a third party, while it received 608 net acres in the Midland Basin. Energen recognized a pre-tax gain of $0.1 million based on the fair value of the assets surrendered in the acreage trades.

During the nine months ended September 30, 2018, Energen completed an estimated total of $75.3 million in various purchases and renewals of unproved acquisitions, which are accounted for as asset acquisitions, including approximately $67.7 million in the Delaware Basin and approximately $7.7 million in the Midland Basin for unproved leasehold. During the nine months ended September 30, 2017, Energen completed an estimated $259.3 million in various purchases and renewals of unproved acquisitions, including approximately $208.1 million in the Delaware Basin and approximately $32.4 million in the Midland Basin for unproved leasehold and $18.8 million for mineral purchases in the Delaware Basin. In addition, during the year-to-date September 30, 2018, Energen completed $5.8 million in various proved property acquisitions.

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

Recently Issued But Not Yet Adopted Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update requires lessees to recognize a lease liability and a right-of-use (ROU) asset for all leases with a term greater than 12 months on the balance sheet. This standard is not applicable to oil and natural gas leases. This ASU modifies the definition of a lease and outlines the recognition, measurement, presentation and disclosure of leasing arrangement by both lessees and lessors. The Company plans to make certain elections allowing the Company not to reassess contracts that commenced prior to adoption, to continue applying its current accounting policy for land easements until adoption and not to recognize ROU assets or lease liabilities for short-term leases. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which would allow entities to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the consolidated financial statements. The ASU will allow entities to continue to apply the legacy guidance in Topic 840, including its disclosure requirements, in the comparative periods presented in the year the new leases standard is adopted. Entities that elect this option would still adopt the new leases standard using a modified retrospective transition method, but would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The Company will adopt ASU No. 2016-02 on January 1, 2019 using the modified retrospective transition method.

In preparation for adoption, we have substantially completed a process to identify a complete population of our leases, including the review of various contracts to identify whether such arrangements convey the right to control the use of an identified asset. Based on our portfolio of leases as of September 30, 2018, we estimate the impact of the adoption to be an increase in lease-related assets and liabilities of approximately $5 million on Energen’s consolidated balance sheet with no material impact on the results of operations, equity or cash flows. The impact to our consolidated financial statements will depend on the population of leases in effect at the date of adoption. We have additionally begun implementing new business processes and developing new controls and the expanded disclosures of our leasing arrangements.

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

On August 14, 2018, Energen entered into an Agreement and Plan of Merger (Merger Agreement) with Diamondback Energy, Inc. (Diamondback) and Sidewinder Merger Sub Inc., a wholly owned subsidiary of Diamondback (Merger Sub), pursuant to which Merger Sub will be merged with and into Energen (the Merger). The consideration (Merger Consideration) will consist of the right to receive 0.6442 shares of Diamondback common stock for each share of Energen common stock. The closing of the Merger is expected to occur in the fourth quarter of 2018.

Overview of Third Quarter 2018 Results and Activities
Key results during the third quarter of 2018 were as follows:

•	generated 27 percent higher production to 9,489 thousand barrels of oil equivalent (MBOE), including a 26 percent increase in oil and natural gas liquids production to 7,500 MBOE;

•	realized a 26 percent increase in oil prices to $56.82 per barrel; and

•
completed an estimated $41.1 million in various purchases and renewals of unproved acquisitions in the Permian Basin, including approximately $38.7 million in the Delaware Basin and approximately $2.4 million in the Midland Basin for unproved leasehold.

Key results during the nine months ended September 30, 2018 were as follows:

•	generated 42 percent higher production to 26,709 MBOE, including a 40 percent increase in oil and natural gas liquids production to 21,140 MBOE;

•	realized a 30 percent increase in oil prices to $59.59 per barrel;

•	recognized per unit declines of 16 percent and 10 percent in general and administrative (G&A) expense and oil, natural gas liquids and natural gas production expense, respectively;

•	recognized a pre-tax gain of $34.2 million on certain acreage swaps; and

•
completed an estimated $75.3 million in various purchases and renewals of unproved acquisitions in the Permian Basin, including approximately $67.7 million in the Delaware Basin and approximately $7.7 million in the Midland Basin for unproved leasehold.

FINANCIAL AND OPERATING PERFORMANCE

Quarter ended September 30, 2018 vs. quarter ended September 30, 2017
Energen had a net loss of $26.6 million ($0.27 per diluted share) for the three months ended September 30, 2018 as compared with a net loss of $18.5 million ($0.19 per diluted share) for the same period in the prior year. This change in net loss was primarily the result of:

•
higher year-over-year pre-tax losses of $81.3 million on open derivatives (resulting from a pre-tax $143.6 million non-cash loss on open derivatives for the third quarter of 2018 and a pre-tax $62.3 million non-cash loss on open derivatives for the third quarter of 2017);

•	period-over-period loss on closed derivatives (approximately $15.7 million pre-tax);

•	decreased natural gas commodity prices (approximately $11 million pre-tax);

•	increased oil, natural gas liquids and natural gas production expense (approximately $10.5 million pre-tax);

•	higher production and ad valorem taxes (approximately $9.9 million pre-tax);

•	higher G&A expense (approximately $8 million pre-tax);

•	gain in August 2017 from the sale of certain unproved leasehold properties in Wyoming (approximately $4.5 million pre-tax);

•	decreased income tax benefit due to the reduction in the corporate tax rate from the 2017 Tax Cuts and Jobs Act partially offset by a higher pre-tax loss (approximately $3.9 million);

•	increased depreciation, depletion and amortization (DD&A) expense (approximately $2.4 million pre-tax); and

•	increased interest expense (approximately $1.6 million pre-tax);

partially offset by:

•	increased oil and natural gas liquids commodity prices (approximately $80.5 million pre-tax); and

•	increased oil, natural gas liquids and natural gas production volumes (approximately $62.3 million pre-tax).

Nine months ended September 30, 2018 vs. quarter ended September 30, 2017
Energen had net income of $160.6 million ($1.64 per diluted share) for the nine months ended September 30, 2018 as compared with net income of $44.4 million ($0.45 per diluted share) for the same period in the prior year. This change in net income was primarily the result of:

•	increased oil, natural gas liquids and natural gas production volumes (approximately $247 million pre-tax);

•	increased oil and natural gas liquids commodity prices (approximately $247.4 million pre-tax);

•
gain in the first quarter of 2018 from certain acreage swaps in which Energen delivered approximately 1,922.4 net acres in the Midland Basin in exchange for approximately 1,230.7 net acres in the Delaware Basin (approximately $33.4 million pre-tax); and

•	lower exploration costs (approximately $2.8 million);

partially offset by:

•
higher year-over-year pre-tax losses of $182.2 million on open derivatives (resulting from a pre-tax $134.8 million non-cash loss on open derivatives for the first nine months of 2018 and a pre-tax $47.4 million non-cash gain on open derivatives for the first nine months of 2017);

•	period-over-period loss on closed derivatives (approximately $51.1 million pre-tax);

•	increased DD&A expense (approximately $39.4 million pre-tax);

•	increased oil, natural gas liquids and natural gas production expense (approximately $35.9 million pre-tax);

•	higher production and ad valorem taxes (approximately $31.1 million pre-tax);

•	decreased natural gas commodity prices (approximately $28.3 million pre-tax);

•	increased income tax expense due to higher pre-tax income partially offset by the reduction in the corporate tax rate from the 2017 Tax Cuts and Jobs Act (approximately $24.3 million);

•	higher G&A expense (approximately $11.7 million pre-tax);

•	gain in August 2017 from the sale of certain unproved leasehold properties in Wyoming (approximately $4.5 million pre-tax); and

•	increased interest expense (approximately $4.4 million pre-tax).

Outlook
Capital Estimate: Energen plans to continue investing in oil and natural gas production operations. In 2018 year-to-date, Energen has invested approximately $992 million, including $81 million associated with acquisitions, on its oil and natural gas capital program. Included in acquisitions are unproved leasehold acquisitions in the Delaware Basin of approximately $67.7 million and in the Midland Basin of approximately $7.7 million. The total drilling and development capital expenditures for 2018 is estimated to be approximately $1.33 billion, substantially all of which is for existing properties and exploration.

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

Results of Operations
The following table summarizes information regarding our production and operating data.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except sales price and per unit data)	2018	2017	2018	2017
Operating and production data
Oil, natural gas liquids and natural gas sales
Oil	$316,059	$203,281	$936,136	$532,652
Natural gas liquids	49,407	25,508	125,591	59,776
Natural gas	15,418	20,325	48,590	51,784
Total	$380,884	$249,114	$1,110,317	$644,212
Open non-cash mark-to-market gains (losses) on derivative instruments
Oil	$(127,642)	$(46,395)	$(110,258)	$42,730
Natural gas liquids	(15,386)	(15,765)	(24,203)	(4,148)
Natural gas	(558)	(105)	(305)	8,856
Total	$(143,586)	$(62,265)	$(134,766)	$47,438
Closed gains (losses) on derivative instruments
Oil	$(1,567)	$5,388	$(35,247)	$(470)
Natural gas liquids	(10,355)	(1,923)	(20,585)	(3,468)
Natural gas	880	1,190	2,356	1,537
Total	$(11,042)	$4,655	$(53,476)	$(2,401)
Total revenues	$226,256	$191,504	$922,075	$689,249
Production volumes
Oil (MBbl)	5,562	4,510	15,710	11,608
Natural gas liquids (MMgal)	81.4	60.6	228.1	146.0
Natural gas (MMcf)	11,934	9,174	33,414	22,500
Total production volumes (MBOE)	9,489	7,483	26,709	18,833
Average daily production volumes
Oil (MBbl/d)	60.5	49.0	57.5	42.5
Natural gas liquids (MMgal/d)	0.9	0.7	0.8	0.5
Natural gas (MMcf/d)	129.7	99.7	122.4	82.4
Total average daily production volumes (MBOE/d)	103.1	81.3	97.8	69.0
Average realized prices excluding effects of open non-cash mark-to-market derivative instruments
Oil (per barrel)	$56.54	$46.27	$57.34	$45.85
Natural gas liquids (per gallon)	$0.48	$0.39	$0.46	$0.39
Natural gas (per Mcf)	$1.37	$2.35	$1.52	$2.37
Average realized prices excluding effects of all derivative instruments
Oil (per barrel)	$56.82	$45.07	$59.59	$45.89
Natural gas liquids (per gallon)	$0.61	$0.42	$0.55	$0.41
Natural gas (per Mcf)	$1.29	$2.22	$1.45	$2.30
Costs per BOE
Oil, natural gas liquids and natural gas production expenses	$5.80	$5.95	$6.20	$6.89
Production and ad valorem taxes	$2.66	$2.05	$2.71	$2.20
Depreciation, depletion and amortization	$14.14	$17.61	$14.69	$18.74
Exploration expense	$0.10	$0.08	$0.13	$0.33
General and administrative	$3.12	$2.89	$2.76	$3.29
Capital expenditures (including acquisitions)	$396,931	$251,621	$991,853	$971,867

Revenues: Our revenues fluctuate primarily as a result of realized commodity prices, production volumes and the value of our derivative contracts. Our revenues are predominantly derived from the sale of oil, natural gas liquids and natural gas.
In the third quarter of 2018, commodity sales rose $131.8 million or 52.9 percent from the same period of 2017. In the year-to-date 2018, commodity sales rose $466.1 million or 72.4 percent from the same period of 2017. Particular factors impacting commodity sales include the following:

•
Total production increased 26.8 percent to 9,489 MBOE in the third quarter and 41.8 percent to 26,709 MBOE in the year-to-date. Increased production related to new well performance from the Delaware Basin and Midland Basin horizontal well programs was partially offset by reduced production associated with normal declines in the Central Basin Platform and the vertical Wolfberry in the Midland Basin.

•	Oil volumes in the third quarter increased 23.3 percent to 5,562 MBbl and 35.3 percent to 15,710 MBbl in the year-to-date.

•
Average realized oil prices rose 26.1 percent to $56.82 per barrel during the three months ended September 30, 2018. Average realized oil prices rose 29.9 percent to $59.59 per barrel during the nine months ended September 30, 2018.

•	Natural gas liquids production for the current quarter rose 34.3 percent to 81.4 MMgal and 56.2 percent to 228.1 MMgal in the year-to-date.

•
Average realized natural gas liquids prices rose 45.2 percent to an average price of $0.61 per gallon during the third quarter of 2018. Average realized natural gas liquids prices rose 34.1 percent to an average price of $0.55 per gallon during the nine months ended September 30, 2018.

•	Natural gas production increased 30.1 percent to 11.9 Bcf in the third quarter. For the nine months ended September 30, 2018, natural gas production rose 48.5 percent to 33.4 Bcf.

•
Average realized natural gas prices fell 41.9 percent to $1.29 per Mcf during the three months ended September 30, 2018. For the current year-to-date, average realized natural gas prices decreased 37 percent to $1.45 per Mcf.

Realized prices exclude the effects of derivative instruments.

Losses on derivative instruments were $154.6 million in the third quarter of 2018 compared to losses of $57.6 million in the same period of 2017. Losses on derivative instruments were $188.2 million in the nine months ended September 30, 2018 compared to gains of $45.0 million in the same period of 2017. Our earnings are significantly affected by the changes of our derivative instruments. Increases or decreases in the expected commodity price outlook generally result in the opposite effect on the fair value of our derivatives. However, these gains and losses are generally expected to be offset by the unhedged price on the related commodities.
Oil, natural gas liquids and natural gas production expense: The following table provides the components of our oil, natural gas liquids and natural gas production expenses:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per unit data)	2018	2017	2018	2017
Lease operating expenses	$36,433	$31,720	$112,858	$88,997
Workover and repair costs	15,467	10,430	42,840	35,424
Marketing and transportation	3,178	2,399	9,973	5,325
Total oil, natural gas liquids and natural gas production expense	$55,078	$44,549	$165,671	$129,746
Oil, natural gas liquids and natural gas production expense per BOE	$5.80	$5.95	$6.20	$6.89

Lease operating expense generally reflects year-over-year increases in the number of active wells resulting from Energen’s ongoing development and exploratory activities and also may be positively or negatively impacted by property acquisitions and dispositions.

•
Lease operating expense rose $4.7 million for the quarter largely due to higher equipment rental costs (approximately $2.0 million), increased electrical costs (approximately $1.3 million), higher gathering costs (approximately $0.7 million), increased non-operated costs (approximately $0.5 million) and increased chemical and treatment costs (approximately $0.4 million).

•
Lease operating expense rose $23.9 million for the year-to-date largely due to higher equipment rental costs (approximately $8.4 million), increased water disposal costs (approximately $4.6 million), increased electrical costs (approximately $3.5 million), higher gathering costs (approximately $1.9 million), increased non-operated costs (approximately $1.6 million), increased environmental costs (approximately $1.0 million), increased chemical and treatment costs (approximately $1.0 million), increased labor costs (approximately $0.5 million) and increased producing overhead costs (approximately $0.5 million).

Workover and repair costs increased approximately $5 million and $7.4 million for the three months and nine months ended September 30, 2018, respectively, largely due to higher incidence of well failures and storm repairs.

In the three months and nine months ended September 30, 2018, marketing and transportation costs increased $0.8 million and $4.6 million, respectively, primarily due to higher volumes associated with the Delaware Basin.

Production and ad valorem taxes: The following table provides a detail of our production and ad valorem taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per unit data)	2018	2017	2018	2017
Production taxes	$19,188	$12,663	$56,003	$32,098
Ad valorem taxes	6,016	2,663	16,502	9,266
Total production and ad valorem tax expense	$25,204	$15,326	$72,505	$41,364
Total production and ad valorem tax expense per BOE	$2.66	$2.05	$2.71	$2.20

In the current quarter, production-related taxes were $6.5 million higher with approximately $3.4 million attributed to higher production volumes and approximately $3.1 million associated with increased overall commodity market prices. In the year-to-date, production-related taxes were $23.9 million higher with approximately $13.4 million attributed to higher production volumes and approximately $10.5 million associated with increased overall commodity market prices. Commodity market prices exclude the effects of derivative instruments for purposes of determining production taxes. Ad valorem taxes increased $3.4 million in the current quarter and $7.2 million year-to-date largely due to the increase in valuation attributable to new drilling and higher production.

Depreciation, depletion and amortization: Energen’s DD&A expense for the quarter rose $2.4 million and increased $39.4 million year-to-date. The average depletion rate for the current quarter was $14.14 per BOE as compared to $17.61 per BOE in the same period a year ago. Higher production volumes in the quarter increased DD&A expense by approximately $35 million, which was partially offset by lower per unit depletion rates of approximately $32.6 million. For the nine months ended September 30, 2018, the average depletion rate was $14.69 per BOE as compared to $18.74 per BOE in the same period a year ago. In the year-to-date, higher production volumes increased DD&A expense by approximately $146.2 million, which was partially offset by lower per unit depletion rates of approximately $106.6 million.

Asset impairment: Non-cash impairment writedowns are reflected in asset impairment on the consolidated statements of operations.

In the nine months ended September 30, 2018, Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties in the Delaware Basin and the Midland Basin Platform of $0.4 million. In the year-to-date 2017, Energen recognized unproved leasehold writedowns primarily on Permian Basin oil properties of $0.5 million and non-cash impairments in the Permian Basin of $1.1 million to adjust the carrying amount of these properties to their fair value.

Exploration: Exploration expense increased $0.3 million in the third quarter of 2018. In the year-to-date, exploration expense decreased $2.8 million primarily due to lower seismic costs.

General and administrative: The following table provides details of our G&A expense:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per unit data)	2018	2017	2018	2017
General and administrative	$10,096	$4,097	$19,963	$13,587
Benefit and performance-based compensation costs	9,225	8,677	23,161	20,413
Labor costs	10,245	8,816	30,632	28,014
Total general and administrative expense	$29,566	$21,590	$73,756	$62,014
Total general and administrative expense per BOE	$3.12	$2.89	$2.76	$3.29

Total G&A expense increased $8 million for the three months ended September 30, 2018 and $11.7 million for the year-to-date largely due transaction fees and legal expenses related to the proposed Merger along with increased costs from Energen’s benefit and performance-based compensation plans and higher labor costs.

Gain on sale of assets and other, net: Energen had gains on the sale of assets and other, net, of $0.2 million and $34.0 million for the three months and nine months ended September 30, 2018, respectively. For the three months and nine months ended September 30, 2017, Energen had gains on the sale of assets and other, net, of $6.0 million and $7.0 million, respectively. Gains on the sale of assets and other, net, in the 2018 year-to-date include a first quarter $33.4 million pre-tax gain from certain acreage swaps in which Energen delivered approximately 1,922.4 net acres in the Midland Basin in exchange for approximately 1,230.7 net acres in the Delaware Basin and a second quarter pre-tax gain of $0.7 million from certain acreage swaps in which Energen delivered approximately 240 net acres in the Central Basin Platform in exchange for approximately 129.23 net acres in the Midland Basin. During the third quarter of 2018, Energen had a pre-tax gain of $0.1 million from certain acreage swaps in which Energen delivered approximately 612 net acres in the Midland Basin in exchange for approximately 608 net acres in the Midland Basin. Gains on the sale of assets and other in the 2017 quarter and year-to-date include a $4.5 million gain from the August 2017 sale of certain unproved leasehold properties in Wyoming.

Interest expense: Interest expense increased $1.6 million in the third quarter of 2018 and rose $4.4 million for the nine months ended September 30, 2018. Higher interest costs for both the current quarter and year-to-date was primarily due to increased borrowings under our syndicated credit facility. Higher interest in the year-to-date was partially offset by reduced interest related to the reduction of medium-term notes in 2017.

Income tax expense (benefit): Income tax benefit decreased $3.9 million for the three months ended September 30, 2018 primarily due to the reduction in the corporate tax rate from the 2017 Tax Cuts and Jobs Act partially offset by a higher pre-tax loss. In the year-to-date income tax expense increased $24.3 million largely due to higher pre-tax income partially offset by the reduction in the corporate tax rate from the 2017 Tax Cuts and Jobs Act. In March 2018, the Company executed a statute of limitation extension for its 2014 federal consolidated income tax return until September 10, 2019. This extension was granted as part of the Company’s ongoing IRS examination of its 2014 and 2016 federal consolidated income tax returns. In June 2018, the Company received notice that the state of Alabama initiated an income tax audit for the 2014 tax year for all subsidiaries.

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

Net cash provided by operating activities: Net cash provided by operating activities for the nine months ended September 30, 2018 was $763.1 million as compared to $382.8 million for the same period of 2017. Net income in 2018 has been impacted positively overall by the higher production volumes along with the increased oil and natural gas liquids price environment. Also affecting net income were certain non-cash charges, including the change in derivative fair value, the gain on sale of assets and deferred income taxes. Energen’s working capital was influenced by commodity prices and the timing of payments and recoveries.

Net cash used in investing activities: Net cash used in investing activities for the nine months ended September 30, 2018 was $913.4 million as compared to $979.6 million for the same period of 2017. Energen incurred on a cash basis $914 million in capital expenditures including $833 million largely related to the development of oil and natural gas properties and $81 million associated with acquisitions of which $75.3 million related to unproved leasehold acquisitions.

Net cash provided by financing activities: Net cash provided by financing activities for the nine months ended September 30, 2018 was $166.9 million as compared to $211.0 million for the same period of 2017. Net cash provided by financing activities in the year-to-date 2018 was primarily due to the increase in net credit facility borrowings along with cash received from the issuance of common stock through the Company’s stock-based compensation plan partially offset by cash paid for taxes on shares withheld.

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

Due to the volatility of commodity prices, the estimated fair value of our derivative instruments is subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. Additionally, Energen is at risk of economic loss based upon the creditworthiness of our counterparties. We were in a net loss position with all thirteen of our active counterparties at September 30, 2018. Energen has policies in place to limit hedging to not more than 80 percent of our estimated annual production; however, Energen’s credit facility contains a covenant which operates to limit hedging at a lower threshold in certain circumstances.

See Item 3. Quantitative and Qualitative Disclosures about Market Risk, for a full detail of our hedged volumes and see Note 3, Fair Value Measurements, in the Condensed Notes to Unaudited Consolidated Financial Statements for information regarding our policies on fair value measurement.

Credit Facility and Working Capital
At September 30, 2018, we had $825 million of committed financing available under our syndicated credit facility. On September 2, 2014, Energen entered into a five-year syndicated secured credit facility with domestic and foreign lenders. On November 9, 2017, the borrowing base was increased to $1.7 billion. The aggregate commitments under the credit facility did not change and remained at $1.05 billion. On April 30, 2018, we entered into an amendment to our credit facility which extended the maturity to April 30, 2023, increased the borrowing base to $2.15 billion and increased the aggregate commitments to $1.25 billion. Energen’s obligations under the syndicated credit facility are unconditionally guaranteed by Energen Resources. To finance our operations, working capital and capital spending, we expect to use internally generated cash flow from operations supplemented by our existing syndicated credit facility.

Access to capital is an integral part of Energen’s business plan. As of September 30, 2018, the Company had $425 million outstanding under its revolving credit facility. While we expect to have ongoing access to our credit facility and capital markets, continued access could be adversely affected by current and future economic and business conditions.

Our debt facilities are subject to certain financial and non-financial covenants as discussed in Note 4, Long-Term Debt, in the Condensed Notes to Unaudited Consolidated Financial Statements. The financial covenants of the credit facility require Energen to maintain a ratio of total debt to consolidated income before interest expense, income taxes, depreciation, depletion, amortization, exploration expense and other noncash income and expenses (EBITDAX) less than or equal to 4.0 to 1.0; and to maintain a ratio of consolidated current assets (adjusted to include amounts available for borrowings and exclude non-cash derivative instruments) to consolidated current liabilities (adjusted to exclude maturities under the credit facility and non-cash derivative instruments) greater than or equal to 1.0 to 1.0. We are also bound by covenants which limit our ability to incur additional indebtedness, make certain distributions or alter our corporate structure. Energen may not pay dividends if an event of default exists, if the payment would result in an event of default or if availability is less than 10 percent of the loan limit under the credit facility. Under Energen’s credit facility, a cross default provision provides that any debt default of more than $75 million by Energen or Energen Resources will constitute an event of default by Energen. Our credit facility also limits our ability to enter into commodity hedges based on projected production volumes. In addition, the terms of our credit facility limit the amount we can borrow to a borrowing base amount which is determined by our lenders in their sole discretion based on their valuation of our proved reserves and their internal criteria including commodity price outlook. The borrowing base amount is subject to redetermination semi-annually and for event-driven unscheduled redeterminations. Due to the pending Merger of Energen with Diamondback, our scheduled redetermination on October 1, 2018 was postponed to occur on or about January 15, 2019. Completion of the Merger would give rise to an event of default under the terms of the Energen credit facility. To avoid an event of default, Diamondback will need to either obtain waivers or consents from the lenders under the Energen credit facility or the Energen credit facility will need to be repaid in full and terminated in connection with the Merger.

Under Energen’s Indenture dated September 1, 1996 with The Bank of New York as Trustee, a cross default provision provides that any debt default of more than $10 million by Energen or Energen Resources will constitute an event of default by Energen. The Indenture does not include a restriction on the payment of dividends.

As of September 30, 2018, we were in compliance with our covenants and expect to maintain compliance during the remainder of 2018. However, in future periods, factors including those outside of our control may prevent us from maintaining compliance with the financial and non-financial covenants, including our total debt to EBITDAX covenant. In the event that we are unable to remain in compliance with our financial and non-financial covenants, we would seek covenant relief at a scheduled redetermination date or at an interim date, as appropriate. However, no assurances can be given with respect to such relief.

At September 30, 2018, Energen reported negative working capital of $323 million arising from current liabilities of $569.6 million exceeding current assets of $246.5 million. Working capital at Energen was influenced by the fair value of derivative financial instruments and accrued capital costs. Energen has $4.2 million in current assets and $172.8 million in current liabilities associated with its derivative financial instruments at September 30, 2018. Energen relies upon cash flows from operations supplemented by our credit facility to fund working capital needs.

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

Shares Issued
The following table provides a detail of shares issued by Energen:

(in thousands)	September 30, 2018	December 31, 2017
Shares outstanding	97,527	97,203
Treasury stock*	3,272	3,124
Shares issued	100,799	100,327
*Excludes 78,369 shares and 67,620 shares held in the 1997 Deferred Compensation Plan at September 30, 2018 and December 31, 2017, respectively.

Stock Repurchase Authorization
The Company may periodically repurchase shares of its common stock through open market or negotiated purchases. Such repurchases would be pursuant to a 3.6 million share repurchase authorization, of which approximately 3.4 million shares remain, approved by resolution of the Board of Directors on October 22, 2014. The resolution does not have an expiration date and does not limit Energen’s authorization to acquire shares in connection with tax withholdings and payment of exercise price on stock compensation plans. The timing and amounts of any repurchases are subject to changes in market conditions and other business considerations. We would expect to finance any share repurchases from available cash or under our existing credit facility.

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

Energen Resources appealed the Order in 2011, and in July 2012, on a motion from ONRR, the Order was remanded. In August 2014, ONRR issued its Revised Order and Energen Resources appealed the Revised Order. In the Revised Order, ONRR ordered that Energen pay additional royalties on production from certain federal leases in the amount of $129,700. At ONRR’s request; the Revised Order was also remanded in August 2015. On April 15, 2016, ONRR issued its Second Revised Order. The Second Revised Order directs Energen Resources to pay additional royalties of $189,000, replacing the previous demand of $129,700. Energen estimates that application of the ONRR position to all of the Company’s federal leases would result in ONRR claims up to approximately $24 million, plus interest and penalties from 2004 forward. ONRR began implementing its unbundling initiative in 2010, but seeks to implement its revisions retroactively, despite the fact that they conflict with previous audits, allowances and industry practice. Energen is contesting the Second Revised Order, the predecessor orders and the findings. Management is unable, at this time, to determine a range of reasonably possible losses, and no amount has been accrued as of September 30, 2018.

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

Certain immaterial impairments were recognized during the year-to-date 2018 as discussed under Asset Impairments in our Results of Operations. A further decline in our price assumptions by 10 percent from September 30, 2018 (assuming all other assumptions are held constant) is not expected to result in a material impairment to our consolidated financial statements. Other assumptions such as operating costs, transportation costs, well and reservoir performance, severance tax rates and ad valorem taxes, operating and development plans may change given an assumed 10 percent commodity price decline. However, we are unable to estimate their correlation to the price change and these other assumptions may worsen or partially mitigate some of the estimated impairment.

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

•
risks associated with our pending Merger with Diamondback Energy, Inc., including the possibility that we may incur significant transaction and other costs in connection with the Merger, the risk related to disruption of management time from ongoing business operations due to the Merger, the risk of any litigation relating to the Merger and the risk that the parties may not be able to satisfy the conditions to the completion of the Merger in a timely manner or at all; and

•
the other factors, risks and uncertainties that are disclosed (i) under the caption “Cautionary Statements Regarding Forward-Looking Statements” and under Part 1, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017; (ii) in our news releases; (iii) under Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, and Item 3. Quantitative and Qualitative Disclosures about Market Risk in this Quarterly Report on Form 10-Q; (iv) under Part 2, Item 1A. Risk Factors in our Quarterly Reports on Form 10-Q; and (v) in other filings we make with the Securities and Exchange Commission.

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

Commodity price risk: Energen’s major market risk exposure is in the pricing applicable to its oil, natural gas liquids and natural gas production. Historically, prices received for oil, natural gas liquids and natural gas production have been volatile due to world and national supply-and-demand factors, seasonal weather patterns and general economic conditions. Crude oil prices also are affected by quality differentials, by worldwide political developments and by actions of the Organization of the Petroleum Exporting Countries. Basis differentials, like the underlying commodity prices, can be volatile because of regional supply-and-demand factors, including seasonal factors and the availability and price of transportation to consuming areas. As impacted by such commodity price volatility during the third quarter of 2018, our average realized oil prices rose 26.1 percent to $56.82 per barrel and average realized natural gas liquids prices increased 45.2 percent to an average price of $0.61 per gallon while average realized natural gas prices decreased 41.9 percent to $1.29 per Mcf. During the year-to-date, our average realized oil prices rose 29.9 percent to $59.59 per barrel and average realized natural gas liquids prices increased 34.1 percent to an average price of $0.55 per gallon while average realized natural gas prices decreased 37.0 percent to $1.45 per Mcf.

We periodically enter into derivative commodity instruments to hedge our exposure to price fluctuations on oil, natural gas liquids and natural gas production. Such instruments may include over-the-counter swaps and basis swaps typically executed with investment and commercial banks and energy-trading firms.

As of September 30, 2018 (except as noted), Energen had entered into the following transactions for the remainder of 2018 and subsequent years:

Production Period	Description	Total Hedged Volumes		Average Contract Price	Fair Value (in thousands)
Oil
2018	NYMEX Swaps	540	MBbl	$60.25 Bbl	$(6,854)
	NYMEX Three-Way Collars	3,375	MBbl		(44,162)
	Ceiling sold price (call)			$60.04 Bbl
	Floor purchased price (put)			$45.47 Bbl
	Floor sold price (put)			$35.47 Bbl
2019	NYMEX Swaps	8,280	MBbl	$61.66 Bbl	(75,629)
	NYMEX Three-Way Collars	5,760	MBbl		(64,209)
	Ceiling sold price (call)			$61.65 Bbl
	Floor purchased price (put)			$45.94 Bbl
	Floor sold price (put)			$35.94 Bbl
2019	NYMEX Swaps	720	MBbl	$73.20 Bbl	*
Oil Basis Differential
2018	WTI/WTI Basis Swaps	3,150	MBbl	$(1.46) Bbl	24,790
2019	WTI/WTI Basis Swaps	16,560	MBbl	$(5.52) Bbl	7,417
2020	WTI/WTI Basis Swaps	15,120	MBbl	$(1.20) Bbl	(11,350)
Natural Gas Liquids
2018	Liquids Swaps	34.0	MMGal	$0.61 Gal	(13,589)
2019	Liquids Swaps	115.9	MMGal	$0.65 Gal	(26,493)
Natural Gas
2018	Basin Specific Swaps - West Texas/Waha	1.8	Bcf	$1.70 Mcf	447

2018	Basin Specific Swaps - Permian	0.9	Bcf	$2.56 Mcf	984
Derivative contracts (closed but not cash settled)					(17,355)
Total net derivative liability					$(226,003)
WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing
*Contracts entered into subsequent to September 30, 2018

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

Interest rate risk: Our interest rate exposure as of September 30, 2018 primarily relates to our syndicated credit facility with variable interest rates. As of September 30, 2018, the Company had $425 million outstanding under its revolving credit facility. The weighted average interest rate for amounts outstanding at September 30, 2018 was 3.4 percent. All long-term debt obligations, other than our credit facility, were at fixed rates at September 30, 2018.

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

Litigation Relating to the Merger
In connection with the Merger Agreement and the transactions contemplated thereby, two purported class action lawsuits and an individual lawsuit have been filed. Two of the complaints, captioned Melvin Gross v. Energen Corporation, et al., Case No. 2:18-cv-01711-RDP (filed October 17, 2018) and Shiva Stein v. Energen Corporation, et al., Case 2:18-cv-01746-JHE (filed October 22, 2018), were filed in the United States District Court for the Northern District of Alabama. One complaint, captioned Jordan Rosenblatt v. Energen Corporation, et al., Case No. 01-CV-2018-9043232100 (filed October 26, 2018), was filed in the Circuit Court of Jefferson County, Alabama. The complaints assert claims against Energen and its directors. In general, the complaints allege that the defendants violated Sections 14(a) and 20(a) of the Exchange Act because the joint proxy statement/prospectus with respect to the Merger filed with the SEC allegedly misrepresents or omits material information or assert state law breaches of fiduciary duty based on such alleged misrepresentations or omissions. The complaints generally seek, among other things, injunctive relief preventing the consummation of the Merger, rescission in the event the Merger is consummated, and damages. The defendants believe that the actions are without merit.

See also Part II, Item 1. Legal Proceedings in our Quarterly Report on Form 10-Q for the period ended March 31, 2018. See Note 8, Commitments and Contingencies, in the Condensed Notes to Unaudited Consolidated Financial Statements for further discussion with respect to legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the information set forth below in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017. Except as described in the preceding sentence, including the following additional risk factors, there have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Because the exchange ratio is fixed and because the market price of Diamondback common stock will fluctuate, Energen shareholders cannot be certain of the precise value of the Merger Consideration they will receive in the Merger.

If the Merger is completed, at the effective time of the Merger, each issued and outstanding eligible share of Energen common stock will be converted into the right to receive the Merger Consideration. The exchange ratio for the Merger Consideration is fixed at 0.6442 of a share of Diamondback common stock for each share of Energen common stock (subject to certain exceptions), and there will be no adjustment to the Merger Consideration for changes in the market price of Diamondback common stock or Energen common stock prior to the completion of the Merger. The actual value of any Merger Consideration received by Energen shareholders at the completion of the Merger will depend on the market value of the shares of Diamondback common stock at that time.

The Merger may not be completed and the Merger Agreement may be terminated in accordance with its terms. Failure to complete the Merger could negatively impact the price of shares of Energen common stock, as well as Energen’s future business and financial results.

The Merger is subject to a number of conditions that must be satisfied, including the approval by Diamondback stockholders of the issuance of Diamondback shares in connection with the Merger and approval by Energen shareholders of the Merger Agreement, or waived, in each case prior to the completion of the Merger. These conditions to the completion of the Merger, some of which are beyond the control of Diamondback and Energen, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed. The Merger Agreement may also be terminated under certain circumstances. If the transactions contemplated by the Merger Agreement are not completed for any reason, Energen’s ongoing businesses and financial results may be adversely affected. In addition, if the Merger Agreement is terminated and Energen’s board of directors seeks another merger or business combination, Energen may not be able to find a party willing to offer equivalent or more attractive consideration than the consideration Diamondback has agreed to provide in the Merger.

Current Energen shareholders will have a reduced ownership and voting interest in Diamondback after the Merger compared to their current ownership in Energen on a standalone basis and will exercise less influence over management.

Currently, Energen shareholders have the right to vote in the election of the Energen board of directors and on other matters requiring shareholder approval under Alabama law and the Energen certificate of incorporation and bylaws. As a result of the Merger, current Energen shareholders will own a smaller percentage of the combined company than they currently own of Energen, and as a result will have less influence on the management and policies of Diamondback post-Merger than they now have on the management and policies of Energen.

Energen will be subject to business uncertainties while the Merger is pending, which could adversely affect our business.

In connection with the pendency of the Merger, it is possible that certain persons with whom Energen has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with Energen as a result of the Merger, which could negatively affect our revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the Merger is completed.

Under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the closing of the Merger, which may adversely affect our ability to execute certain of our business strategies. Restrictions on us include, among other things, the ability to issue capital stock, modify or enter into material contracts in certain cases, acquire or dispose of assets, hire or terminate certain key employees, incur indebtedness, incur encumbrances or incur capital expenditures.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, could discourage a potential competing acquiror from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay a termination fee to Diamondback.

The Merger Agreement contains certain provisions that restrict our ability to initiate, solicit or knowingly encourage or knowingly facilitate any inquiries, proposals, or offers regarding, or the making of a competing proposal, engage in any discussions or negotiations with respect to a competing proposal or furnish any non-public information or access to our assets to any person in connection with a competing proposal, or enter into any letter of intent or agreement in principle concerning a competing proposal. In some circumstances, upon termination of the Merger Agreement, we will be required to pay a termination fee of $250 million to Diamondback. These and other provisions of the Merger Agreement could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of Energen or pursuing an alternative transaction with us from considering or proposing such a transaction. In particular, the provisions could discourage a potential third-party acquiror or merger partner that was prepared to pay consideration with a higher per share price than the per share price proposed to be received in the Merger, or might result in a potential third-party acquiror or merger partner proposing to pay a lower per share price than it might otherwise have proposed to pay because of the added expense of the termination fee that is payable in certain circumstances.

Uncertainties associated with the Merger may cause a loss of management personnel and other key employees, which could adversely affect the future business and operations of the combined company.

Whether or not the Merger is completed, the announcement and pendency of the Merger could disrupt the businesses of Energen. We are dependent on the experience and industry knowledge of our senior management and other key employees to execute our business plans. Current and prospective employees of Energen may experience uncertainty about their roles within the combined company following the Merger, which may have an adverse effect on our current ability to attract or retain key management and other key personnel regardless of whether the Merger is completed.

Diamondback and Energen may be targets of securities or fiduciary class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities and fiduciary class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements and, in connection with the Merger Agreement and the transactions contemplated thereby, a purported class action lawsuit and an individual lawsuit, respectively captioned Melvin Gross v. Energen Corporation, et al., Case No. 2:18-cv-01711-RDP (filed October 17, 2018) and Shiva Stein v. Energen Corporation, et al., Case 2:18-cv-01746-JHE (filed October 22, 2018), were filed in the United States District Court for the Northern District of Alabama. In addition, a purported class action lawsuit captioned Jordan Rosenblatt v. Energen Corporation et al., Case 01-CV-2018-904321.00 (filed October 26, 2018) has been filed in the Circuit Court for Jefferson County, Alabama. In general, the federal complaints allege that the defendants violated Sections 14(a) and 20(a) of the Exchange Act because the joint proxy statement/prospectus with respect to the Merger filed with the SEC allegedly misrepresents or omits material information and the Rosenblatt complaint makes disclosure allegations generally similar to those made in the federal complaints, as well as allegations of breach of fiduciary duties by Energen’s directors.

Even if such lawsuits are without merit, as the defendants believe these to be, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Energen’s liquidity and financial condition. The complaints generally seek, among other things, injunctive relief preventing the consummation of the Merger, rescission in the event the Merger is consummated, and damages. Any other lawsuits that may be brought against the parties to the Merger Agreement or their respective directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Merger Agreement already implemented and to otherwise enjoin the parties from consummating the Merger. If a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger in these complaints or any other similar lawsuits, then that injunction may delay or prevent the Merger from being completed, which may adversely affect Energen’s business, financial position and results of operation.

One of the conditions to the closing of the Merger is that no injunction by any court or other tribunal of competent jurisdiction has been entered and continues to be in effect and no law has been adopted or is effective, in either case that prohibits or makes illegal the closing of the Merger. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed within the expected timeframe or at all, which may adversely affect our business, financial position and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans**
July 1, 2018 - July 31, 2018	17,346	*	$71.94	—	3,373,161
August 1, 2018 - August 31, 2018	—		—	—	3,373,161
September 1, 2018 - September 30, 2018	42	*	77.49	—	3,373,161
Total	17,388		$71.95	—	3,373,161
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

ITEM 6. EXHIBITS

2.1*	-
Agreement and Plan of Merger, dated as of August 14, 2018, by and among Diamondback Energy, Inc., Sidewinder Merger Sub Inc. and Energen Corporation, which was attached as Exhibit 2.1 to Energen’s Current Report on Form 8-K filed on August 15, 2018

3.1*	-
Amended and Restated By Laws of Energen Corporation (as amended and restated through August 14, 2018), which was attached as Exhibit 3.1 to Energen’s Current Report on Form 8-K filed on August 15, 2018

10.1*	-	Form of Amendment, dated as of August 14, 2018, to the Severance Compensation Agreement, which was attached as Exhibit 10.1 to Energen’s Current Report on Form 8-K filed on August 15, 2018
31(a)	-	Section 302 Energen Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31(b)	-	Section 302 Energen Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32	-	Section 906 Energen Corporation Certification pursuant to 18 U.S.C. Section 1350
101.INS	-	XBRL Instance Document
101.SCH	-	XBRL Taxonomy Extension Schema Document
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGEN CORPORATION

November 8, 2018	By	/s/ J. T. McManus, II
J. T. McManus, II Chairman, Chief Executive Officer and President of Energen Corporation

November 8, 2018	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr. Vice President, Chief Financial Officer and Treasurer of Energen Corporation

November 8, 2018	By	/s/ Russell E. Lynch, Jr.
Russell E. Lynch, Jr. Vice President and Controller of Energen Corporation